Form 10QSB
period 2006-05-31
WORLD MARKETING INC
filed 2006-07-24
CIK 1102392

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: May 31, 2006

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                               File No. 333-129148

                              World Marketing, Inc.
                             ----------------------
                 (Name of small business issuer in our charter)

            Delaware                         6531                     11-3480036
            -------                          ----                     ---------
(State or other jurisdiction of     (Primary Standard Industrial       IRS I.D.
 incorporation or organization)     Classification Code Number)

543 Bedford Avenue, #176
Brooklyn, NY                                                           11211
------------                                                           -----
(Address of principal executive offices)                             (Zip Code)

                   Registrant's telephone number: 800-620-3029


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,800,300 shares of common stock outstanding as of July 14 2006.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the World Marketing Inc.'s ("WMI") latest registration statement filed with the Commission on Form SB-2/A.



                                TABLE OF CONTENTS



PART I - Financial Information.................................................3

Item 1. Financial Statements...................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10

Item 3. Controls and Procedures...............................................12

PART II - OTHER INFORMATION...................................................12

Item 1.  Legal Proceedings....................................................12

Item 2. Changes in Securities.................................................12

Item 3. Defaults upon Senior Securities.......................................12

Item 4. Submission of Matters to a Vote of Security Holders...................12

Item 5. Other Information.....................................................12

Item 6. Exhibits..............................................................12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                                  MAY 31, 2006
================================================================================


                                     ASSETS


CURRENT ASSETS:
  Cash                                                                $  33,631
                                                                      ---------
     TOTAL CURRENT ASSETS                                                33,631

Investments in real estate                                              215,000
                                                                      ---------

TOTAL ASSETS                                                          $ 248,631
                                                                      =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $   1,000
                                                                      ---------
     TOTAL CURRENT LIABILITIES                                            1,000
                                                                      ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.00001 par value,
    25,000,000 shares authorized
    8,800,300 shares issued and outstanding                                  89
  Additional paid-in capital                                            315,956
  Deficit accumulated during development stage                          (68,414)
                                                                      ---------
     TOTAL STOCKHOLDERS' EQUITY                                         247,631
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 248,631
                                                                      =========



            See accompanying notes to condensed financial statements.



                                          WORLD MARKETING, INC.
                                      (A Development Stage Company)

                                    CONDENSED STATEMENTS OF OPERATIONS
=========================================================================================================

                                     Nine Months Ended             Three Months Ended      From Inception
                                          May 31,                       May 31,            (July 22, 2005)
                                 --------------------------    --------------------------      Through
                                     2006           2005           2006          2005        May 31, 2006
                                 -----------    -----------    -----------    -----------    -----------
CONTINUING OPERATIONS:

  Selling, general and
      administrative expenses    $    31,680    $        --    $    23,565     $      --    $    39,419
                                 -----------    -----------    -----------    -----------    -----------

NET LOSS                         $   (31,680)   $        --    $   (23,565)    $      --    $   (39,419)
                                 ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING,
BASIC AND DILUTED                  8,316,109     5,930,300      8,641,061     5,930,300
                                 ===========     =========    ===========     =========


                        See accompanying notes to condensed financial statements.





                                   WORLD MARKETING, INC.
                               (A Development Stage Company)

                             CONDENSED STATEMENTS OF CASH FLOWS
===========================================================================================

                                                                               From Inception
                                                      Nine Months Ended May 31, (July 22, 2005)
                                                      -----------------------     through
                                                         2006         2005      May 31, 2006
                                                      ---------     ---------    ---------

OPERATING ACTIVITIES:
  Net loss                                            $ (31,680)    $      --    $ (39,419)
  CHANGES IN OPERATING ASSETS AND LIABILITIES:

      Accounts payable                                  (13,000)           --        1,000
                                                      ---------     ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                   (44,680)           --      (38,419)
                                                      ---------     ---------    ---------

INVESTING ACTIVITIES:

  Investment in real estate                                  --            --      (11,000)
                                                      ---------     ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                        --            --      (11,000)
                                                      ---------     ---------    ---------

FINANCING ACTIVITIES:
  Proceeds of stockholder loans                              --            --           50

  Proceeds from sale of common stock                     65,000            --       83,000
                                                      ---------     ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                65,000            --       83,050
                                                      ---------     ---------    ---------

INCREASE IN CASH                                         20,320            --       33,631

CASH - BEGINNING OF PERIOD                               13,311            --           --
                                                      ---------     ---------    ---------

CASH - END OF PERIOD                                  $  33,631     $      --    $  33,631
                                                      =========     =========    =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Issuance of common stock for real estate                                   $ 190,000
                                                                                 =========
      Contribution of stockholder loan to capital                                $   6,560
                                                                                 =========



                 See accompanying notes to condensed financial statements.

                                             5

                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  MAY 31, 2006


1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The financial statements include the accounts of World Marketing, Inc. ("WMI"). WMI is a development stage enterprise within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises." Accordingly, the costs associated with the development stage activities, discussed below, have an inception date of July 22, 2005. Prior costs relating to an attempted internet business which was discontinued in 2001 have been transferred to accumulated deficit.

         The condensed financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended August 31, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

         ORGANIZATION AND NATURE OF BUSINESS

         WMI is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.

         On July 22, 2005, the Company began selling its common stock to obtain the funds necessary to begin implementation of its new business plan. The primary objective of the new business plan is to acquire, make necessary renovations and resell both residential and commercial real estate. It is anticipated that the Company may lease some of the properties while they are being held for sale. The Company expects to acquire real estate using cash, mortgage financing or its common stock, or any combination thereof, and anticipates that the majority of the properties acquired will be in the New York City area. The real estate will be sold directly by the Company to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

         Webmarketing attempted to establish a web-based marketing business for health care products from its inception in 1999 until 2001. However, the Company did not establish any revenues and discontinued these operations in 2001.

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2006. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $68,414 through May 31, 2006, and incurred losses of $31,680 for the nine months ended May 31, 2006.

         The Company ceased its plans to begin a web-based marketing business for health care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. However, there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

         CASH AND CASH EQUIVALENTS

         The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

         REVENUE RECOGNITION

         Revenue from real estate sales is recognized when the related property is subject to a binding contract and all significant obligations have been satisfied. A sale shall not be considered to be consummated until
         (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, and (d) all conditions precedent to closing have been performed.

         Revenue from real estate leasing is recognized during the period of the lease. No revenue has been recognized.

         STOCK OPTION PLANS

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on September 1, 2005, SFAS 123(R) would require expensing any unvested options and will also require changing the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of May 31, 2006, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). SFAS No. 123, "Accounting for Stock Based compensation" (SFAS No. 123), required the Company to disclose pro forma information regarding option grants made to its employees until adoption of SFAS 123(R) discussed above. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that would be included in the required pro forma results. These amounts would not have been reflected in the Company's statements of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date.

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company has not granted any options.

         INVESTMENTS IN REAL ESTATE

         Costs associated with the acquisition, development and construction of real estate properties are capitalized when incurred. The carrying value of the properties will be reviewed, at least annually, for impairment. In the event the property is leased, depreciation will be recorded based upon a thirty-year life.

         DEFERRED INCOME TAXES

         Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, "Accounting for Income Taxes." A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires WMI to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At February 28, 2006 and 2005, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECENT ACCOUNTING PRONOUNCEMENTS

         Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not, believed by management to have a material impact on the Company's present or future financial statements.

         FAIR VALUE DETERMINATION

         Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

2 INVESTMENTS IN REAL ESTATE

         On August 25, 2005, the Company acquired its first real estate property, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of its common stock which was valued at $190,000. The cash payment included $11,000, which was paid at closing and $14,000 which is due within six months. During the three months ended November 30, 2005, the Company paid $4,000 of the $14,000, leaving a balance of $10,000 due February 28, 2006.

         The Company obtained an extension until August 25, 2006 to pay the remaining $10,000 balance. During the quarter ended May 31, 2006, the Company paid an additional $9,000 of this amount, leaving a balance of $1,000. The real estate was appraised at $240,000 shortly after the purchase.

3 INCOME TAXES

         WMI has not recorded a deferred tax benefit or expense for all prior periods through May 31, 2006, as all net deferred benefits have a full valuation allowance.

         Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" Federal income tax as follows, for the nine months ended May 31, 2006 and 2005:

                                                          2006          2005
                                                         -------      --------

         "Normally expected" income tax benefit          $11,000      $    --
         Valuation allowance                              11,000           --
                                                         -------      -------
         Actual income tax expense                       $    --      $    --
                                                         =======      =======

         WMI has available unused net operating loss carryforwards of approximately $68,000 which will expire in various periods from 2019 to 2025, some of which may be limited as to the amount available on an annual basis.

4 COMMON STOCK

         The Company is authorized to issue up to 25,000,000 shares of common stock with a par value of $.00001. At May 31, 2006, 8,800,300 shares were issued and outstanding.

5 RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

6 CONTINGENCIES

         The executive office of the Company is currently provided, at no charge, by the chief executive officer of the Company. It is expected that this arrangement will continue until operations expand beyond the current level. Rent expense has not been and will not be a significant item.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth in Item 3 and the matters set forth in this statement.

At the present time we have only nominal overhead costs. Our officers are not on any payroll and our offices and administrative assistance are now being provided at no cost. This situation will remain constant until such time as we have sufficient capital to afford to pay salaries.

We completed the acquisition of our first property on August 25, 2005; a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190, 000. The cash payment included $11,000, which was paid at closing and $14,000 which was originally due on February 25, 2006. We made a $4,000 reduction in the balance by the due date and then extended the remaining $10,000 balance until August 25, 2006. By May 31, 2006, the future amount owed had been paid. We have received a deed to the property. This has been our only transaction to date.

We have had no revenues since inception. Our auditors have expressed substantial doubt about our ability to continue as a going concern. In July, 2005, we sold 320,000 shares of our common stock for $32,000 to provide working capital and to provide a portion of the cash required to complete the condominium acquisition discussed above. Our current assets at May 31, 2006, exceed our current liabilities by $32, 631. Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs. During the period from March 1, 2006 through April 11, 2006, we raised cash proceeds of $65,000 from the private placement of 650,000 shares of our common stock.

We anticipate $25,000 will be required to meet minimum expenses within the next twelve months, exclusive of capital costs. In addition, we plan to acquire at least one additional property during the current fiscal year ending August 31, 2006. If we are able to complete the sale of our current property, we will attempt to acquire more than one additional property, depending upon the financial structure of the transactions. At this point, we would anticipate acquiring properties in the $200,000 to $300,000 cost range. We expect to acquire the properties using cash, mortgage financing or our common stock or any combination thereof. We anticipate that the majority of the properties acquired will be sold directly by us to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

In summary, as of May 31, 2006, we estimate that we will require $40,000 for the next 12 months for costs associated with being a public company, including planned nominal operating costs. We have a cash balance as of May 31, 2006 of $33,631 and our estimated total obligations for the next twelve months are $40,000.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005, with an asking price of $265,000. As of May 5, 2006, we have been unable to sell the property. We have decided to continue trying to sell the property until at least August or September, 2006, before attempting to lease the property. Based upon our discussions with a mortgage banker, we expect to be able to obtain a first mortgage in the amount of up to $150,000, if necessary. As of April 11, 2006, we have raised an additional $65,000 from private placement sales of our common stock. We obtained an extension of the $10,000 balance due on February 25, 2006 until August 25, 2006. From the $65,000 in additional equity proceeds, we reduced the $10,000 balance to $3,000. The seller of the property would have the normal remedies of law available in the event we did not pay the remaining balance due.


OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 2:  CHANGES IN SECURITIES

In March 2006, we sold 650,000 shares of our common stock for net proceeds of $65,000. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS

Exhibit Number          Name and/or Identification of Exhibit


      3     Articles of Incorporation & By-Laws
            (a) Articles of Incorporation of the Company.*
            (b) By-Laws of the Company.*

      31    Certification

      32    Certification

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form SB-2, and amendments thereto, previously filed with the Commission.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  World Marketing, Inc. (Registrant)

Date:  July 21, 2006


                                  By: /s/ Jacob Roth
                                      ------------------------------------------
                                      President and Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer