Form 10KSB
period 2006-08-31
WORLD MARKETING INC
filed 2006-12-11
CIK 1102392

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

                        COMMISSION FILE NUMBER 333-129148

                              WORLD MARKETING, INC.
              (Exact name of small business issuer in its charter)

               DELAWARE                                       11-3480036
     (State or Other Jurisdiction                            (IRS Employer
   of Incorporation or Organization)                      Identification No.)

       543 BEDFORD AVENUE, #176
             BROOKLYN, NY                                        11211
(Address of Principal Executive Office)                       (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (800) 620-3029

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.00001 PAR VALUE
                              (TITLE OF EACH CLASS)

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer's revenues for its most recent fiscal year. $ 0

As of November 24, 2006, the registrant had outstanding 9,487,007 shares of its common stock, par value of $.00001, its only class of voting securities. Currently there is no public market for the Company's shares. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

WORLD MARKETING, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I


                                                                            Page
PART I
Item 1     Description of Business                                            3
Item 2     Description of Property                                            6
Item 3     Legal Proceedings                                                  6
Item 4     Submission of Matters to a Vote of Security Holders                6

PART II
Item 5     Market for Common Equity, Related Stockholder Matters and Small
             Business Issuer Purchases of Equity Securities                   6
Item 6     Management's Discussion and Analysis or Plan of Operation          8
Item 7     Financial Statements                                              11
Item 8     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        22
Item 8A    Controls and Procedures                                           22
Item 8B    Other Information                                                 22

PART III
Item 9     Directors and Executive Officers of the Registrant                24
Item 10    Executive Compensation                                            25
Item 11    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  25
Item 12    Certain Relationships and Related Transactions                    27
Item 13    Exhibits                                                          27
Item 14    Principal Accountant Fees and Services                            27

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.



                                     PART I

ITEM 1:   DESCRIPTION OF BUSINESS


                                  ORGANIZATION

World Marketing, Inc. ("WMI" or the "Company") was originally organized in Delaware on March 22, 1999, with the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.

Webmarketing attempted to establish a web-based marketing business for health care products from its inception in 1999 until 2001. However, the Company did not have any revenues and discontinued operations in 2001.

                                    BUSINESS

Our primary objective is to acquire, make necessary renovations and resell both residential and commercial real estate. It is anticipated that we may lease some of the properties while they are being held for sale. We completed the acquisition of our first property on August 25, 2005, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000, from an unrelated third party. The cash payment included $11,000, which was paid at closing and $14,000 which was due on February 25, 2006. An extension until August 25, 2006, was obtained for the $10,000 balance owed at February 25, 2006, all of which was paid by the due date. We have received a deed to the property and there is no mortgage on the property nor are there any liens on the property. This has been our only transaction to date.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005. As of November 30, 2006, we have been unable to sell the property. We have decided to continue trying to sell the property until at least April 2007, before attempting to lease the property.

We plan to acquire at least one additional property during the current fiscal year ending August 31, 2007. If we are able to complete the sale of our current property, we may attempt to acquire more than one additional property, depending upon the financial structure of the transactions. At this point, we would anticipate acquiring properties in the $200,000 to $300,000 range. We expect to acquire the properties using cash, mortgage financing or our common stock or any combination thereof. We anticipate that the majority of the properties acquired will be in upstate New York, Brooklyn, New York or possibly in Eastern European countries. The real estate will be sold directly by us to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

Mr. Roth, our President, Chief Executive Officer and Chief Financial Officer, is our sole active employee. Mrs. Taub, our Secretary and Treasurer, will not be active in our day-to-day operations.

WMI does not have any plans or arrangements to merge with another company or otherwise engage in a transaction that would change the control of WMI.

The mailing address of our principal executive office is 543 Bedford Ave., #176, Brooklyn, New York 11211 and our telephone number is 800-620-3029.

                  FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are a development stage company. We have not previously been in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2007. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $122,238 through August 31, 2006, and have incurred losses of $85,504 for the year then ended.

We ceased our plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, we sold 650,000 shares of our common stock for $65,000 to provide a portion of the cash required to purchase our first real estate investment. In August 2006 we sold 436,667 shares of our common stock for $55,500. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

                                   COMPETITION

The first competitive consideration is to locate real estate for purchase that is within the Company's pricing limitations and is considered to be priced right for the market in that particular area. The competition for real estate is intense, and includes firms as small as one person working out of their home to multi-national conglomerates.

Once a property is acquired, the first task is to complete necessary repairs and renovations. When the property is available for sale, the major risk factor is to conclude a profitable sale. In this regard, a problem with some properties is the individuals who agree to a purchase contract may not be qualified to receive mortgage financing. The time period of removing the property from the market and then discovering that the purchaser is not mortgage qualified is costly in terms of reduced profits when a sale is concluded.

The profit potential to the Company is wholly dependent upon the ability of its officers and employees to purchase property and resell it at a price level which will provide profits to the Company. There is no assurance that these objectives will be realized. It is reasonable to assume that any property acquired and prepared for resale will eventually be sold. However, it may be that an eventual resale will be at a loss.

Because of the nature of this business there are no statistics that indicate the number of investors in the business or the financial extent of their activities. The Company will basically be in the same competitive position as any other investor seeking to purchase real estate in our anticipated price range.

                 GOVERNMENTAL REGULATIONS, APPROVAL, COMPLIANCE

The purchase and sale of real estate is essentially a private transaction. There are no known governmental regulations or compliance procedures to be considered, federal or state. The sale of real estate is reported to the Internal Revenue Service, but this is not an administrative factor in the purchase and sale process. The Company does not expect that environmental laws, federal or state, will have any impact on the planned real estate purchases, either in terms of compliance or cost or otherwise. The Company does not intend to purchase any property where environmental concerns exist.

If we acquire commercial properties, we will be required to meet the Federal requirements related to access and use by disabled persons, pursuant to the Americans with Disabilities Act of 1980. Modifications of these or other requirements could result in additional costs of compliance by WMI.


                                    EMPLOYEES

It is anticipated that the only active employee of this business in the near future will be its President. All other operative functions, such as repairs and/or renovations to the real estate will be handled by independent contractors or consultants.

ITEM 2:  DESCRIPTION OF PROPERTY

On August 25, 2005, we acquired our first real estate property, a three-bedroom two-bath residential condominium located at 125 Division Avenue, Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000, from an unrelated third party. The cash payment included $11,000 which was paid at closing and $14,000 which was due within six months. The $10,000 balance due on February 25, 2006, was extended until August 25, 2006, and has now been paid.

The executive office of the Company is currently provided, at no charge, by the chief executive officer of the Company. It is expected that this arrangement will continue until operations expand beyond the current level. Rent expense has not been and will not be a significant item.


ITEM 3:  LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)      MARKET INFORMATION

There is no public trading market for the Company's common stock.

There are no warrants or options or convertible securities of the Company outstanding.

Out of the 9,487,007 shares of voting common stock outstanding at November 24, 2006, there are 8,706,707 shares which were restricted and 780,300 shares of common stock which were issued before April 7, 1999 and are free trading pursuant to Rule 144(k) of the Securities Act of 1933. 920,000 of the restricted shares have been registered pursuant to an SB-2. There are no agreements between the stockholders and the Company pertaining to the registration of their shares under the Securities Act.

PENNY STOCK CONSIDERATIONS

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

         o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
         o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
         o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
         o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2006, we sold 436,667 shares of our common stock in private transactions for $55,500 in cash.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

(b)      HOLDERS

There are 83 shareholders of record of the Company's common stock at November 24, 2006.

(c)      DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         None.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We completed the acquisition of our first property on August 25, 2005, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000, from an unrelated third party. The cash payment included $11,000, which was paid at closing and $14,000 which was due on February 25, 2006. An extension until August 25, 2006, was obtained for the $10,000 balance owed at February 25, 2006, all of which was paid by the due date. We have received a deed to the property and there is no mortgage on the property nor are there any liens on the property. This has been our only transaction to date.

We have had no revenues since inception. In July 2005, we sold 320,000 shares of our common stock for $32,000 to provide working capital and to provide a portion of the cash required to complete the condominium acquisition discussed above. Our current liabilities at February 28, 2006, exceed our current assets by $9,984. During the fiscal year ended August 31, 2006, we sold 1,086,667 additional shares for $120,500.

We realized a loss of $80,825 during the fiscal year ended August 31, 2006, a substantial portion of which related to initial audit and professional costs relating to an SB-2 registration statement filed to register 920,000 shares. We expect our minimum operating costs to be $25,000 to $35,000 during the year ended August 31, 2007, depending upon future property acquisitions.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005, with an asking price of $265,000. As of November 30, 2006, we have been unable to sell the property. We have decided to continue trying to sell the property until at least April 2007, before attempting to lease the property. Based upon our discussions with a mortgage banker, we expect to be able to obtain a first mortgage loan in the amount of up to $150,000, if necessary.

                        GOING CONCERN FACTORS--LIQUIDITY

We are a development stage company. We have not previously been in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2007. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $122,238 through August 31, 2006, and have incurred losses of $85,504 for the year then ended.

We ceased our plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, we sold 650,000 shares of our common stock for $65,000 to provide a portion of the cash required to purchase our first real estate investment. In August 2006 we sold 436,667 shares of our common stock for $55,500. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.


                            NEW ACCOUNTING STANDARDS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


                          CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition and based on our current status as a development stage company, Idea Sports' most critical accounting policies include the valuation of intangibles, which affects their amortization and impairment calculations and stock-based compensation. The methods, estimates and judgments Idea Sports uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

LONG-LIVED ASSETS - Long-lived assets are periodically reviewed for impairment by comparing the carrying amount of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual locations may become unprofitable, which could result in a write-down of the carrying value of the assets located there. Any impairment would be recognized in operating results if a permanent reduction were to occur.

INTANGIBLE ASSET VALUATION - The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. We may use our common stock to acquire assets and will probably use the Black-Scholes valuation method to determine a valuation for the stock used in an acquisition. The Black-Scholes valuation method calculates a volatility factor for the stock price and extrapolates a valuation using these criteria. This valuation method has generally proven effective for companies with established markets for their common stock; however, due to the lack of an established trading market for our common stock, in the opinion of management, this may result in an unduly high valuation for the stock.


                         OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

ITEM 7:  FINANCIAL STATEMENTS

The Financial Statements of World Marketing, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2006 and 2005 and the period from inception (July 22, 2005) through August 31, 2006, is set forth as follows:

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Registered Public Accounting Firm:
  Paritz & Company, P.A.                                                    13
Balance Sheet                                                               14
Statements of Operations                                                    15
Statements of Stockholders' Deficit                                         16
Statements of Cash Flows                                                    17
Notes to Financial Statements                                              18-21

PARITZ & COMPANY, P.A.




================================================================================

                              WORLD MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                      WITH
             REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

                FROM INCEPTION (JULY 22, 2005) TO AUGUST 31, 2006

================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





Board of Directors
World Marketing, Inc,



We have audited the accompanying balance sheet of World Marketing, Inc. as of August 31, 2006 and the related statements of operations and cash flows for the years ended August 31, 2006 and 2005 and the period from inception (July 22, 2005) through August 31, 2006 and the statement of stockholders' equity for the years ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Marketing, Inc. as of August 31, 2006, and the results of its operations and its cash flows for the years ended August 31, 2006 and 2005 and the period from inception (July 22, 2005) through August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.



Hackensack, New Jersey
November 3, 2006

                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 AUGUST 31, 2006
================================================================================



                                     ASSETS

CURRENT ASSETS:
   Cash                                                               $  34,307
                                                                      ---------

     TOTAL CURRENT ASSETS                                                34,307
                                                                      ---------

OTHER ASSETS:
  Investments in real estate                                            215,000
  Investments in oil and gas leases                                       4,679
                                                                      ---------
     TOTAL OTHER ASSETS                                                 219,679
                                                                      ---------


TOTAL ASSETS                                                          $ 253,986
                                                                      =========



                              STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
  Common stock, $.00001 par value,
    25,000,000 shares authorized
    9,236,967 shares issued and outstanding                                  93
  Additional paid-in capital                                            371,452
  Deficit accumulated during development stage                         (117,559)
                                                                      ---------

TOTAL STOCKHOLDERS' EQUITY                                            $ 253,986
                                                                      =========



================================================================================


                        See notes to financial statements


                                        WORLD MARKETING, INC.
                                    (A Development Stage Company)

                                       STATEMENT OF OPERATIONS
======================================================================================================

                                                                                       FROM INCEPTION
                                                                                       (JULY 22, 2005)
                                                          YEAR ENDED AUGUST 31,           THROUGH
                                                         2006              2005        AUGUST 31, 2006
CONTINUING OPERATIONS:
   Selling, general and administrative expenses      $    80,825       $     7,739       $   117,559
                                                     -----------       -----------       -----------


NET LOSS                                             $   (80,825)      $    (7,739)      $  (117,559)
                                                     ===========       ===========       ===========


NET LOSS PER SHARE- BASIC AND
  DILUTED                                            $     (0.01)      $     (0.00)      $     (0.01)


WEIGHTED AVERAGE
SHARES OUTSTANDING,
BASIC AND DILUTED                                      8,497,487         5,984,881         8,497,487
                                                     ===========       ===========       ===========




=======================================================================================================

                                  See notes to financial statements



                                                       WORLD MARKETING, INC.
                                                   (A Development Stage Company)

                                                 STATEMENT OF STOCKHOLDERS; EQUITY

                                                    YEAR ENDED AUGUST 31, 2006
===============================================================================================================================

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                                ADDITIONAL          DURING
                                                   COMMON STOCK                   PAID-IN        DEVELOPMENT
                                                   SHARES         PAR VALUE       CAPITAL           STAGE              TOTAL
                                                   ------         ---------       -------           -----              -----

BALANCE - AUGUST 31, 2004                         5,930,300         $ 60           $22,425        $(28,995)          $ (6,510)

Sale of common stock                                320,000            3            31,997                -             32,000

Issuance of common stock for real estate
investment                                        1,900,000           19           189,981                -            190,000

Contribution to capital by stockholder                    -            -             6,560                -              6,560

Net loss                                                  -            -                 -          (7,739)            (7,739)
                                            ----------------    ---------    --------------    -------------      -------------

BALANCE - AUGUST 31, 2005                         8,150,300           82           250,963         (36,734)            214,311

Sale of common stock                              1,086,667           11           120,489                -            120,500

Net loss                                                  -            -                 -         (80,825)           (80.825)
                                            ----------------    ---------    --------------    -------------      -------------


BALANCE - AUGUST 31, 2006                         9,236,967          $93          $371,452       $(117,559)           $253,986
                                            ================    =========    ==============    =============      =============


===============================================================================================================================

                                              See notes to financial statements



                                             WORLD MARKETING, INC.
                                         (A Development Stage Company)

                                            STATEMENT OF CASH FLOWS

=============================================================================================================

                                                                                              FROM INCEPTION
                                                                                              (JULY 22, 2005)
                                                                    YEAR ENDED AUGUST 31,        THROUGH
                                                                    2006            2005      AUGUST 31, 2006

OPERATING ACTIVITIES:
  Net loss                                                       $ (80,825)      $  (7,739)      $ (93,243)
   Changes in operating assets and liabilities:
      Accounts payable                                             (14,000)             --         (14,000)
                                                                 ---------       ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                              (94,825)         (7,739)       (107,243)
                                                                 ---------       ---------       ---------

INVESTING ACTIVITIES:
  Investment in oil and gas leases                                  (4,679)        (11,000)        (11,000)
                                                                 ---------       ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                               (4,679)        (11,000)        (11,000)
                                                                 ---------       ---------       ---------

FINANCING ACTIVITIES:
  Proceeds of stockholder loans                                         --              50              50
  Proceeds from sale of common stock                               120,500          32,000         152,500
                                                                 ---------       ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          120,500          32,050         152,550
                                                                 ---------       ---------       ---------

INCREASE IN CASH                                                    20,996          13,311          34,307

CASH - BEGINNING OF PERIOD                                          13,311              --              --
                                                                 ---------       ---------       ---------

CASH - END OF PERIOD                                             $  34,307       $  13,311       $  34,307
                                                                 =========       =========       =========

Supplemental disclosures of cash flow information:
     NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Issuance of common stock for real estate                 $       0       $ 190,000       $ 190,000
                                                                 =========       =========       =========
        Contribution of stockholder loan to capital              $       0       $   6,560       $   6,560
                                                                 =========       =========       =========


=============================================================================================================

                                       See notes to financial statements

                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2006

1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         These financial statements include the accounts of World Marketing, Inc. ("WMI"). WMI is a development stage enterprise within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises." Accordingly, the costs associated with the development stage activities, discussed below, have an inception date of July 22, 2005. Prior costs relating to an attempted internet business which was discontinued in 2001 have been transferred to accumulated deficit.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended August 31, 2006.

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

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2006. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $122,238 through August 31, 2006, and incurred losses of $85,504 for the year then ended.

         The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. In August 2006 The Company sold 436,667 shares of its common stock for $55,500. However, there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

         STOCK OPTION PLANS

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on September 1, 2005, SFAS 123(R) would require expensing any unvested options and will also require changing the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of August 31, 2006, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). SFAS No. 123, "Accounting for Stock Based compensation" (SFAS No. 123), required the Company to disclose pro forma information regarding option grants made to its employees until adoption of SFAS 123(R) discussed above. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that would be included in the required pro forma results. These amounts would not have been reflected in the Company's statements of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date.

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

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires WMI to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2006 and 2005, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.


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

         The Company obtained an extension until August 25, 2006 to pay the remaining $10,000 balance. During the quarter ended May 31, 2006, the Company paid an additional $9,000 of this amount. The remaining balance of $1,000 was paid on June 6, 2006. The real estate was appraised at $240,000 shortly after the purchase.

3        INVESTMENT IN OIL AND GAS LEASES

         In August 2006, the Company was the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The leases represent approximately 393 acres of property located in Wyoming. These leases were acquired just prior to year-end and no exploration activities have taken place.

4        INCOME TAXES

         WMI has not recorded a deferred tax benefit or expense for all prior periods through August 31, 2006, as all net deferred benefits have a full valuation allowance.

         Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" Federal income tax as follows, for the year ended August 31, 2006 and 2005:

                                                          2006           2005

            "Normally expected" income tax benefit    $    11,000    $    3,100
            Valuation allowance                            11,000         3,100
                                                      -----------    ----------
            Actual income tax expense                 $         -    $        -
                                                      ===========    ==========

         WMI has available unused net operating loss carryforwards of approximately $122,000 which will expire in various periods from 2019 to 2025, some of which may be limited as to the amount available on an annual basis.

5        COMMON STOCK

         The Company is authorized to issue up to 25,000,000 shares of common stock with a par value of $.00001. At August 31, 2006, 9,236,967 shares were issued and outstanding.

6        RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

7        CONTINGENCIES

         The executive office of the Company is currently provided, at no charge, by the chief executive officer of the Company. It is expected that this arrangement will continue until operations expand beyond the current level. Rent expense has not been and will not be a significant item.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)      Former Independent Auditor

On June 13, 2006, Creason & Associates, P.L.L.C. ("Creason") of Tulsa, Oklahoma resigned as independent auditor for the Company. Management of World Marketing, Inc. ("WMI") has not had any disagreements with Creason related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

For the two most recent fiscal years ended August 31, 2005 and 2004, and for the subsequent interim periods through June 13, 2006, there has been no disagreement between the Company and Creason on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Creason would have caused him to make reference to the subject matter of the disagreement in connection with his reports, and Creason has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The accountant's report of Creason as of and for the years ended August 31, 2005 and 2004, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The report contained a "going concern" modification.

(b)      New Independent Auditor

On June 13, 2006, the Company engaged Paritz & Company, P.A. ("Paritz"), Certified Public Accountants, of Hackensack, New Jersey, as its principal independent accountant. The decision to engage Paritz was made by the majority approval of the Board of Directors of the Company.

During the year ended August 31, 2005, and through June 13, 2006, the Company did not consult with Paritz regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.


ITEM 8A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 8B: OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered "filed" under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act. If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item
2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

PART III

ITEM 9:           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. Frimet Taub is the daughter of Jacob Roth. We are not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has two Directors. The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

                                                                DATE FIRST
NAME             AGE      POSITION                          ELECTED/APPOINTED
----             ---      --------                          -----------------

Jacob Roth       59       Chief Executive                     March 22, 1999
                           Officer and Director

Frimet Taub      26       Secretary, Treasurer                March 22, 1999
                           and Director

JACOB ROTH was named President and Director of WMI on March 22, 1999. Previously, Mr. Roth was Chief Executive Officer of Virilitec Industries, Inc., a public company engaged in attempting to distribute a line of bioengineered virility nutritional supplements, from July 1, 2002, until December 1, 2003. Additionally, Mr. Roth was the President of JR Consulting, a public company engaged in consulting for other corporations, from 1982 until 1995. When not otherwise employed, Mr. Roth is a financial consultant to corporations.

FRIMET TAUB was named Secretary, Treasurer and Director of the Company on March 22, 1999. Mrs. Taub was a teacher at UTA in Brooklyn, New York from 1999 through 2002.

AUDIT COMMITTEE

The Board of Directors of the Company serves as the audit committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not applicable.

CODE OF ETHICS

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 10:  EXECUTIVE COMPENSATION

Jacob Roth currently serves as President and Chief Executive Officer of the Company and Frimet Taub serves as Secretary and Treasurer of the Company. There are no other individuals involved in the management or administration of the Company. Neither Mr. Roth nor Mrs. Taub currently receives any form of compensation, either direct or indirect, and no compensation is being accrued on the books of the Company. Accordingly, all disclosure items of executive compensation are currently not applicable.



ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company's voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of November 24, 2006, there were 9,487,007 shares of the Company's common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. We believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. There are currently no outstanding convertible securities, warrants, options or other rights.

Name and                     Amount and
                               address               nature of
                            of beneficial           beneficial         Percent
Title of class                  owner                  owner          of class
--------------                  -----                  -----          --------

Common                Jacob Roth                     4,900,000          51.7%
                      543 Bedford Ave, #176
                      Brooklyn, NY  11211

Common                Chaya B. Mermelstein           1,900,000          20.0%
                      151 Skillman Street
                      Brooklyn, NY  11205


(b)      SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of November 24, 2006.

                             Name and                 Amount and
                              address                  nature of
                           of beneficial              beneficial         Percent
Title of class                 owner                     owner          of class
--------------                 -----                     -----          --------

Common                Jacob Roth                        4,900,000          51.7%
                      543 Bedford Ave, #176
                      Brooklyn, NY  11211

Common                Frimet Taub                        250,000           2.6%
                      543 Bedford Ave, #176
                      Brooklyn, NY  11211

Common                All officers and directors        5,150,000          54.3%
                      as a group (2 persons)



                      EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jacob Roth is our only promoter. He has never received anything of value, tangible or intangible, directly or indirectly, from us.

Mr. Roth acquired 4,900,000 shares of our common stock for a total consideration of $490 ($.0001 per share) in March 1999. The founder shares were sold at par ($.0001).

Mrs. Taub is the daughter of Mr. Roth. Mrs. Taub acquired 250,000 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999. The founder shares were sold at par ($.0001).


ITEM 13: EXHIBITS

See Exhibit Index on Page 29.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of November 30, 2006 for professional services rendered by the Company's accountant was approximately $3,600 for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2006, including quarterly reviews. The Company's accountant billed approximately $8,100 for the audit of fiscal year ended August 31, 2005.

Audit-Related Fees - None.

Tax Fees - None for 2006 or 2005.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2006 or fiscal 2005.

Audit Committee Policies and Procedures - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IDEA SPORTS ENTERTAINMENT GROUP, INC.


December 11, 2006                          /s/ Jacob Roth
                                           -------------------------------------
                                           Jacob Roth, President, CEO and CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 11, 2006                          /s/ Jacob Roth
                                           -------------------------------------
                                           Jacob Roth, Director, President, CEO
                                             and CFO


December 11, 2006                          /s/ Frimet Taub
                                           -------------------------------------
                                           Frimet Taub, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM WORLD MARKETING, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

                                       EXHIBIT INDEX
Securities and
Exchange
Commission                                                                            Page
Exhibit No.      Type of Exhibit                                                     Number
-----------      ---------------                                                     ------

2                Plan of acquisition, reorganization, arrangement,                     N/A
                 liquidation, or succession

3(i)             Articles of incorporation N/A

3(ii)            By-laws N/A

4                Instruments defining the rights of holders, incl. Indentures          N/A

9                Voting trust agreement                                                N/A

10               Material contracts                                                    N/A

11               Statement re: computation of per share earnings                     Item 7

16               Letter on change in certifying accountant                             N/A

18               Letter on change in accounting principles                             N/A

21               Subsidiaries of the Registrant                                        N/A

22               Published report regarding matters submitted to vote                  N/A

23               Consent of experts and counsel                                        N/A

24               Power of Attorney                                                     N/A

31               Certification pursuant to 18 U.S.C. Section 1350
                 Section 302 of the Sarbanes-Oxley Act of 2002                         30

32               Certification pursuant to 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes-Oxley Act of 2002                         31
