Form 10QSB
period 2006-11-30
WORLD MARKETING INC
filed 2007-01-16
CIK 1102392

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2006


                               File No. 333-129148

                              World Marketing, Inc.
                              ---------------------
                 (Name of small business issuer in our charter)

           Delaware                                              11-3480036
           ---------                                             ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                  543 Bedford Avenue, #176, Brooklyn, NY 11211
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Registrant's telephone number: 800-620-3029

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,487,007 shares of common stock outstanding as of November 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the World Marketing Inc.'s Form 10-KSB dated August 31, 2006.



                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                  3

Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               11

Item 3:  Controls and Procedures                                              13



PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3:  Defaults upon Senior Securities                                      14

Item 4:  Submission of Matters to a Vote of Security Holders                  14

Item 5:  Other Information                                                    14

Item 6:  Exhibits                                                             14

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

WORLD MARKETING, INC.
(A Development Stage Company)
Condensed Balance Sheet
November 30, 2006
(Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $  36,998
                                                                      ---------
     Total current assets                                                36,998
OTHER ASSETS
  Investment in real estate                                             215,000
  Investment in oil and gas leases                                       11,139
                                                                      ---------
     Total other assets                                                 226,139
                                                                      ---------
          Total assets                                                $ 263,137
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                                                   $      --
                                                                      ---------
     Total liabilities                                                       --
                                                                      ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock: $.00001 par value; authorized 25,000,000 shares;
    9,487,007 shares issued and outstanding                                  96
  Additional paid-in capital                                            408,955
  Accumulated deficit                                                  (145,914)
                                                                      ---------
     Total stockholders' equity                                         263,137
                                                                      ---------
          Total liabilities and stockholders' equity                  $ 263,137
                                                                      =========

See accompanying notes to condensed financial statements.

WORLD MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended November 30, 2006 and 2005, and the period from inception (July 22, 2005) through November 30, 2006
(Unaudited)

                                                                               From inception
                                                                                July 22, 2005
                                                     Three Months Ended           through
                                                        November 30,             November 30,
                                                    2006            2005            2006
                                                 -----------     -----------     -----------

CONTINUING OPERATIONS
  Selling, general and administrative expense    $    28,355     $     8,951     $   145,914
                                                 -----------     -----------     -----------
          Net loss                               $   (28,355)    $    (8,951)    $  (145,914)
                                                 ===========     ===========     ===========


NET LOSS PER SHARE, BASIC AND DILUTED            $     (0.00)    $     (0.00)    $     (0.02)
                                                 ===========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                9,253,453       5,930,300       7,463,259
                                                 ===========     ===========     ===========

See accompanying notes to condensed financial statements.







WORLD MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Three Months Ended November 30, 2006 and 2005, and the period from inception (July 22, 2005) through November 30, 2006
(Unaudited)
                                                                                              From inception
                                                                                              July 22, 2005
                                                               Three Months Ended                through
                                                                    November 30,               November 30,
                                                              2006              2005              2006
                                                          -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $     (28,355)    $      (8,951)    $    (121,598)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
          Changes in operating assets and liabilities:
               Accounts payable                                      --            (1,700)          (14,000)
                                                          -------------     -------------     -------------
          Net cash used in operations                           (28,355)          (10,651)         (135,598)
                                                          -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in real estate                                          --                --            (6,321)
  Investment in oil and gas leases                               (6,460)               --           (11,139)
                                                          -------------     -------------     -------------
          Net cash used in investing activities                  (6,460)               --           (17,460)
                                                          -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of stockholder loans                                      --                --                50
  Proceeds from sale of common stock                             37,506                --           190,006
                                                          -------------     -------------     -------------
          Net cash provided by financing activities              37,506                --           190,056
                                                          -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,691           (10,651)           36,998
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   34,307            13,311                --
                                                          -------------     -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $      36,998     $       2,660     $      36,998
                                                          =============     =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
  Issuance of common stock for real estate                $          --     $          --     $     190,000
  Contribution of stockholder loan to capital                        --                --             6,560


See accompanying notes to condensed consolidated financial statements.


                                       5

                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2006
                                   (Unaudited)
================================================================================


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

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2006. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $145,914 through November 30, 2006, and incurred losses of $28,355 for the three months ended November 30, 2006 and $85,504 for the year ended August 31, 2006.

         The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. In August 2006 The Company sold 436,667 shares of its common stock for $55,500. In November 2006 the Company sold 250,040 shares of its common stock for $37,506. However, there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires WMI to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At November 30, 2006 and 2005, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

3        INVESTMENT IN OIL AND GAS LEASES

         The Company was the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The leases represent approximately 3,200 acres of property located in Wyoming and Montana. No exploration activities have yet taken place.

4        INCOME TAXES

         WMI has not recorded a deferred tax benefit or expense for all prior periods through November 30, 2006, as all net deferred benefits have a full valuation allowance.

         WMI has available unused net operating loss carryforwards of approximately $122,000 which will expire in various periods from 2019 to 2025, some of which may be limited as to the amount available on an annual basis.

5        COMMON STOCK

         The Company is authorized to issue up to 25,000,000 shares of common stock with a par value of $.00001. At November 30, 2006, 9,487,007 shares were issued and outstanding.

6        RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

         The Company entered into a management agreement with the President and Chief Executive Officer of the Company that provides for, among other things, reimbursement of certain expenses up to $59,000 over a two-year period. For the three months ended November 30, 2006 and 2005, these amounts approximated $16,500 and $3,000, respectively.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement.

We entered into a management agreement with the President and Chief Executive Officer of the Company that provides for, among other things, reimbursement of certain expenses up to $59,000 over a two-year period. For the three months ended November 30, 2006 and 2005, these amounts approximated $16,500 and $3,000, respectively.

At the present time we have only nominal overhead costs. Our officers do not receive any payroll and our offices and administrative assistance are now being provided on a reimbursement basis as noted above. This situation will remain constant until such time as we have sufficient capital to afford to pay salaries.

We completed the acquisition of our first property on August 25, 2005; a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000. The cash payment included $11,000, which was paid at closing and $14,000 which was originally due on February 25, 2006. We made a $4,000 reduction in the balance by the due date and then extended the remaining $10,000 balance until August 25, 2006. By May 31, 2006, the balance had been paid in full. We have received a deed to the property. This has been our only transaction to date.

We were the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The leases represent approximately 3,200 acres of property located in Wyoming and Montana for which we paid $4,679 during the quarter ended August 31, 2006 and $6,460 during the quarter ended November 30, 2006. No exploration activities have yet taken place.

We have had no revenues since inception. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our current assets at November 30, 2006, exceed our current liabilities by $36,998, our cash balance. Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs. During the quarter ended November 30, 2006, we raised cash proceeds of $37,506 from the private placement of 250,040 shares of our common stock.

We anticipate $75,000 will be required to meet minimum expenses within the next nine months, exclusive of capital costs. In addition, we plan to acquire at least one additional property during the current fiscal year ending August 31, 2007. If we are able to complete the sale of our current property, we will attempt to acquire more than one additional property, depending upon the financial structure of the transactions. At this point, we would anticipate acquiring properties in the $200,000 to $300,000 cost range. We expect to acquire the properties using cash, mortgage financing or our common stock or any combination thereof. We anticipate that the majority of the properties acquired will be sold directly by us to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005, with an asking price of $265,000. As of January 12, 2007, we have been unable to sell the property. We have decided to continue trying to sell the property until at least April 2007, before attempting to lease the property. Based upon our discussions with a mortgage banker, we expect to be able to obtain a first mortgage in the amount of up to $150,000 on the property, if necessary.

SELLING, GENERAL AND ADMINISTRATIVE COSTS - In the 2006 period amounted to $28,355 as compared to $8,951 in the 2005 period. The 2006 period included $3,000 to Standard & Poors for the Blue Sky filing, consulting fees of $8,000, office expense reimbursements of $5,954 and $11,000 in travel reimbursements. The 2005 period included $7,636 in accounting fees principally related to the 2005 audit.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:  CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 2:  CHANGES IN SECURITIES

In November 2006, we sold 250,040 shares of our common stock for net proceeds of $37,506. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS


         Exhibit 31        Certification pursuant to 18 U.S.C. Section 1350
                           Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32        Certification pursuant to 18 U.S.C. Section 1350
                           Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      World Marketing, Inc.

Date:  January 12, 2007


                                      By: /s/ Jacob Roth
                                          --------------------------------------
                                          President, Chief Executive Officer and
                                          Chief Financial Officer