Form 10QSB
period 2007-02-28
WORLD MARKETING INC
filed 2007-04-16
CIK 1102392

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 28, 2007


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,597,007 shares of common stock outstanding as of February 28, 2007.

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


                                TABLE OF CONTENTS

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                3

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

Item 3:  Controls and Procedures                                            14



PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  15

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3:  Defaults upon Senior Securities                                    15

Item 4:  Submission of Matters to a Vote of Security Holders                15

Item 5:  Other Information                                                  15

Item 6:  Exhibits                                                           15

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

WORLD MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
FEBRUARY 28, 2007
(UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $  24,822
                                                                      ---------
     Total current assets                                                24,822
OTHER ASSETS
  Investment in real estate                                             215,000
  Investment in oil and gas leases                                       14,587
                                                                      ---------
     Total other assets                                                 229,587
                                                                      ---------
          Total assets                                                $ 254,409
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                                                   $      --
                                                                      ---------
     Total liabilities                                                       --
                                                                      ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock: $.00001 par value; authorized 25,000,000 shares;
    9,597,007 shares issued and outstanding                                  97
  Additional paid-in capital                                            425,455
  Accumulated deficit                                                  (171,143)
                                                                      ---------
     Total stockholders' equity                                         254,409
                                                                      ---------
          Total liabilities and stockholders' equity                  $ 254,409
                                                                      =========


See accompanying notes to condensed financial statements.

WORLD MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)


                                                      2007              2006
                                                   -----------      -----------

CONTINUING OPERATIONS
  Selling, general and administrative expense      $    25,229      $       344
                                                   -----------      -----------
          NET LOSS                                 $   (25,229)     $      (344)
                                                   ===========      ===========


NET LOSS PER SHARE, BASIC AND DILUTED              $     (0.00)     $     (0.00)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                  9,488,229        8,150,300
                                                   ===========      ===========


See accompanying notes to condensed financial statements.

WORLD MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006, AND THE PERIOD
  FROM INCEPTION (JULY 22, 2005) THROUGH FEBRUARY 28, 2007
(UNAUDITED)


                                                                                        FROM INCEPTION
                                                                                        JULY 22, 2005
                                                          SIX MONTHS ENDED                 THROUGH
                                                             FEBRUARY 28                 FEBRUARY 28,
                                                      2007               2006                2007
                                                  -------------      -------------      --------------
CONTINUING OPERATIONS
  Selling, general and administrative expense     $      53,584      $       9,295      $      171,143
                                                  -------------      -------------      --------------
          NET LOSS                                $     (53,584)     $      (9,295)     $     (171,143)
                                                  =============      =============      ==============


NET LOSS PER SHARE, BASIC AND DILUTED             $       (0.01)     $       (0.00)     $        (0.02)
                                                  =============      =============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                   9,370,193          8,150,300           8,786,790
                                                  =============      =============      ==============


See accompanying notes to condensed financial statements.


WORLD MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006, AND THE PERIOD
  FROM INCEPTION (JULY 22, 2005) THROUGH FEBRUARY 28, 2007
(UNAUDITED)


                                                                                               FROM INCEPTION
                                                                                               JULY 22, 2005
                                                          SIX MONTHS ENDED                        THROUGH
                                                            FEBRUARY 28,                         FEBRUARY 28,
                                                               2007              2006               2007
                                                           ------------      ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $    (53,584)     $     (9,295)      $   (142,148)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
          Changes in operating assets and liabilities:
               Accounts payable                                      --            (2,800)                --
                                                           ------------      ------------       ------------
          Net cash used in operations                           (53,584)          (12,095)          (142,148)
                                                           ------------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in real estate                                          --                --            (25,000)
  Investment in oil and gas leases                               (9,908)               --            (14,587)
                                                           ------------      ------------       ------------
          Net cash used in investing activities                  (9,908)               --            (39,587)
                                                           ------------      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of stockholder loans                                      --                --                 50
  Proceeds from sale of common stock                             54,007                --            206,507
                                                           ------------      ------------       ------------
          Net cash provided by financing activities              54,007                --            206,557
                                                           ------------      ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (9,485)          (12,095)            24,822
CASH AND CASH EQUIVALENTS, beginning of period                   34,307            13,311                 --
                                                           ------------      ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                   $     24,822      $      1,216       $     24,822
                                                           ============      ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
  Issuance of common stock for real estate                 $         --      $         --       $    190,000
  Contribution of stockholder loan to capital                        --                --              6,560


See accompanying notes to condensed financial statements.

                                                     6

                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2007
                                   (Unaudited)
================================================================================

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

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2006. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $171,143 through February 28, 2007, and incurred losses of $53,584 for the six months ended February 28, 2007.

         The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. In August 2006 The Company sold 436,667 shares of its common stock for $55,500. In November 2006 the Company sold 250,040 shares of its common stock for $37,507 and sold 110,000 shares of its common stock in February 2007 for $16,500. However, there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

         Revenue from the sale of lease of oil and gas properties are recognized upon the completion of the sale transaction.

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

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires WMI to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At February 28, 2007 and 2006, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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


3        INVESTMENT IN OIL AND GAS LEASES

         The Company was the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The leases represent approximately 3,520 acres of property located in Wyoming and Montana. No exploration activities have yet taken place.

         On February 28, 2007 the Company entered into an agreement to sell by assignment, the rights, title and interest in certain of these leases to Bill Barrett Corporation for the sum of $3,092 plus future royalties. The Company's cost in these leases was $799. The income from this sale will be recognized upon completion of the final agreements.

4        INCOME TAXES

         WMI has not recorded a deferred tax benefit or expense for all prior periods through February 28, 2007, as all net deferred benefits have a full valuation allowance.

         WMI has available unused net operating loss carryforwards of approximately $122,000 which will expire in various periods from 2019 to 2025, some of which may be limited as to the amount available on an annual basis.


5        COMMON STOCK

         The Company is authorized to issue up to 25,000,000 shares of common stock with a par value of $.00001. At February 28, 2007, 9,597,007 shares were issued and outstanding.


6        RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

         The Company entered into a management agreement with the President and Chief Executive Officer of the Company that provides for, among other things, reimbursement of certain expenses up to $59,000 over a two-year period. For the six months ended February 28, 2007 and 2006, these amounts approximated $28,500 and $3,000, respectively.


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

We entered into a management agreement with the President and Chief Executive Officer of the Company that provides for, among other things, reimbursement of certain expenses up to $59,000 over a two-year period. For the three months ended February 28, 2007 and 2006, these amounts approximated $28,500 and $3,000, respectively.

At the present time we have only nominal overhead costs. Our officers do not receive any payroll and our offices and administrative assistance are now being provided on a reimbursement basis as noted above. This situation will remain constant until such time as we have sufficient capital to afford to pay salaries.

We completed the acquisition of our first property on August 25, 2005; a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000. The cash payment included $11,000, which was paid at closing and $14,000 which was paid in full by June 6, 2006. We have received a deed to the property. This has been our only real estate transaction to date.

We were the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The leases represent approximately 3,520 acres of property located in Wyoming and Montana for which we paid $4,679 during the quarter ended August 31, 2006 and $9,908 during the six-months ended February 28, 2007. No exploration activities have yet taken place.

We have had no revenues since inception. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our current assets at February 28, 2007, exceed our current liabilities by $24,822, our cash balance. Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs. During the six-month period ended February 28, 2007, we raised cash proceeds of $54,007 from the private placement of 360,040 shares of our common stock.

We anticipate $50,000 will be required to meet minimum expenses within the next six months, exclusive of capital costs. In addition, we plan to acquire at least one additional property during the current fiscal year ending August 31, 2007. If we are able to complete the sale of our current property, we will attempt to acquire more than one additional property, depending upon the financial structure of the transactions. At this point, we would anticipate acquiring properties in the $200,000 to $300,000 cost range. We expect to acquire the properties using cash, mortgage financing or our common stock or any combination thereof. We anticipate that the majority of the properties acquired will be sold directly by us to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005, with an asking price of $265,000. As of April 10, 2007, we have been unable to sell the property. We have decided to continue trying to sell the property until at least June 2007, before attempting to lease the property. Based upon our discussions with a mortgage banker, we expect to be able to obtain a first mortgage in the amount of up to $150,000 on the property, if necessary.

THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO 2006

During the three-month period ended February 28, 2007, selling, general and administrative expenses amounted to $25,299 as compared to $344 in the year earlier period. The 2007 period includes consulting fees of $8,000, travel expenses of $8,600, professional services and filing fees of $5,527 and office expenses of $3,172. The 2006 expenses were principally professional services.

SIX MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO 2006

During the six-month period ended February 28, 2007, selling, general and administrative expenses amounted to $53,584 as compared to $9,295 in the year earlier period. The 2007 period includes consulting fees of $16,000, travel expenses of $19,600, professional services and filing fees of $8,883 and office expenses of $9,101. The 2006 expenses were principally professional services.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:  CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 2:  CHANGES IN SECURITIES

In February 2007, we sold 110,000 shares of our common stock for net proceeds of $16,500. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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


                                         World Marketing, Inc.

Date:  April 16, 2007


                                    By:  /s/ Jacob Roth
                                         --------------------------------------
                                         Jacob Roth
                                         President, Chief Executive Officer and
                                         Chief Financial Officer