Form 10QSB
period 2007-05-31
WORLD MARKETING INC
filed 2007-07-13
CIK 1102392

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2007


                               File No. 333-129148

                              World Marketing, Inc.
                              ---------------------
                 (Name of small business issuer in our charter)

           Delaware                                              11-3480036
           --------                                              ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,597,007 shares of common stock outstanding as of May 31, 2007.

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

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

WORLD MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MAY 31, 2007
(UNAUDITED)

                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $   6,813
                                                                      ---------
     Total current assets                                                 6,813
OTHER ASSETS
  Investment in real estate                                             215,000
  Investment in oil and gas leases                                       14,213
                                                                      ---------
     Total other assets                                                 229,213
                                                                      ---------
          Total assets                                                $ 236,026
                                                                      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                                                   $      --
                                                                      ---------
     Total liabilities                                                       --
                                                                      ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock: $.00001 par value; authorized 25,000,000 shares;
    9,597,007 shares issued and outstanding                                  97
  Additional paid-in capital                                            425,455
  Deficit accumulated during the development stage                     (189,526)
                                                                      ---------
     Total stockholders' equity                                         236,026
                                                                      ---------
          Total liabilities and stockholders' equity                  $ 236,026
                                                                      =========

See accompanying notes to condensed financial statements.

WORLD MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)


                                                      2007              2006
                                                  -----------       -----------

Sale of oil and gas leases                        $     3,082       $        --
Cost of sales                                             799                --
                                                  -----------       -----------
     Gross profit                                       2,283                --
  Selling, general and administrative expense          20,667            23,565
                                                  -----------       -----------
          NET LOSS                                $   (18,384)      $   (23,565)
                                                  ===========       ===========


NET LOSS PER SHARE, BASIC AND DILUTED             $     (0.00)      $     (0.00)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                 9,597,007         8,641,061
                                                  ===========       ===========

See accompanying notes to condensed financial statements.


WORLD MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MAY 31, 2007 AND 2006, AND THE PERIOD
  FROM INCEPTION (JULY 22, 2005) THROUGH MAY 31, 2007
(UNAUDITED)

                                                                                      FROM INCEPTION
                                                                                      JULY 22, 2005
                                                        NINE MONTHS ENDED                THROUGH
                                                              MAY 31,                     MAY 31,
                                                      2007              2006               2007
                                                   -----------       -----------       -----------
Sale of oil and gas leases                         $     3,082       $        --       $     3,082
Cost of sales                                              799                --               799
                                                   -----------       -----------       -----------
     Gross profit                                        2,283                --             2,283
  Selling, general and administrative expense           74,251            31,680           191,810
                                                   -----------       -----------       -----------
          NET LOSS                                 $   (71,968)      $   (31,680)      $  (189,527)
                                                   ===========       ===========       ===========


NET LOSS PER SHARE, BASIC AND DILUTED              $     (0.01)      $     (0.00)      $     (0.02)
                                                   ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                  9,446,628         8,316,109         8,646,354
                                                   ===========       ===========       ===========

See accompanying notes to condensed financial statements.




WORLD MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MAY 31, 2007 AND 2006, AND THE PERIOD
  FROM INCEPTION (JULY 22, 2005) THROUGH MAY 31, 2007
(UNAUDITED)
                                                                                          FROM INCEPTION
                                                                                           JULY 22, 2005
                                                                NINE MONTHS ENDED             THROUGH
                                                                     MAY 31,                  MAY 31,
                                                              2007            2006             2007
                                                            ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (71,968)      $ (31,680)      $(160,532)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
          Changes in operating assets and liabilities:
               Accounts payable                                    --         (13,000)             --
                                                            ---------       ---------       ---------
          Net cash used in operations                         (71,968)        (44,680)       (160,532)
                                                            ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in real estate                                        --              --         (25,000)
  Investment in oil and gas leases                             (9,533)             --         (14,212)
                                                            ---------       ---------       ---------
          Net cash used in investing activities                (9,533)             --         (39,212)
                                                            ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of stockholder loans                                    --              --              50
  Proceeds from sale of common stock                           54,007          65,000         206,507
                                                            ---------       ---------       ---------
          Net cash provided by financing activities            54,007          65,000         206,557
                                                            ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (27,494)         20,320           6,813
CASH AND CASH EQUIVALENTS, beginning of period                 34,307          13,311              --
                                                            ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                    $   6,813       $  33,631       $   6,813
                                                            =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
  Issuance of common stock for real estate                  $      --       $      --       $ 190,000
  Contribution of stockholder loan to capital                      --              --           6,560


See accompanying notes to condensed financial statements.


                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  MAY 31, 2007
                                   (Unaudited)
================================================================================


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

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2006. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $189,527 through May 31, 2007, and incurred losses of $71,968for the nine months ended May 31, 2007.

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

         STOCK OPTION PLANS

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on September 1, 2005, SFAS 123(R) would require expensing any unvested options and would also require changing the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of August 31, 2006, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). SFAS No. 123, "Accounting for Stock Based compensation" (SFAS No. 123), required the Company to disclose pro forma information regarding option grants made to its employees until adoption of SFAS 123(R) discussed above. SFAS No. 123 specified certain valuation techniques that produce estimated compensation charges that would be included in the required pro forma results. These amounts would not have been reflected in the Company's statements of operations, because APB No. 25 specified that no compensation charge arises when the price of the employees' stock options equals or exceeds the market value of the underlying stock at the grant date.

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

         DEFERRED INCOME TAXES

         Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, "Accounting for Income Taxes." A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such asset will be realized.

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires WMI to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At May 31, 2007 and 2006, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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


2        INVESTMENTS IN REAL ESTATE

         On August 25, 2005, the Company acquired its first real estate property, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of its common stock which was valued at $190,000. The cash payment included $11,000, which was paid at closing and $14,000 which was due within six months.

         The Company paid $4,000 and obtained an extension until August 25, 2006 to pay the remaining $10,000 balance, which was paid in full by June 6, 2006. The real estate was appraised at $240,000 shortly after the purchase.


3        INVESTMENT IN OIL AND GAS LEASES

         The Company was the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The leases represent approximately 3,520 acres of property located in Wyoming and Montana. No exploration activities have yet taken place.

         On February 28, 2007 the Company entered into an agreement to sell by assignment, the rights, title and interest in certain of these leases to Bill Barrett Corporation for the sum of $3,082 plus future royalties. The Company's cost in these leases was $799.

4        INCOME TAXES

         WMI has not recorded a deferred tax benefit or expense for all prior periods through May 31, 2007, as all net deferred benefits have a full valuation allowance.

         WMI has available unused net operating loss carryforwards of approximately $141,000 which will expire in various periods from 2019 to 2026, some of which may be limited as to the amount available on an annual basis.


5        COMMON STOCK

         The Company is authorized to issue up to 25,000,000 shares of common stock with a par value of $.00001. At May 31, 2007, 9,597,007 shares were issued and outstanding.


6        RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

         The Company entered into a management agreement with the President and Chief Executive Officer of the Company that provides for, among other things, reimbursement of certain expenses up to $59,000 over a two-year period. For the nine months ended May 31, 2007 and 2006, these amounts approximated $36,600 and $6,600, respectively.


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

We entered into a management agreement with the President and Chief Executive Officer of the Company that provides for, among other things, reimbursement of certain expenses up to $59,000 over a two-year period. For the nine months ended May 31, 2007 and 2006, these amounts approximated $36,600 and $6,600, respectively.

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

We were the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The leases represent approximately 3,520 acres of property located in Wyoming and Montana for which we paid $4,679 during the quarter ended August 31, 2006 and $9,533 during the nine months ended May 31, 2007. No exploration activities have yet taken place.

We have had only nominal revenues since inception. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our current assets at May 31, 2007, exceed our current liabilities by $6,813, our cash balance. Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs. During the nine-month period ended May 31, 2007, we raised cash proceeds of $54,007 from the private placement of 360,040 shares of our common stock.

We anticipate $25,000 will be required to meet minimum expenses within the next three months, exclusive of capital costs. We will need to raise at least $20,000 through loans or private placements of our common stock or we will need to defer certain expenses. In addition, we planned to acquire at least one additional property during the current fiscal year ending August 31, 2007. If we are able to complete the sale of our current property, we will attempt to acquire more than one additional property, depending upon the financial structure of the transactions. At this point, we would anticipate acquiring properties in the $200,000 to $300,000 cost range. We expect to acquire the properties using cash, mortgage financing or our common stock or any combination thereof. We anticipate that the majority of the properties acquired will be sold directly by us to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005, with an asking price of $265,000. As of July 6, 2007, we have been unable to sell the property. We have decided to continue trying to sell the property until at least the end of our current fiscal year, before attempting to lease the property. Based upon our discussions with a mortgage banker, we expect to be able to obtain a first mortgage in the amount of up to $150,000 on the property, if necessary.

THREE MONTHS ENDED MAY 31, 2007 COMPARED TO 2006

During the three-month period ended May 31, 2007, selling, general and administrative expenses amounted to $20,667 as compared to $23,585 in the year earlier period. The 2007 period includes consulting fees of $9,240, professional services and filing fees of $3,377 and office expense reimbursements of $8,050. The 2006 expenses includes $15,000 in consulting fees, $1,600 in office expense reimbursements, $5,000 in travel expenses and $1,985 in professional services and filing fees.

NINE MONTHS ENDED MAY 31, 2007 COMPARED TO 2006

During the nine-month period ended May 31, 2007, selling, general and administrative expenses amounted to $74,251 as compared to $31,680 in the year earlier period. The 2007 period includes consulting fees of $25,240, travel expenses of $19,600, professional services and filing fees of $12,457 and office expense reimbursements of $16,954. The 2006 expenses include $15,000 in consulting fees, $5,000 in travel expenses, $1,600 in office expense reimbursements and $10,080 in professional services and filing fees.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:  CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

None in current quarter.

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


                                                  World Marketing, Inc.

Date:  July 12, 2007


                                         By:  /s/ Jacob Roth
                                              ----------------------------------
                                              President, Chief Executive Officer
                                              and Chief Financial Officer