Form 10KSB
period 2007-08-31
WORLD MARKETING INC
filed 2007-11-29
CIK 1102392

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2007

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

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

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

State issuer's revenues for its most recent fiscal year. $3,082.
                                                        --------

The aggregate market value of the shares of its common stock, par value $0.00001, held by non-affiliates on November 14, 2007, was $441,124 based on the closing price on the OTC Bulletin Board on that date. (See Item 5).

As of November 14, 2007, the registrant had outstanding 13,907,027 shares of its common stock, par value of $.00001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

                              WORLD MARKETING, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I


                                                                           Page
PART I
Item 1   Description of Business                                             3
Item 2   Description of Property                                             9
Item 3   Legal Proceedings                                                   9
Item 4   Submission of Matters to a Vote of Security Holders                 9

PART II
Item 5   Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities             10
Item 6   Management's Discussion and Analysis or Plan of Operation          12
Item 7   Financial Statements                                               14
Item 8   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        26
Item 8A  Controls and Procedures                                            26
Item 8B  Other Information                                                  27

PART III
Item 9   Directors and Executive Officers of the Registrant                 28
Item 10  Executive Compensation                                             29
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   29
Item 12  Certain Relationships and Related Transactions                     31
Item 13  Exhibits                                                           31
Item 14  Principal Accountant Fees and Services                             32

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.


                                     PART I

ITEM 1:   DESCRIPTION OF BUSINESS

                                  ORGANIZATION

World Marketing, Inc. ("WMI" or the "Company") was originally organized in Delaware on March 22, 1999, with the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.

On November 5, 2007, the Company filed its Definitive Information Statement on
Schedule 14C to report the following corporate actions:

1. To approve an amendment to the Company's Articles of Incorporation to increase the Company's authorized capital to 110,000,000 shares comprising 100,000,000 shares of common stock par value $0.00001 per share and 10,000,000 shares of preferred stock par value $0.00001 per share;
2. To specifically delineate the rights of the holders of common stock $0.00001 par value with respect to dividends, liquidation and voting rights;
3. To confirm the right of the Company's board of directors to designate and issue from time to time, in one or more series, shares of preferred stock par value $0.00001 per share subject to such designations and powers, preferences and rights, and qualifications, limitations and restrictions thereof hereinafter adopted by the Company's board of directors;
4. To specifically delineate right of the Company's board of directors to issue shares of common and preferred stock for such consideration as may be determined by the Company's board of directors (but not less than par value) and to issue rights or options to acquire such shares on terms and conditions to be determined by the Company's board of directors; and
5.       To change the name of the Company to Royal Energy Resources, Inc.

The foregoing can become effective not less than twenty days after November 5, 2007, upon filing the amendment with the Delaware Secretary of State.

Webmarketing attempted to establish a web-based marketing business for health care products from its inception in 1999 until 2001. However, the Company did not have any revenues and discontinued operations in 2001.

                                    BUSINESS

REAL ESTATE
Our primary objective is to acquire, make necessary renovations and resell both residential and commercial real estate. It is anticipated that we may lease some of the properties while they are being held for sale. We completed the acquisition of our first property on August 25, 2005, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000, from an unrelated third party. We have received a deed to the property and there is no mortgage on the property nor are there any liens on the property. This has been our only transaction to date.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005. As of November 14, 2007, we have been unable to sell the property. We have decided to continue trying to sell the property until at least the spring of 2008, before attempting to lease the property.

We plan to acquire at least one additional property during fiscal year ending August 31, 2008. If we are able to complete the sale of our current property, we may attempt to acquire more than one additional property, depending upon the financial structure of the transactions. At this point, we would anticipate acquiring properties in the $200,000 to $300,000 range. We expect to acquire the properties using cash, mortgage financing or our common stock or any combination thereof. As a result of the current real estate environment in the United States, we are currently limiting any potential acquisitions to Eastern European countries. The real estate will be sold directly by us to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

ENERGY AND MINING
During 2007, the Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise 2,535 acres in Wyoming. In addition, the Company holds the lease for uranium rights on 1,293 acres in Wyoming.

The Company is generally negotiating with energy and mining companies to develop the potential resources that may be contained in the properties and will typically either farm-out or sell the lease and retain an over-riding royalty interest on any potential future production.

As a result of the current real estate market, the Company expects to concentrate the majority of its resources in energy projects.

OTHER
Mr. Roth, our President, Chief Executive Officer and Chief Financial Officer, is our sole active employee. Mrs. Taub, our Secretary and Treasurer, will not be active in our day-to-day operations.

WMI does not have any plans or arrangements to merge with another company or otherwise engage in a transaction that would change the control of WMI.

The mailing address of our principal executive office is 543 Bedford Ave., #176, Brooklyn, New York 11211 and our telephone number is 800-620-3029.

                  FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are a development stage company. We have not previously been in the business of acquiring, renovating and selling or leasing real estate, nor have we been in the energy business.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2008. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $211,089 through August 31, 2007, and incurred a loss of $93,530 for the year then ended.

We ceased our plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. The Company sold its common stock in private transactions which raised $120,500 in 2006 and $80,070 in 2007. The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

                                   COMPETITION

REAL ESTATE
The first competitive consideration is to locate real estate for purchase that is within the Company's pricing limitations and is considered to be priced right for the market in that particular area. The competition for real estate is intense, and includes firms as small as one person working out of their home to multi-national conglomerates.

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

ENERGY AND MINING
The Company expects to concentrate the majority of its resources in oil and gas and mining by acquiring leasehold interests and either selling or farming them out to other companies for development, while retaining an over-riding royalty interest. The Company may elect to participate in the development of certain properties should its capital position improve. The Company is much smaller than most participants in this industry and has limited expertise in operating energy and mining businesses.


                 GOVERNMENTAL REGULATIONS, APPROVAL, COMPLIANCE

REAL ESTATE
The purchase and sale of real estate is essentially a private transaction. There are no known governmental regulations or compliance procedures to be considered, federal or state. The sale of real estate is reported to the Internal Revenue Service, but this is not an administrative factor in the purchase and sale process. The Company does not expect that environmental laws, federal or state, will have any impact on the planned real estate purchases, either in terms of compliance or cost or otherwise. The Company does not intend to purchase any property where environmental concerns exist.

If we acquire commercial properties, we will be required to meet the Federal requirements related to access and use by disabled persons, pursuant to the Americans with Disabilities Act of 1980. Modifications of these or other requirements could result in additional costs of compliance by WMI.

ENERGY AND MINING
If we elect to participate directly in development of oil and gas properties, our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulations includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or pro-ration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.


                                  ENVIRONMENTAL

ENERGY AND MINING
Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of "solid wastes" and "hazardous wastes," certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We plan to establish guidelines and management systems to ensure compliance with environmental laws, rules and regulations if we participate directly in the development of oil and gas resources. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations. We will rely on the operator of the properties in which we have an interest to be in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we plan to maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

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

As of August 31, 2007, we own oil and gas leases comprising 2,538 acres in Wyoming. In addition, we hold the lease for uranium rights on 1,293 acres in Wyoming.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) MARKET INFORMATION

Our $0.00001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers ("NASD") Over-The Counter Bulletin Board ("OTCBB") under the symbol "WRLM.OB." Until we began trading on September 5, 2007, there was no public market for our common stock.

The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter ("OTC") equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

There are no warrants or options or convertible securities of the Company outstanding.

Out of the 13,907,027 shares of voting common stock outstanding at November 14, 2007, there are 13,126,727 shares which were restricted and 780,300 shares of common stock which were issued before April 7, 1999 and are free trading pursuant to Rule 144(k) of the Securities Act of 1933. 920,000 of the restricted shares were registered pursuant to an SB-2. There are no agreements between the stockholders and the Company pertaining to the registration of their shares under the Securities Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2007, we sold 4,310,020 shares of our common stock in private transactions for $26,063 in cash and a note receivable in the amount of $81,590.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

(b) HOLDERS

There are 96 shareholders of record of the Company's common stock at November 14, 2007.

(c) DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         None.

ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the matters set forth in this statement.

In 2007, we recorded our initial revenue of $3,082 on mineral leases in which we had a cost basis of $799. We retained an overriding royalty interest on any future production from the lease.

Our operating expenses amounted to $95,813 in 2007 and $80,825 in 2006. The expenses in 2007 include consulting fees of $38,040, office expenses reimbursed to Mr. Roth of $19,534, travel expenses reimbursed to Mr. Roth for $19,600, legal and accounting fees of $9,454 and other general and administrative expenses of $9,185. The expenses in 2006 include consulting fees of $30,500, office expenses reimbursed to Mr. Roth of $8,860, travel expenses reimbursed to Mr. Roth for $16,600, legal and accounting fees of $18,333 and other general and administrative expenses of $6,532.

We completed the acquisition of our first real estate property on August 25, 2005, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000, from an unrelated third party. We have received a deed to the property and there is no mortgage on the property nor are there any liens on the property. This has been our only real estate transaction to date.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005, with an asking price of $265,000. As of November 15, 2007, we have been unable to sell the property. We have decided to continue trying to sell the property until at least the spring of 2008, before attempting to lease the property. Based upon our discussions with a mortgage banker, we expect to be able to obtain a first mortgage loan in the amount of up to $150,000, if necessary.

                        GOING CONCERN FACTORS--LIQUIDITY

We are a development stage company. We have not previously been in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2008. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $211,089 through August 31, 2007, and incurred a loss of $93,530 for the year then ended.

We ceased our plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. The Company sold its common stock in private transactions which raised $120,500 in 2006 and $80,070 in 2007. The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.


                            NEW ACCOUNTING STANDARDS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


                          CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition and based on our current status as a development stage company, our most critical accounting policies include the valuation of long-lived assets, which affects their amortization and impairment calculations. The methods, estimates and judgments we use in applying this most critical accounting policy have a significant impact on the results we reports in our financial statements.

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

ITEM 7:  FINANCIAL STATEMENTS

The Financial Statements of World Marketing, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2007 and 2006 and the period from inception (July 22, 2005) through August 31, 2007, is set forth as follows:

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Report of Independent Registered Public Accounting Firm:
  Paritz & Company, P.A.                                              16
Balance Sheet                                                         17
Statements of Operations                                              18
Statements of Stockholders' Deficit                                   19
Statements of Cash Flows                                              20
Notes to Financial Statements                                        21-25

PARITZ & COMPANY, P.A.




================================================================================


                              WORLD MARKETING, INC.

                          (A DEVELOPMENT STAGE COMPANY)



                              FINANCIAL STATEMENTS
                                      WITH
             REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

                FROM INCEPTION (JULY 22, 2005) TO AUGUST 31, 2007


================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
World Marketing, Inc,


We have audited the accompanying balance sheet of World Marketing, Inc. as of August 31, 2007 and the related statements of operations and cash flows for the years ended August 31, 2007 and 2006 and the period from inception (July 22, 2005) through August 31, 2007 and the statement of stockholders' equity for the years ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Marketing, Inc. as of August 31, 2007, and the results of its operations and its cash flows for the years ended August 31, 2007 and 2006 and the period from inception (July 22, 2005) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
November 2, 2007

                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 AUGUST 31, 2007
================================================================================



                                     ASSETS

CURRENT ASSETS:
   Cash                                                   $   7,611
                                                          ---------

     TOTAL CURRENT ASSETS                                     7,611
                                                          ---------

OTHER ASSETS:
  Investments in real estate                                215,000
  Investments in oil and gas leases                          17,915
                                                          ---------
     TOTAL OTHER ASSETS                                     232,915
                                                          ---------

TOTAL ASSETS                                              $ 240,526
                                                          =========



                              STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
  Common stock, $.00001 par value,
    25,000,000 shares authorized
    13,907,027 shares issued and outstanding              $     139
  Additional paid-in capital                                533,066
  Deficit accumulated during development stage             (211,089)
                                                          ---------
                                                            322,116
  Less common stock subscription receivable                 (81,590)
                                                          ---------

TOTAL STOCKHOLDERS' EQUITY                                $ 240,526
                                                          =========


================================================================================


                        See notes to financial statements

                                       WORLD MARKETING, INC.
                                   (A Development Stage Company)

                                      STATEMENT OF OPERATIONS
==================================================================================================

                                                                                    FROM INCEPTION
                                                                                    (JULY 22, 2005)
                                                   YEAR ENDED AUGUST 31,               THROUGH
                                                  2007               2006           AUGUST 31, 2007


Sale of oil and gas leases                   $     3,082         $      --           $     3,082
Cost of sales                                        799                --                   799
                                             -----------         -----------         -----------


GROSS PROFIT                                       2,283                --                 2,283


CONTINUING OPERATIONS:
  Selling, general and administrative             95,813              80,825             213,372
                                             -----------         -----------         -----------



NET LOSS                                     $   (93,530)        $   (80,825)        $  (211,089)
                                             ===========         ===========         ===========





LOSS PER SHARE                               $      (.01)        $      (.01)        $      (.03)
                                             ===========         ===========         ===========


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          9,974,688           8,497,487           8,300,402
                                             ===========         ===========         ===========


===================================================================================================


                                 See notes to financial statements


                                                       WORLD MARKETING, INC.
                                                   (A Development Stage Company)

                                                 STATEMENT OF STOCKHOLDERS; EQUITY

                                                    YEAR ENDED AUGUST 31, 2007
===================================================================================================================================

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                   ADDITIONAL                         DURING
                                 COMMON STOCK                       PAID-IN     SUBSCRIPTION        DEVELOPMENT
                                     SHARES         PAR VALUE       CAPITAL      RECEIVABLE             STAGE              TOTAL

BALANCE - AUGUST 31, 2004          5,930,300      $       60      $   22,425      $     --           $  (28,995)        $   (6,510)

Sale of common stock                 320,000               3          31,997            --                 --               32,000

Issuance of common stock for
real estate investment             1,900,000              19         189,981            --                 --              190,000

Contribution to capital by              --              --             6,560            --                 --                6,560
stockholder

Net loss                                --              --              --              --               (7,739)            (7,739)
                                  ----------      ----------      ----------      ----------         ----------         ----------

BALANCE - AUGUST 31, 2005          8,150,300              82         250,963            --              (36,734)           214,311

Sale of common stock               1,086,667              11         120,489            --                 --              120,500

Net loss                                --              --              --              --              (80,825)           (80,825)
                                  ----------      ----------      ----------      ----------         ----------         ----------


BALANCE - AUGUST 31, 2006          9,236,967              93         371,452            --             (117,559)           253,986

Sale of common stock               4,670,060              46         161,614         (81,590)              --               80,070

Net loss                                --              --              --              --              (93,530)           (93,530)
                                  ----------      ----------      ----------      ----------         ----------         ----------


BALANCE - AUGUST 31, 2007         13,907,027      $      139      $  533,066      $  (81,590)        $ (211,089)        $  240,526
                                  ==========      ==========      ==========      ==========         ==========         ==========


====================================================================================================================================


                                                 See notes to financial statements

                                                       WORLD MARKETING, INC.
                                                   (A Development Stage Company)

                                                      STATEMENT OF CASH FLOWS

===================================================================================================================================

                                                                                                                 FROM INCEPTION
                                                                                                                 (JULY 22, 2005)
                                                                                     YEAR ENDED AUGUST 31,           THROUGH
                                                                                    2007               2006       AUGUST 31, 2007

OPERATING ACTIVITIES:
  Net loss                                                                       $ (93,530)        $ (80,825)        $(186,773)
   Changes in operating assets and liabilities:
      Accounts payable                                                                --             (14,000)          (14,000)
                                                                                 ---------         ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                                              (93,530)          (94,825)         (200,773)
                                                                                 ---------         ---------         ---------

INVESTING ACTIVITIES:
  Investment in real estate                                                           --                --             (25,000)
  Investment in oil and gas leases                                                 (13,236)           (4,679)              764
                                                                                 ---------         ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES                                              (13,326)           (4,679)          (24,236)
                                                                                 ---------         ---------         ---------

FINANCING ACTIVITIES:
  Proceeds of stockholder loans                                                       --                --                  50
  Proceeds from sale of common stock                                                80,070           120,500           232.570
                                                                                 ---------         ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           80,070           120.500           232,620
                                                                                 ---------         ---------         ---------

INCREASE (DECREASE) IN CASH                                                        (26,696)           20,996             7,611

CASH - BEGINNING OF PERIOD                                                          34,307            13,311              --
                                                                                 ---------         ---------         ---------


CASH - END OF PERIOD                                                             $   7,611         $  34,307         $   7,611
                                                                                 =========         =========         =========


Supplemental disclosures of cash flow information: NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
        Issuance of common stock for real estate                                                                     $ 190,000
                                                                                                                     =========
        Contribution of stockholder loan to capital                                                                  $   6,560
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

                              WORLD MARKETING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2007
================================================================================


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended August 31, 2007.

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

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2006. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $211,089 through August 31, 2007, and incurred losses of $93,530 for the year then ended.

         The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. In August 2006 the Company sold 436,667 shares of its common stock for $55,500. In November 2006 the Company sold 250,040 shares of its common stock for $37,507 and sold 110,000 shares of its common stock in February 2007 for $16,500. In July 2007 the Company sold 165,020 shares of its common stock for $24,753 and in August 2007 sold 4,145,000 shares of its common stock for $82,900 (see
         Note 6). However, there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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


         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires WMI to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2007 and 2006, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.


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

3        INVESTMENT IN OIL AND GAS LEASES

         The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently represent 2,538 acres of property located in Crook, Banner, Weston, Goshen and Platt County Wyoming. The Company also holds the lease for uranium rights on 1,293 acres in Wyoming.

         On February 28, 2007 the Company entered into an agreement to sell by assignment, the rights, title and interest in certain of these leases located in Natrona County Wyoming to Bill Barrett Corporation for the sum of $3,082 plus future royalties. The Company's cost in these leases was $799.

         The Company is negotiating with energy companies to develop the potential resources that maybe contained in these properties. The Company signed an agreement on August 31, 2007 with Orion Energy Partners that provides for the subsequent purchase of certain oil and gas lease rights and a net royalty on 75 acres of land in Weston County Wyoming.


4        INCOME TAXES

         WMI has not recorded a deferred tax benefit or expense for all prior periods through August 31, 2007, as all net deferred benefits have a full valuation allowance.

         Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" Federal income tax as follows, for the year ended August 31, 2006:



               "Normally expected" income tax benefit        $11,000
               Valuation allowance                            11,000
                                                             -------

               Actual income tax expense                     $  --
                                                             =======


         WMI has available unused net operating loss carryforwards of approximately $122,000 which will expire in various periods from 2019 to 2025, some of which may be limited as to the amount available on an annual basis.

5        COMMON STOCK

         The Company is authorized to issue up to 25,000,000 shares of common stock with a par value of $.00001. At August 31, 2007 and 2006 13,907,027 and 9,236,967 shares were issued and outstanding, respectively.

6        STOCK SUBSCRIPTION RECEIVABLE

         On August 16, 2007, the President and Chief Executive Officer of the Company purchases 4,100,000 shares of the Company's $0.00001 par value common shares for $0.02 per share. The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase. The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.

7        RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

8        COMMITMENTS AND CONTINGENCIES

         The executive office of the Company is currently provided, at no charge, by the chief executive officer of the Company. It is expected that this arrangement will continue until operations expand beyond the current level. Rent expense has not been and will not be a significant item.

         The Company is obligated under the terms of a consulting agreement dated March 25, 2006, for services being rendered in connection with real estate and energy properties in Eastern Europe. The agreement covers the period from March 26, 2006 to October 25, 2007 and calls for total payments during this period of $79,000. Payments made under this agreement for the years ended August 31, 2007 and 2006 were $37,300 and $30,500, respectively.

9        SUBSEQUENT EVENTS

         On November 5, 2007 the Company filed a Definitive Information Statement to amend its Articles of Incorporation to increase the Company's authorized capital to 100,000,000 shares of Common Stock, $0.00001 par value and 10,000,000 shares of Preferred Stock, $0.00001 par value. The Company also approved a change in the name of the Company to Royal Energy Resources, Inc.

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


ITEM 8A: CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

                                                                    DATE FIRST
NAME            AGE        POSITION                           ELECTED/APPOINTED
----            ---        --------                           -----------------

Jacob Roth      60         President,                           March 22, 1999
                             Chief Executive Officer,
                             Chief Financial Officer
                              and Director

Frimet Taub     27         Secretary, Treasurer                 March 22, 1999
                              and Director

JACOB ROTH was named President, Chief Executive Officer, Chief Financial Officer and Director of WMI on March 22, 1999. Previously, Mr. Roth was Chief Executive Officer of Virilitec Industries, Inc., a public company engaged in attempting to distribute a line of bioengineered virility nutritional supplements, from July 1, 2002, until December 1, 2003. Additionally, Mr. Roth was the President of JR Consulting, a public company engaged in consulting for other corporations, from 1982 until 1995. When not otherwise employed, Mr. Roth is a financial consultant to corporations.

FRIMET TAUB was named Secretary, Treasurer and Director of the Company on March 22, 1999. Mrs. Taub was a teacher at UTA in Brooklyn, New York from 1999 through 2002 and is not currently employed outside her home.

AUDIT COMMITTEE

The Board of Directors of the Company serves as the audit committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, Mr. Roth filed a Form 4 on August 22, 2007, that was due on August 20, 2007.

CODE OF ETHICS

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 10:    EXECUTIVE COMPENSATION

Jacob Roth currently serves as President, Chief Executive Officer and Chief Financial Officer of the Company and Frimet Taub serves as Secretary and Treasurer of the Company. There are no other individuals involved in the management or administration of the Company. Neither Mr. Roth nor Mrs. Taub currently receives any form of compensation, either direct or indirect, and no compensation is being accrued on the books of the Company. Accordingly, all disclosure items of executive compensation are currently not applicable.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company's voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of November 14, 2007, there were 13,907,027 shares of the Company's common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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


                          Name and                  Amount and
                           address                   nature of
                        of beneficial               beneficial         Percent
Title of class              owner                      owner          of class
--------------              -----                      -----          --------

Common               Jacob Roth                       9,000,000          64.7%
                     543 Bedford Ave, #176
                     Brooklyn, NY  11211

Common               Chaya B. Mermelstein             1,900,000          13.7%
                     151 Skillman Street
                     Brooklyn, NY  11205


(b) SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of November 14, 2007.

                          Name and                   Amount and
                          address                     nature of
                       of beneficial                 beneficial         Percent
Title of class             owner                        owner          of class
--------------             -----                        -----          --------

Common                Jacob Roth                      9,000,000          64.7%
                      543 Bedford Ave, #176
                      Brooklyn, NY  11211

Common                Frimet Taub                       250,000          1.8%
                      543 Bedford Ave, #176
                      Brooklyn, NY  11211

Common                All officers and directors      9,250,000          66.5%
                      as a group (2 persons)



                      EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jacob Roth is our only promoter. He has never received anything of value, tangible or intangible, directly or indirectly, from us, other than reimbursements of expenses incurred in the ordinary course of business.

Mr. Roth acquired 4,900,000 shares of our common stock for a total consideration of $490 ($.0001 per share) in March 1999. The founder shares were sold at par ($.0001). In August 2007, Mr. Roth acquired 4,100,000 shares of our common stock in exchange for $410 in cash and a note receivable in the amount of $81,590. The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.

Mrs. Taub is the daughter of Mr. Roth. Mrs. Taub acquired 250,000 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999. The founder shares were sold at par ($.0001).


ITEM 13:    EXHIBITS

Securities and
Exchange
Commission                                                                                              Page
Exhibit No.           Type of Exhibit                                                                  Number

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

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                     N/A

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A



24                    Power of Attorney                                                                  N/A

31                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 302 of the Sarbanes-Oxley Act of 2002                                      34

32                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 906 of the Sarbanes-Oxley Act of 2002                                      35


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of November 15, 2007 for professional services rendered by the Company's accountant was approximately $5,800 for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2007, including quarterly reviews. The Company's accountant billed approximately $3,600 for the audit of fiscal year ended August 31, 2006.

Audit-Related Fees - None.

Tax Fees - None for 2007 or 2006.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2007 or fiscal 2006.

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

                                          WORLD MARKETING, INC.


November 29, 2007                         /s/ Jacob Roth
                                          --------------------------------------
                                          Jacob Roth, President, CEO and CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


November 29, 2007                         /s/ Jacob Roth
                                           -------------------------------------
                                          Jacob Roth, Director, President, CEO
                                             and CFO


November 29, 2007                         /s/ Frimet Taub
                                          --------------------------------------
                                          Frimet Taub, Director