Form 10QSB
period 2007-11-30
Royal Energy Resources, Inc.
filed 2008-01-11
CIK 1102392

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2007


                               File No. 333-129148

                          Royal Energy Resources, Inc.
                 (Name of small business issuer in our charter)

                              World Marketing, Inc.
              (Former name of small business issuer in our charter)

              Delaware                                       11-3480036
              ---------                                      ----------
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                     Identification No.)

                  543 Bedford Avenue, #176, Brooklyn, NY 11211
               (Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,907,027 shares of common stock outstanding as of November 30, 2007.

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



                                TABLE OF CONTENTS

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                3

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

Item 3:  Controls and Procedures                                            14



PART II - OTHER INFORMATION                                                 15

Item 1:  Legal Proceedings

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:  Defaults upon Senior Securities

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Information

Item 6:  Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
NOVEMBER 30, 2007
(UNAUDITED)


                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $   6,775
                                                                       ---------
     Total current assets                                                  6,775
OTHER ASSETS
  Investment in real estate                                              215,000
  Investment in oil and gas leases                                        14,486
                                                                       ---------
     Total other assets                                                  229,486
                                                                       ---------
          Total assets                                                 $ 236,261
                                                                       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                                                    $      --
                                                                       ---------
     Total liabilities                                                        --
                                                                       ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock: $0.00001 par value; authorized 10,000,000 shares;
     no shares issued and outstanding                                         --
  Common stock: $0.00001 par value; authorized 100,000,000 shares;
    13,907,027 shares issued and outstanding                                 139
  Additional paid-in capital                                             533,066
  Common stock subscription receivable                                   (76,590)
  Deficit accumulated during the development stage                      (220,354)
                                                                       ---------
     Total stockholders' equity                                          236,261
                                                                       ---------
          Total liabilities and stockholders' equity                   $ 236,261
                                                                       =========

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006 AND FROM INCEPTION
(JULY 22, 2005) THROUGH NOVEMBER 30, 2007
(UNAUDITED)


                                                                                 INCEPTION
                                                                               (JULY 22, 2005)
                                                       THREE MONTHS ENDED         THROUGH
                                                          NOVEMBER 30,          NOVEMBER 30,
                                                    2007            2006            2007
                                                ------------    ------------    ------------
Sale of oil and gas leases                      $      5,626    $         --    $      8,708
Cost of sales                                            449              --           1,248
                                                ------------    ------------    ------------
     Gross profit                                      5,177              --           7,460
  Selling, general and administrative expense         14,442          28,355         227,814
                                                ------------    ------------    ------------
          NET LOSS                              $     (9,265)   $    (28,355)   $   (220,354)
                                                ============    ============    ============


NET LOSS PER SHARE, BASIC AND DILUTED           $      (0.00)   $      (0.00)   $      (0.03)
                                                ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                               13,907,027       9,253,453       8,726,222
                                                ============    ============    ============

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006, AND THE PERIOD
FROM INCEPTION (JULY 22, 2005) THROUGH NOVEMBER 30, 2007
(UNAUDITED)

                                                                                               FROM INCEPTION
                                                                                                JULY 22, 2005
                                                                   THREE MONTHS ENDED              THROUGH
                                                                      NOVEMBER 30,               NOVEMBER 30,
                                                                 2007             2006              2007
                                                              ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $  (9,265)        $ (28,355)        $(220,354)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
          Changes in operating assets and liabilities:
               Accounts payable                                      --                --           (14,000)
                                                              ---------         ---------         ---------
          Net cash used in operations                            (9,265)          (28,355)         (234,354)
                                                              ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in real estate                                          --                --           (25,000)
  Investment in oil and gas leases                                3,429            (6,460)            4,193
                                                              ---------         ---------         ---------
          Net cash used in investing activities                   3,429            (6,460)          (20,807)
                                                              ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of stockholder loans                                      --                --                50
  Proceeds from subscription receivable                           5,000                --             5,000
  Proceeds from sale of common stock                                 --            37,506           256,886
                                                              ---------         ---------         ---------
          Net cash provided by financing activities               5,000            37,506           261,936
                                                              ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (836)            2,691             6,775
CASH AND CASH EQUIVALENTS, beginning of period                    7,611            34,307                --
                                                              ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                      $   6,775         $  36,998         $   6,775
                                                              =========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
  Issuance of common stock for real estate                    $      --         $      --         $ 190,000
  Contribution of stockholder loan to capital                        --                --             6,560


See accompanying notes to condensed financial statements.

                          ROYAL ENERGY RESOURCES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                                   (Unaudited)
================================================================================

1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         These financial statements include the accounts of Royal Energy Resources, Inc.("RER"), formerly known as World Marketing, Inc. ("WMI"). RER is a development stage enterprise within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises." Accordingly, the costs associated with the development stage activities, discussed below, have an inception date of July 22, 2005. Prior costs relating to an attempted internet business which was discontinued in 2001 have been transferred to accumulated deficit.

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

         ORGANIZATION AND NATURE OF BUSINESS

         RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007, the Company changed its name to Royal Energy Resources, Inc.

         On July 22, 2005, the Company began selling its common stock to obtain the funds necessary to begin implementation of its new business plan. The primary objective of the new business plan is to acquire, make necessary renovations and resell both residential and commercial real estate. It is anticipated that the Company may lease some of the properties while they are being held for sale. The Company expects to acquire real estate using cash, mortgage financing or its common stock, or any combination thereof. As a result of the current real estate environment in the United States, we are currently limiting any potential acquisitions to Eastern European countries. The real estate will be sold directly by the Company to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

         The Company was the successful bidder in United States Government auctions to purchase certain oil, gas and uranium lease rights. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.

         Webmarketing attempted to establish a web-based marketing business for health care products from its inception in 1999 until 2001. However, the Company did not establish any revenues and discontinued these operations in 2001.

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2008. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $220,354 ($196,038 since July 22, 2005) through November 30, 2007, and incurred losses of $9,265 for the three months then ended.

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

         CASH AND CASH EQUIVALENTS

         The Company considers all cash on hand; cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

         Revenue from the sale of oil and gas property leases is recognized upon the completion of the sale transaction.

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

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires WMI to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At November 30, 2007 and 2006, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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


3        INVESTMENT IN OIL AND GAS LEASES

         The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently represent 2,538 acres of property located in Crook, Banner, Weston, Goshen and Platt County Wyoming. The Company also holds the lease for uranium rights on 2,242 acres in Laramie, Goshen-Platt and Platt Counties Wyoming.

         On February 28, 2007 the Company entered into an agreement to sell by assignment, the rights, title and interest in certain of these leases located in Natrona County Wyoming to Bill Barrett Corporation for the sum of $3,082 plus future royalties. The Company's cost in these leases was $799.

         The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties. The Company entered into an agreement on August 31, 2007 with Orion Energy Partners and then sold by assignment, the rights, title and interest in certain oil and gas leases located in Weston County Wyoming for $5,629 plus future royalties. The Company's cost in these leases was $449.

4        INCOME TAXES

         RER has not recorded a deferred tax benefit or expense for all prior periods through November 30, 2007, as all net deferred benefits have a full valuation allowance.

         Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" Federal income tax as follows, for the three months ended November 30, 2007:



                    "Normally expected" income tax benefit        $3,100
                    Valuation allowance                            3,100
                                                                  ------

                    Actual income tax expense                     $   --
                                                                  ======


         RER has available unused net operating loss carryforwards of approximately $131,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.


5        STOCKHOLDERS' EQUITY

         In November 2007, the Company amended its charter to authorize to issue up to 100,000,000 shares of common stock with a par value of $0.00001. At November 30, 2007 and 2006 13,907,027 and 9,236,967 shares were issued and outstanding, respectively.

         At this same time, the Company was authorized to issue up to 10,000,000 shares of its $0.00001 preferred stock. As of November 30, 2007, no shares of preferred were issued and outstanding.

         The Series A preferred stock (a) is entitled to receive dividends if and when declared by the Company's board of directors; (b) has a preference over the holders of common stock with respect to the receipt of such dividends; (c) has a liquidation preference equal to the original issue price of such shares of Series A preferred stock; (d) has certain preferential voting rights in that the holders of Series A preferred stock as a group are entitled to voting rights equal to an aggregate of 54% of the total shares entitled to vote by both the holders of the Company's common shares and Series A preferred shares; and (e) each share of Series A preferred stock may be converted by the holder at any time into one share of the Company's common stock and shall be automatically converted in the event of a "Qualified Sale" of the Company as defined in the Certificate of Designation for Series A preferred stock, par value $0.00001. The foregoing does not purport to be a complete description of the rights, preferences and privileges applicable to the Company's Series A preferred stock. Refer to the Certificate of Designation for Series A preferred stock, par value $0.00001, on file with the Secretary of State of the State of Delaware for a complete description of such rights, preferences and privileges.


6        STOCK SUBSCRIPTION RECEIVABLE

         On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company's $0.00001 par value common shares for $0.02 per share. The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase. The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012. Payments of $5,000 were received by the Company during the three months ended November 30, 2007.


7        RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.


8        CONTINGENCIES

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

The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently represent 2,538 acres of property located in Crook, Banner, Weston, Goshen and Platt County Wyoming. The Company also holds the lease for uranium rights on 2,242 acres in Laramie, Goshen-Platt and Platt Counties Wyoming. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties. The Company has completed two transactions wherein the Company sold the lease rights and retained a royalty interest. No exploration activities have yet taken place.

We have had only nominal revenues since inception. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our current assets at November 30, 2007, exceed our current liabilities by $6,775, our cash balance. Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs. During the three-month period ended November 30, 2007, we collected $5,000 from our stock subscription receivable.

We anticipate $15,000 will be required to meet minimum quarterly expenses for the next nine months, exclusive of capital costs. We will need to raise at least $45,000 through loans, collection of our stock subscription receivable or private placements of our common stock or we will need to defer certain expenses. In addition, we plan to acquire additional energy leases during the current fiscal year ending August 31, 2008, which will require additional capital.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005, with an asking price of $265,000. As of January 10, 2008, we have been unable to sell the property. We have decided to continue trying to sell the property until at least the end of our current fiscal year, before attempting to lease the property. Based upon our discussions with a mortgage banker, we expect to be able to obtain a first mortgage in the amount of up to $150,000 on the property, if necessary.

THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO 2006

During the three-month period ended November 30, 2007, we completed a sale of oil and gas leases for $5,626 with a cost of $449. We had no sales in the prior year period.

During the three-month period ended November 30, 2007, selling, general and administrative expenses amounted to $14,442 as compared to $28,355 in the year earlier period. The 2006 period included a consulting agreement which had concluded at the beginning of the 2007 period.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:  CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 2:  CHANGES IN SECURITIES

The Company sold 100,000 shares of its $0.00001 par value preferred stock during December 2007 for $1,000 in cash.

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


                                        ROYAL ENERGY RESOURCES, INC.

Date:  January 10, 2008


                                   By:  /s/ Jacob Roth
                                        --------------------------------------
                                        President, Chief Executive Officer and
                                        Chief Financial Officer