Form 10QSB
period 2008-02-29
Royal Energy Resources, Inc.
filed 2008-04-14
CIK 1102392

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 29, 2008


                               File No. 333-129148

                          Royal Energy Resources, Inc.
                          ----------------------------
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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,907,027 shares of common stock outstanding as of February 29, 2008.

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



                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                3

Item 2:  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         15

Item 4T: Controls and Procedures                                            15



PART II - OTHER INFORMATION                                                 16

Item 1:  Legal Proceedings

Item 1A: Risk Factors

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:  Defaults upon Senior Securities

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Information

Item 6:  Exhibits


PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
FEBRUARY 29, 2008 AND AUGUST 31, 2007

                                ASSETS
                                                                2008
                                                             (UNAUDITED)         2007
                                                             -----------         ----
Current assets
  Cash and cash equivalents                                   $     629       $   7,611
                                                              ---------       ---------
     Total current assets                                           629           7,611
OTHER ASSETS
  Investment in real estate                                     215,000         215,000
  Investment in oil and gas leases                               12,965          17,915
  Investment in uranium properties                                3,379              --
                                                              ---------       ---------
     Total other assets                                         231,344         232,915
                                                              ---------       ---------
          Total assets                                        $ 231,973       $ 240,526
                                                              =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                                           $      --       $      --
                                                              ---------       ---------
     Total liabilities                                               --              --
                                                              ---------       ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock: $0.00001 par value; authorized
     10,000,000 shares; no shares issued and outstanding              1              --
  Common stock: $0.00001 par value; authorized
     100,000,000 shares; 13,907,027 shares issued
     and outstanding                                                139             139
  Additional paid-in capital                                    534,073         533,066
  Common stock subscription receivable                          (71,190)        (81,590)
  Deficit accumulated during the development stage             (231,050)       (211,089)
                                                              ---------       ---------
     Total stockholders' equity                                 231,973         240,526
                                                              ---------       ---------
          Total liabilities and stockholders' equity          $ 231,973       $ 240,526
                                                              =========       =========

See accompanying notes to condensed financial statements.


ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)



                                                    2008                2007
                                                ------------       ------------

Sale of oil and gas leases                      $         --       $         --
Cost of sales                                             --                 --
                                                ------------       ------------
     Gross profit                                         --                 --
  Selling, general and administrative expense         10,697             25,229
                                                ------------       ------------
          NET LOSS                              $    (10,697)      $    (25,229)
                                                ============       ============


NET LOSS PER SHARE, BASIC AND DILUTED           $      (0.00)      $      (0.00)
                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                               13,907,027          9,488,229
                                                ============       ============

See accompanying notes to condensed financial statements.



ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND
FROM INCEPTION (JULY 22, 2005) THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                                                          INCEPTION
                                                                                       (JULY 22, 2005)
                                                          SIX MONTHS ENDED                 THROUGH
                                                   FEBRUARY 29,       FEBRUARY 28,       FEBRUARY 29,
                                                       2008               2007               2008
                                                   ------------       ------------       ------------

Sale of oil and gas leases                         $      5,626       $         --       $      8,708
Cost of sales                                               449                 --              1,248
                                                   ------------       ------------       ------------
     Gross profit                                         5,177                 --              7,460
  Selling, general and administrative expense            25,139             28,355            238,511
                                                   ------------       ------------       ------------
          NET LOSS                                 $    (19,962)      $    (28,355)      $   (231,051)
                                                   ============       ============       ============


NET LOSS PER SHARE, BASIC AND DILUTED              $      (0.00)      $      (0.00)      $      (0.03)
                                                   ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                  13,907,027          9,253,453          9,091,026
                                                   ============       ============       ============

See accompanying notes to condensed financial statements.



ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
SXI MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007, AND
  THE PERIOD FROM INCEPTION (JULY 22, 2005) THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                                                          FROM INCEPTION
                                                                                          JULY 22, 2005
                                                                 SIX MONTHS ENDED            THROUGH
                                                           FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                                              2008             2007            2008
                                                            ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (19,962)      $ (53,584)      $(231,051)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
                                                            ---------       ---------       ---------
          Net cash used in operations                         (19,962)        (53,584)       (231,051)
                                                            ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in real estate                                        --              --         (25,000)
  Investment in oil and gas leases                              4,959          (9,908)         (8,277)
  Investment in uranium properties                             (3,379)             --          (3,379)
                                                            ---------       ---------       ---------
          Net cash used in investing activities                 1,580          (9,908)        (36,656)
                                                            ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of stockholder loans                                    --              --              50
  Proceeds from subscription receivable                        10,400              --          10,400
  Proceeds from sale of common stock                               --          54,007         256,886
  Proceeds from sale of preferred stock                         1,000              --           1,000
                                                            ---------       ---------       ---------
          Net cash provided by financing activities            11,400          54,007         268,336
                                                            ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (6,982)         (9,485)            629
CASH AND CASH EQUIVALENTS, beginning of period                  7,611          34,307              --
                                                            ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                    $     629       $  24,822       $     629
                                                            =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
  Issuance of common stock for real estate                  $      --       $      --       $ 190,000
  Contribution of stockholder loan to capital                      --              --           6,560


See accompanying notes to condensed financial statements.

                          ROYAL ENERGY RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 29, 2008
                                   (Unaudited)
================================================================================


1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         These financial statements include the accounts of Royal Energy Resources, Inc. ("RER") (formerly known as World Marketing, Inc. ("WMI"). RER is a development stage enterprise within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises." Accordingly, the costs associated with the development stage activities discussed below, have an inception date of July 22, 2005. Prior costs relating to an attempted internet business which was discontinued in 2001 have been transferred to accumulated deficit.

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

         ORGANIZATION AND NATURE OF BUSINESS

         RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc.

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

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2006. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $231,051 through February 29, 2008, and incurred losses of $19,962 for the six months then ended.

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

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires RER to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2006 and 2005, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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


3        INVESTMENT IN OIL AND GAS LEASES

         The Company was the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The oil and gas leases currently represent 2,850 acres of property located in Crook, Banner, Weston, Goshen, Niobrara, Converse and Platt Counties, Wyoming. The Company also holds the lease for uranium rights on 3,201 acres in Laramie, Goshen-Platt and Platt Counties, Wyoming.

         On February 28, 2007 the Company entered into an agreement to sell by assignment, the rights, title and interest in certain of these leases located in Natrona County, Wyoming to Bill Barrett Corporation for the sum of $3,082 plus future royalties. The Company's cost in these leases was $799. The transaction was completed in March 2007.

         The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties. The Company entered into an agreement on August 31, 2007 with Orion Energy Partners and then sold, by assignment, the rights, title and interest in certain oil of these leases located in Weston County, Wyoming for $5,629 plus future royalties. The Company's cost in these leases was $449.

4        INCOME TAXES

         RER has not recorded a deferred tax benefit or expense for all prior periods through February 29, 2008, as all net deferred benefits have a full valuation allowance.

         Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" Federal income tax for the six months ended February 29, 2008 and February 28, 2007 as follows:

                                              2008           2007
                                              ----           ----

"Normally expected" income tax benefit      $  6,700       $ 18,200
Valuation allowance                           (6,700)       (18,200)
                                            --------       --------
     Actual income tax expense              $     --       $     --
                                            ========       ========

         RER has available unused net operating loss carryforwards of approximately $142,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.

5        STOCKHOLDERS' EQUITY

         In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001. At February 29, 2008 and February 28, 2007 13,907,027 and
         9,236,967 shares were issued and outstanding, respectively.

         At this same time, the Company was authorized to issue 10,000,000 shares of its $0.00001 preferred stock. In December 2007 the Company issued 100,000 shares of its preferred stock for $1,000.

6        STOCK SUBSCRIPTION RECEIVABLE

         On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company's $0.00001 par value common shares for $0.02 per share. The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase. The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012. Payments of $10,400 were received by the Company during the six months ended February 29, 2008.

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


9        SUBSEQUENT EVENTS

         In March 2008, the Company entered into a rescission agreement, the result of which was the cancellation of 1,900,000 common shares in exchange for the condominium property referred to in Note 2. At the time of this agreement, the condominium was appraised at a fair market value of $200,000.

         In March 2008, the Company borrowed $140,000 to provide working capital and make energy investments. Interest in the amount of 15% is payable monthly and any unpaid interest and the principal balance is due in August 2009.

         In March 2008, the Company prepaid $37,836 for its 25% working interest in a gas well scheduled to commence drilling on April 14, 2008 in Washington County, Oklahoma.

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

At the present time we have only nominal overhead costs. Our officers do not receive any payroll and our offices and administrative assistance are now being provided on a reimbursement basis. This situation will remain constant until such time as we have sufficient capital to afford to pay salaries.

We completed the acquisition of our first property on August 25, 2005; a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000. We have received a deed to the property. This has been our only real estate transaction to date. In March 2008, we entered into a rescission agreement, the result of which was the cancellation of 1,900 000 common shares in exchange for the condominium property. At the time of the exchange, the condominium was appraised at a fair market value of $200,000.

As a result of the current real estate environment in the United States, we are currently limiting any potential acquisitions to Eastern European countries. If necessary, broker services will be used to expedite a given transaction.

The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently represent 2,850 acres of property located in Crook, Banner, Weston, Goshen, Niobrara, Converse and Platt County Wyoming. The Company also holds the lease for uranium rights on 3,201 acres in Laramie, Goshen-Platt and Platt Counties Wyoming. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties. The Company has completed two transactions wherein the Company sold the lease rights and retained a royalty interest. No exploration activities have yet taken place.

We have had only nominal revenues since inception. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our current assets at February 29, 2008, amounted to our cash balance of $629. Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs. During the six-month period ended February 29, 2008, we collected $10,400 from our stock subscription receivable and $1,000 from the sale of preferred stock.

We anticipate $10,000 to $15,000 will be required to meet minimum quarterly expenses for the next nine months, exclusive of capital costs. We will need to raise at least $25,000 through loans, collection of our stock subscription receivable or private placements of our common stock or we will need to defer certain expenses. In addition, we plan to acquire additional energy leases during the current fiscal year ending August 31, 2008, which will require additional capital.

In December 2005, we initially began our attempt to sell the condominium property we acquired in August 2005, with an asking price of $265,000. As of February 29, 2008, we have been unable to sell the property and in March 2008 entered into the rescission agreement discussed above.

THREE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO FEBRUARY 28, 2007

During the three-month period ended February 29, 2008 and February 28, 2007 we had no revenues.

During the three-month period ended February 29, 2008, selling, general and administrative expenses amounted to $10,697 as compared to $25,229 in the year earlier period. The 2007 period included a consulting agreement which had concluded at the beginning of the 2008 period.

SIX MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO FEBRUARY 28, 2007

During the six-month period ended February 29, 2008, we completed a sale of oil and gas leases for $5,626 with a cost of $449. We had no sales in the prior year period.

During the six-month period ended February 29, 2008, selling, general and administrative expenses amounted to $25,139 as compared to $53,584 in the year earlier period. The 2007 period included a consulting agreement which had concluded at the beginning of the 2008 period.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 4T: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of February 29, 2008.

         This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


                                         ROYAL ENERGY RESOURCES, INC.

Date:  April 9, 2008


                                    By:  /s/ Jacob Roth
                                         ---------------------------------------
                                         President, Chief Executive Officer and
                                         Chief Financial Officer