Form 10-Q
period 2008-05-31
Royal Energy Resources, Inc.
filed 2008-07-15
CIK 1102392

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2008

                               File No. 000-52547

                          ROYAL ENERGY RESOURCES, INC.
                 (Name of small business issuer in our charter)

               Delaware                                         11-3480036
               ---------                                        ----------
    (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                          Identification No.)

                   236 Broadway, Suite 207, Brooklyn, NY 11211
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  543 Bedford Avenue, #176, Brooklyn, NY 11211
           ---------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

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

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,688,731 shares of common stock outstanding as of July 10, 2008.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the World Marketing Inc.'s Form 10-KSB dated August 31, 2007.


                                              TABLE OF CONTENTS

                                                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1:       Financial Statements                                                                        3

Item 2:       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                             14

Item 3:       Quantitative and Qualitative Disclosures About Market Risk                                 16

Item 4T:      Controls and Procedures                                                                    16



PART II - OTHER INFORMATION                                                                              17

Item 1:       Legal Proceedings

Item 1A:      Risk Factors

Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:       Defaults upon Senior Securities

Item 4:       Submission of Matters to a Vote of Security Holders

Item 5:       Other Information

Item 6:       Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MAY 31, 2008 AND AUGUST 31, 2007

                                                                            2008
                                                                          (UNAUDITED)        2007
                                                                         -----------      -----------
                                Assets
Current assets
  Cash and cash equivalents                                              $   340,633      $     7,611
  Prepaid expenses                                                               700               --
                                                                         -----------      -----------
     Total current assets                                                    341,333            7,611
OTHER ASSETS
  Investment in real estate                                                       --          215,000
  Investment in oil and gas drilling prospects                                75,673               --
  Investment in oil and gas leases                                            13,376           17,915
  Investment in uranium properties                                             3,379               --
                                                                         -----------      -----------
     Total other assets                                                       92,428          232,915
                                                                         -----------      -----------
          Total assets                                                   $   433,761      $   240,526
                                                                         ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                       $    77,100      $        --
                                                                         -----------      -----------
     Total current liabilities                                                77,100               --
                                                                         -----------      -----------
Long-term debt                                                               140,000               --
                                                                         -----------      -----------
          Total liabilities                                                  217,100               --
                                                                         -----------      -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock: $0.00001 par value; authorized
     10,000,000 shares; 100,000 at May 31, 2008 and no shares at
      August 31, 2007, issued and outstanding, respectively                        1               --
  Common stock: $0.00001 par value; authorized
     100,000,000 shares; 16,448,731 and 13,907,027 shares issued and
     outstanding at May 31, 2008 and August 31, 2007, respectively               183              139
  Additional paid-in capital                                               1,532,007          533,066
  Deferred option and stock compensation                                    (878,083)              --
  Common stock subscription receivable                                       (71,190)         (81,590)
  Deficit accumulated during the development stage                          (366,257)        (211,089)
                                                                         -----------      -----------
     Total stockholders' equity                                              216,661          240,526
                                                                         -----------      -----------
          Total liabilities and stockholders' equity                     $   433,761      $   240,526
                                                                         ===========      ===========

See accompanying notes to condensed financial statements.



ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2008 AND 2007
(UNAUDITED)


                                                                     2008              2007
                                                                 ------------      ------------
Sale of oil and gas leases                                       $         --      $      3,082
Cost of sales                                                              --               799
                                                                 ------------      ------------
     Gross profit                                                          --             2,283
                                                                 ------------      ------------
Costs and expenses:                                                                           #
  Non-cash compensation                                                95,892                --
  Other selling, general and administrative expense                    20,814            20,667
                                                                 ------------      ------------
     Total costs and expenses                                         116,706            20,667
                                                                 ------------      ------------
          Loss from operations                                       (116,706)          (18,384)
Other expenses
  Loss on disposition by rescission agreement on condominium           15,000                --
  Interest expense                                                      3,500                --
                                                                 ------------      ------------
                                                                       18,500                --
                                                                 ------------      ------------
     Loss before income taxes                                        (135,206)          (18,384)
          Provision for income taxes                                       --                --
                                                                 ------------      ------------
          NET LOSS                                               $   (135,206)     $    (18,384)
                                                                 ============      ============


NET LOSS PER SHARE, BASIC AND DILUTED                            $      (0.01)     $      (0.00)
                                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                                15,957,778         9,597,007
                                                                 ============      ============

See accompanying notes to condensed financial statements.




ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MAY 31, 2008 AND 2007 AND
FROM INCEPTION (JULY 22, 2005) THROUGH MAY 31, 2008
(UNAUDITED)
                                                                                             INCEPTION
                                                                                          (JULY 22, 2005)
                                                                                              THROUGH
                                                          NINE MONTHS ENDED MAY 31,           MAY 31,
                                                           2008              2007               2008
                                                        ------------      ------------      ------------

Sale of oil and gas leases                              $      5,626      $      3,082      $      8,708
Cost of sales                                                    449               799             1,248
                                                        ------------      ------------      ------------
     Gross profit                                              5,177             2,283             7,460
                                                        ------------      ------------      ------------
Costs and expenses:                                                                                    #
  Non-cash compensation                                       95,892                --            95,892
  Other selling, general and administrative expense           45,953            74,251           259,325
                                                        ------------      ------------      ------------
     Total costs and expenses                                141,845            74,251           355,217
                                                        ------------      ------------      ------------
          Loss from operations                              (136,668)          (71,968)         (347,757)
Other expenses:
  Loss on disposition by rescission agreement
      on condominium                                          15,000                --            15,000
  Interest expense                                             3,500                --             3,500
                                                        ------------      ------------      ------------
                                                              18,500                --            18,500
                                                        ------------      ------------      ------------
     Loss before income taxes                               (155,168)          (71,968)         (366,257)
          Provision for income taxes                              --                --                --
                                                        ------------      ------------      ------------
          NET LOSS                                      $   (155,168)     $    (71,968)     $   (366,257)
                                                        ============      ============      ============


NET LOSS PER SHARE, BASIC AND DILUTED                   $      (0.01)     $      (0.01)     $      (0.04)
                                                        ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                       14,590,611         9,446,628         9,626,085
                                                        ============      ============      ============

See accompanying notes to condensed financial statements.





ROYAL ENERGY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MAY 31, 2008 AND 2007, AND
  THE PERIOD FROM INCEPTION (JULY 22, 2005) THROUGH MAY 31, 2008
(UNAUDITED)
                                                                                        FROM INCEPTION
                                                                                         JULY 22, 2005
                                                                                           THROUGH
                                                             NINE MONTHS ENDED MAY 31,     MAY 31,
                                                             2008           2007            2008
                                                           ---------      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(155,168)     $ (71,968)     $(366,257)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
          Value of common shares issued for services          95,892             --         95,892
          Loss on rescission of condominium purchase          15,000             --         15,000
          Change in other assets and liablities:
               Prepaid expenses                                 (700)            --           (700)
               Accounts payable                               (7,900)            --         (7,900)
                                                           ---------      ---------      ---------
          Net cash used in operations                        (52,876)       (71,968)      (263,965)
                                                           ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in real estate                                       --             --        (25,000)
  Investment in oil and gas drilling prospects               (75,673)            --        (75,673)
  Investment in oil and gas leases                             4,538         (9,533)        (8,698)
  Investment in uranium properties                            (3,379)            --         (3,379)
                                                           ---------      ---------      ---------
          Net cash used in investing activities              (74,514)        (9,533)      (112,750)
                                                           ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of stockholder loans                                   --             --             50
  Proceeds from subscription receivable                       10,400             --         10,400
  Loan proceeds                                              140,000             --        140,000
  Proceeds from sale of common stock                         309,012         54,007        565,898
  Proceeds from sale of preferred stock                        1,000             --          1,000
                                                           ---------      ---------      ---------
          Net cash provided by financing activities          460,412         54,007        717,348
                                                           ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         333,022        (27,494)       340,633
CASH AND CASH EQUIVALENTS, beginning of period                 7,611         34,307             --
                                                           ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                   $ 340,633      $   6,813      $ 340,633
                                                           =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
  Issuance of common stock for real estate                 $     --       $      --      $ 190,000
  Contribution of stockholder loan to capital                     --             --          6,560
  Disposition of real estate per stock rescission
     agreement                                               200,000             --             --
  Common stock issued for services                           560,000             --             --
  Common stock option granted for services                   328,975             --             --


                          ROYAL ENERGY RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2008
                                   (Unaudited)
===============================================================================


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

         Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest. During the quarter ended May 31, 2008, the Company invested in two oil & gas drilling prospects in

         Washington County, Oklahoma, and expects to continue this activity in the future, as funds become available.

         On July 22, 2005, the Company began selling its common stock to obtain the funds necessary to begin implementation of its new business plan. The primary objective of the new business plan was to acquire, make necessary renovations and resell both residential and commercial real estate. The Company expected to acquire real estate using cash, mortgage financing or its common stock, or any combination thereof, and anticipated that the majority of the properties acquired would be in the New York City area. The real estate would be sold directly by the Company to the extent deemed practical. If necessary, broker services will be used to expedite a given sale. The Company rescinded the purchase of the real estate property it had during the quarter ended May 31, 2008 and currently is limiting any potential real estate acquisitions to Eastern European countries.

         Webmarketing attempted to establish a web-based marketing business for health care products from its inception in 1999 until 2001. However, the Company did not establish any revenues and discontinued these operations in 2001.

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2008. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $366,257 through May 31, 2008, and incurred losses of $155,168 for the nine months then ended.

         The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. In the current fiscal year, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects. The Company has secured $140,000 in long-term debt and has raised $309,012 from the sale of its common stock and has a cash balance of $340,633 at May 31, 2008. However, the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

         CASH AND CASH EQUIVALENTS

         The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

         REVENUE RECOGNITION

         Revenue from the sale of oil and gas and uranium leases is recognized when the transaction is completed. The cost of the leases sold is included in cost of sales at the time of the sale.

         Oil and gas production income will be recognized when the product is delivered to the purchaser. We will receive payment from one to three months after delivery. At the end of each month, we will estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, differences should be insignificant.

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

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company, during the three months ended May 31, 2008 granted options to acquire 1,000,000 shares of its common stock that were fair valued under the Black Scholes model in the amount of $328,975. This amount is being amortized over the twelve month option period.

         INVESTMENTS IN OIL AND GAS PROPERTIES

         We will account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Cost capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of our properties are currently located within the continental United Sates.

         INVESTMENTS IN REAL ESTATE

         Costs associated with the acquisition, development and construction of real estate properties are capitalized when incurred. The carrying value of the properties will be reviewed, at least annually, for impairment. In the event the property is leased, depreciation will be recorded based upon a thirty-year life. The Company rescinded the purchase of the real estate property it had during the quarter ended May 31, 2008.

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


         In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual who originally contributed the property in exchange for 1,900,000 shares of the Company's common stock. The original value of the real estate was $215,000 and upon the rescission was valued at $200,000. The Company has recorded a loss of $15,000 on this transaction during the period.


3        INVESTMENT IN ENERGY PROPERTIES

                                     LEASES

         The Company was the successful bidder in the United States Government auction to purchase certain oil and gas lease rights. The oil and gas leases currently represent 3,475 acres of property located in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont and Platt Counties, Wyoming. The Company also holds the lease for uranium rights on 3,201 acres in Laramie, Goshen-Platt and Platt Counties, Wyoming.

         On February 28, 2007 the Company entered into an agreement to sell by assignment, the rights, title and interest in certain of these leases located in Natrona County, Wyoming to Bill Barrett Corporation for the sum of $3,082 plus future royalties. The Company's cost in these leases was $799. The transaction was completed in March 2007.

         The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties. The Company entered into an agreement on August 31, 2007 with Orion Energy Partners and then sold, by assignment, the rights, title and interest in certain of these leases located in Weston County, Wyoming for $5,629 plus future royalties. The Company's cost in these leases was $449.

                         OIL AND GAS DRILLING PROSPECTS

         During the three months ended May 31, 2008, the Company prepaid $75,673 as estimated drilling and completion costs for a 25% working interest in two wells in Washington County, Oklahoma. Both wells are currently being completed.


4        LONG-TERM DEBT

         The Company has a loan with an individual in the amount of $140,000 at May 31, 2008 which is due July 29, 2009. Interest is payable monthly at the rate of 15%.


5        INCOME TAXES

         RER has not recorded a deferred tax benefit or expense for all prior periods through May 31, 2008, as all net deferred benefits have a full valuation allowance.

         Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" Federal income tax for the nine months ended May 31, 2008 and 2007 as follows:

                                                       2008          2007
                                                     --------      --------

          "Normally expected" income tax benefit     $ 49,000      $ 25,000
          Valuation allowance                         (49,000)      (25,000)
                                                     --------      --------
               Actual income tax expense             $     --      $     --
                                                     ========      ========


         RER has available unused net operating loss carryforwards of approximately $356,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.

6        STOCKHOLDERS' EQUITY

         In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001. At May 31, 2008 and August 31, 2007, 16,448,731 and 13,907,027
         shares were issued and outstanding, respectively.

         At this same time, the Company was authorized to issue 10,000,000 shares of its $0.00001 preferred stock. In December 2007 the Company issued 100,000 shares of its preferred stock for $1,000.

         During the quarter ended May 31, 2008, the Company entered into various consulting and financial services agreements as well as a new loan agreement. Included in these agreements was the payment of $85,000 in cash, of which $7,900 was paid during the quarter. In addition, an aggregate of 2,725,000 shares of the Company's common stock will be issued along with the granting of options to purchase 1,000,000 shares of the Company's common stock. The agreements cover periods ranging from 8.5 months to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements. The Company has determined the total cost of the agreements to approximate $973,975. As of May 31, 2008, the un-amortized portion of these agreements amounts to approximately $878,083 and is included as a reduction of stockholders equity in the accompanying financial statements.


7        STOCK SUBSCRIPTION RECEIVABLE

         On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company's $0.00001 par value common shares for $0.02 per share. The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase. The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012. Payments of $10,400 were received by the Company during the nine months ended May 31, 2008.


8        RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.


9        CONTINGENCIES

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

We completed the acquisition of our first property on August 25, 2005; a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000. We have received a deed to the property. This has been our only real estate transaction to date. In March 2008, we entered into a rescission agreement, the result of which was the cancellation of 1,900,000 common shares in exchange for the condominium property. At the time of the exchange, the condominium was appraised at a fair market value of $200,000 and we recorded a loss of $15,000 on the transaction.

As a result of the current real estate environment in the United States, we are currently limiting any potential acquisitions to Eastern European countries. If necessary, broker services will be used to expedite a given transaction.

The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently represent 3,475 acres of property located in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont and Platt County Wyoming. The Company also holds the lease for uranium rights on 3,201 acres in Laramie, Goshen-Platt and Platt Counties Wyoming. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties. The Company has completed two transactions wherein the Company sold the lease rights and retained a royalty interest. No exploration activities have yet taken place.

We prepaid $75,673 as estimated drilling and completion costs for a 25% working interest in two wells in Washington County, Oklahoma during the quarter ended May 31, 2008. Both wells are currently being completed. We have plans to continue to participate in additional drilling prospects as funding becomes available.

We have had only nominal revenues since inception. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our current assets at May 31, 2008, amounted to our cash balance of $340,633 plus prepaid expenses of $700. Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs. During the nine-month period ended May 31, 2008, we collected $309,012 from the sale of our common stock, $140,000 in long-term debt, $10,400 from our stock subscription receivable and $1,000 from the sale of preferred stock.

Our cash balance is higher now than previously, however, we anticipate requiring substantial capital for investments in energy leases and oil and gas drilling prospects and our operating costs have increased for consultants finding prospects. There can be no assurance that we will be able to continue to find sufficient funding to support our current business plan.


COMPARISON OF THREE MONTHS ENDED MAY 31, 2008 AND 2007

During the three-month period ended May 31, 2008 we had no revenues. During the 2007 period, we had revenues from lease sales of $3,082 with a cost of $799. We expect to continue to have lease sales from time-to-time in the future, but expect oil and gas production income to eventually become a more substantial portion of our business.

During the three-month period ended May 31, 2008, selling, general and administrative expenses, excluding non-cash compensation, amounted to $20,814 as compared to $20,667 in the year earlier period. Non-cash compensation amounted to $95,892 and is discussed in note 6 to the financial statements.

During the three-month period ended May 31, 2008, we also recognized a loss of $15,000 on the rescission of our condominium property and recognized interest expense of $3,500.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2008 AND 2007

During the nine-month period ended May 31, 2008 we had revenues from lease sales of $5,626 with a cost of $449. During the 2007 period, we had revenues from lease sales of $3,082 with a cost of $799. We expect to continue to have lease sales from time-to-time in the future, but expect oil and gas production income to eventually become a more substantial portion of our business.

During the nine-month period ended May 31, 2008, selling, general and administrative expenses, excluding non-cash compensation, amounted to $45,953 as compared to $74,251 in the year earlier period. Non-cash compensation amounted to $95,892 and is discussed in note 6 to the financial statements.

During the nine-month period ended May 31, 2008, we also recognized a loss of $15,000 on the rescission of our condominium property and recognized interest expense of $3,500.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Not applicable.


ITEM 4T: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of May 31, 2008.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

The Company sold 1,716,704 shares of its $0.00001 par value common stock during the three months ended May 31, 2008, for $309,012 in cash. In addition, the Company issued 2,725,000 shares of its common stock, valued at $888,975, for various consulting and financial services agreements, as well as a new loan agreement.

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


                                          ROYAL ENERGY RESOURCES, INC.

Date:  July 15, 2008


                                     By:  /s/ Jacob Roth
                                         -------------------------------------
                                          President, Chief Executive Officer and
                                          Chief Financial Officer