Form 10-K
period 2008-08-31
Royal Energy Resources, Inc.
filed 2008-11-20
CIK 1102392

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

                        COMMISSION FILE NUMBER 333-129148

                          ROYAL ENERGY RESOURCES, INC.
              (Exact name of small business issuer in its charter)

             DELAWARE                                             11-3480036
   (State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                            Identification No.)

    256-260 BROADWAY, SUITE 309
            BROOKLYN, NY                                            11211
(Address of Principal Executive Office)                           (Zip Code)

       543 BEDFORD AVENUE, #176
             BROOKLYN, NY                                           11211
(Former Address of Principal Executive Office)                    (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (800) 620-3029

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                        COMMON STOCK, $0.00001 PAR VALUE
                              (TITLE OF EACH CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one)

Large accelerated filer [_]        Accelerated filer [_]
Non-accelerated filer [_]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of the shares of our common stock, par value $0.00001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $441,124.

As of October 31, 2008, the registrant had outstanding 18,287,731 shares of its common stock, par value of $0.00001 and 100,000 shares of its preferred stock, par value $0.00001.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

                                       ROYAL ENERGY RESOURCES, INC.

                                             TABLE OF CONTENTS

                                                 FORM 10-K

                                                  Part I


                                                                                                     Page
PART I
Item 1      Business                                                                                   3
Item 1A     Risk Factors                                                                               9
Item 2      Properties                                                                                 9
Item 3      Legal Proceedings                                                                         12
Item 4      Submission of Matters to a Vote of Security Holders                                       12

PART II
Item 5      Market for Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities                                                   13
Item 6      Selected Financial Data                                                                   15
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                              15
Item 7A     Quantitative and Qualitative Disclosures About Market Risk                                18
Item 8      Financial Statements and Supplementary Data                                               19
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                              39
Item 9AT    Controls and Procedures                                                                   39
Item 9B     Other Information                                                                         40

PART III
Item 10     Directors, Executive Officers and Corporate Governance                                    41
Item 11     Executive Compensation                                                                    42
Item 12     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                                          42
Item 13     Certain Relationships and Related Transactions, and Director Independence                 44
Item 14     Principal Accountant Fees and Services                                                    45

PART IV
Item 15     Exhibits and Financial Statement Schedules                                                46


                                                    2

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


                                     PART I

ITEM 1: BUSINESS

                                  ORGANIZATION

Royal Energy Resources, Inc. ("RER" or the "Company") was originally organized in Delaware on March 22, 1999, with the name Webmarketing, Inc.
("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.

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

      4. To specifically delineate the right of the Company's board of directors to issue shares of common and preferred stock for such consideration as may be determined by the Company's board of directors (but not less than par value) and to issue rights or options to acquire such shares on terms and conditions to be determined by the Company's board of directors; and

      5.    To change the name of the Company to Royal Energy Resources, Inc.

The foregoing became effective on December 12, 2007, upon filing the amendment with the Delaware Secretary of State.

Webmarketing attempted to establish a web-based marketing business for health care products from its inception in 1999 until 2001. However, the Company did not have any revenues and discontinued operations in 2001.

                                    BUSINESS

ENERGY AND MINING
                                     LEASES

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 12,000 and 2,535 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of August 31, 2008 and 2007, respectively. In addition, the Company holds the lease for uranium rights on approximately 3,500 and 1,293 acres in Wyoming as of August 31, 2008 and 2007, respectively.

The Company is generally negotiating with energy and mining companies to develop the potential resources that may be contained in the properties and will typically either farm-out or sell the lease and retain an over-riding royalty interest on any potential future production. As of August 31, 2008, the Company has completed three transactions: 308 acres in Natrona County with Bill Barrett Corporation of Colorado; 75 acres in Weston County, Wyoming with Orion Energy; and 360 acres in Goshen and Platt Counties, Wyoming with Carpenter and Sons. In October 2008, we completed one additional transaction for 80 acres in Niobrara County to Black Diamond Minerals, LLC.

                         OIL AND GAS DRILLING PROSPECTS

During 2008, the Company prepaid $119,011 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma. Two of the wells were being completed at August 31, 2008, and the third well will commence completion in November 2008. See Item 2.

As a result of the current real estate market, the Company expects to concentrate the majority of its resources in energy projects.

REAL ESTATE
Our primary objective was to acquire, make necessary renovations and resell both residential and commercial real estate. It was anticipated that we might lease some of the properties while they were being held for sale. We completed the acquisition of our first property on August 25, 2005, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000. We received a deed to the property and there was no mortgage on the property nor are there any liens on the property.

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual who originally transferred the property in exchange for 1,900,000 shares of the Company's common stock. The original value of the real estate was $215,000 and upon the rescission was valued at $200,000. The Company has recorded a loss of $15,000 on this transaction during the period, upon transferring the real estate to the original seller and canceling the 1,900,000 shares.

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

RER does not have any plans or arrangements to merge with another company or otherwise engage in a transaction that would change the control of RER.

The mailing address of our principal executive office is 256-260 Broadway, Suite 309, Brooklyn, New York 11211 and our telephone number is 800-620-3029.

                  FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are a development stage company. We have not previously been in the energy business, or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2009. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $665,263 through August 31, 2008, and incurred a loss of $454,174 for the year then ended.

We ceased our plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. The Company sold its common stock in private transactions which raised $120,500 in 2006, $80,070 in 2007 and $413,172 in 2008. The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

                                   COMPETITION

ENERGY AND MINING
The Company expects to concentrate the majority of its resources in oil and gas and mining by acquiring leasehold interests and either selling or farming them out to other companies for development, while retaining an over-riding royalty interest. The Company has elected to participate in the development of certain properties in Oklahoma. The Company is much smaller than most participants in this industry and has limited expertise in operating energy and mining businesses.

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

Because of the nature of this business there are no statistics that indicate the number of investors in the business or the financial extent of their activities. The Company will basically be in the same competitive position as any other investor seeking to purchase real estate in our anticipated price range. The Company rescinded the purchase of the real estate property it had during the quarter ended May 31, 2008 and currently is limiting any potential real estate acquisitions to Eastern European countries, due to the current real estate environment in the United States.


                 GOVERNMENTAL REGULATIONS, APPROVAL, COMPLIANCE

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

                                    EMPLOYEES

It is anticipated that the only active employee of this business in the near future will be its President. All other operative functions, such as repairs and/or renovations to the real estate or acquiring energy investments will be handled by the President or independent contractors and consultants.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: PROPERTIES

OIL AND GAS
The Company's oil and gas business includes direct participation in oil and gas prospects and buying and selling both oil and gas and uranium leases, as discussed below. As of August 31, 2008, we had prepaid the estimated drilling and completion costs for a 25% interest in three properties in Washington County, Oklahoma. One of the wells was completed in September 2008 and a second well was completed in October 2008. The third well will commence completion in November 2008.

PROVED RESERVES AND ESTIMATED FUTURE NET REVENUE
The SEC defines proved oil and gas reserves as the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

The process of estimating oil and natural gas reserves is complex and requires significant judgment. Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. As this is our initial period with proved reserves, we have elected to rely on reserve estimates provided by the operator.

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of August 31, 2008. These estimates correspond with the method used in presenting the "Supplemental Information on Oil and Gas Operations" in Note 10 to our financial statements included herein.

                                         Total          Proved         Proved
                                         Proved        Developed     Undeveloped
                                        Reserves       Reserves       Reserves
                                       ----------     ----------     ----------
Total Reserves
Oil (BBLs)                                  3,833          3,833             --
Gas (MCF)                                  12,773         12,773             --
BOE (1)                                     5,962          5,962             --
Pre-tax future net revenue (2)         $  384,370     $  384,370     $       --
Pre-tax 10% present value (2)             180,180        180,180             --
Standardized measure of discounted
  future net cash flows (2)(3)         $  180,180     $  180,180     $       --

      (1) Gas reserves are converted to barrels of oil equivalent ("BOE") at the rate of six MCF per BBL of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices.

      (2) Estimated pre-tax future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges. The amounts shown do not give effect to depreciation, depletion and amortization, or to non-property related expenses such as debt service and income tax expense.

            These amounts were calculated using prices and costs in effect for each individual property as of August 31, 2008. These prices were not changed except where different prices were fixed and determinable from applicable contracts. These assumptions yield average prices over the life of our properties of $117.00 per BBL of oil and $4.81 per MCF of natural gas. These prices compare to the August 31, 2008, NYMEX cash price of $117.00 per BBL for crude oil and the Henry Hub spot price of $6.87 per MMBTU for natural gas.

            The present value of after-tax future net revenues discounted at 10% per annum ("standardized measure") was $180,180 at the end of August 2008. The standardized measure did not include discounted future income taxes since the net operating loss carryforward exceeded the future net revenues. The present value of our pre-tax future net revenue ("pre-tax 10% present value") was therefore also $180,180. We believe the pre-tax 10% present value assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies. The after-tax standardized measure is dependent on the unique tax situation of each individual company, while the pre-tax 10% present value is based on prices and discount factors, which are more consistent from company to company. We also understand that securities analysts use the pre-tax 10% present value measure in similar ways.

      (3)   See Note 10 to the financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority or agency as this is our initial period with reserves.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to August 31, 2008. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

DRILLING ACTIVITIES
The following table summarizes the results of our development drilling activity for the year ended August 31, 2008. There was no activity in prior years and the Company has not had any exploratory drilling activity.

                            Development Well Activity

                Wells Drilling at
                 August 31, 2008                Net Wells Completed (2)
        Gross (1)            Net (2)           Productive           Dry
        ---------            -------           ----------           ---

          2.00               0.50                  --               --


      (1)   Gross wells are the sum of all wells in which we own an interest.
      (2) Net wells are gross wells multiplied by our fractional working interests therein.

Both wells drilling at August 31, 2008, were completed as productive oil wells in September and October 2008.

The initial properties in which the Company participated involved the well bore only and did not include any acreage. The Company has the right to participate in additional wells in this prospect.

OPERATION OF PROPERTIES
Currently, the Company does not have the infrastructure necessary to operate oil and gas properties and relies on other companies to provide operations.

TITLE TO PROPERTIES
Title to properties is subject to contractual arrangements customary in the oil and gas industry, liens for current taxes not yet due and, in some instances, other encumbrances. We believe that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business.

As is customary in the industry, other than a preliminary review of local records, little investigation of record title is made at the time of acquisitions of undeveloped properties. Investigations, which generally include a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

ENERGY LEASES
These leases are separate from those included above and are being held primarily for resale while retaining an over-riding royalty interest. As of August 31, 2008, and 2007, we own oil and gas leases comprising approximately 12,000 and 2,538 acres in Wyoming, respectively. In addition, we hold the lease for uranium rights on approximately 3,500 and 1,293 acres in Wyoming as of August 31, 2008 and 2007, respectively.

REAL ESTATE
On August 25, 2005, we acquired our first real estate property, a residential condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000.

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual from whom we originally acquired the property in exchange for 1,900,000 shares of the Company's common stock. The original value of the real estate was $215,000 and upon the rescission was valued at $200,000. The Company has recorded a loss of $15,000 on this transaction during the period.

OTHER
The Company began leasing its corporate office effective September 1, 2008, for a period of two years at a monthly rental of $600.


ITEM 3: LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) MARKET INFORMATION

Our $0.00001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers ("NASD") Over-The Counter Bulletin Board ("OTCBB") under the symbol "ROYE.OB." Until we began trading on September 5, 2007, there was no public market for our common stock. Previously we traded under the symbol WRLM.OB.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB since we began trading on September 5, 2007. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period                                             High              Low
------                                             ----              ---

2008
----
Quarter ended August 31, 2008                      $0.45            $0.36
Quarter ended May 31, 2008                         $0.40            $0.16
Quarter ended February 29, 2008                    $0.16            $0.14
Quarter ended November 30, 2007                    $1.01            $0.10

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2008, we sold 579,000 shares of our common stock in private transactions for $104,160 in cash and issued 240,000 shares pursuant to a consulting contract valued at $88,800.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

(b) HOLDERS

There are 110 shareholders of record of the Company's common stock at October 31, 2008.

(c) DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of August 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

                                     Number of securities to be
                                     issued upon exercise of         Weighted average exercise     Number of securities
                                       outstanding options,           price of outstanding         remaining available
          Plan category                warrants and rights         options, warrants and rights    for future issuance
          -------------                -------------------         ----------------------------    -------------------

Equity compensation plans
  approved by security holders:
     2008 Plan                                  --                                                       4,000,000
                                       -------------------                                         -------------------
                                                --                                                       4,000,000
                                       ===================                                         ===================

The Royal Energy Resources, Inc. 2008 Stock Option Plan ("Plan") was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options. The Company's Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.


ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the matters set forth in this statement.

SALE OF OIL AND GAS LEASES
--------------------------
During 2008, the Company realized $14,626 in revenue from oil and gas lease sales, as compared to $3,082 in 2007. The Company began investing in oil and gas drilling prospects at the end of 2008 and expects oil and gas production to exceed revenue from lease sales before the end of 2009.

NON-CASH COMPENSATION
---------------------
During 2008 the Company entered into various consulting and financial services agreements as well as a new loan agreement. Included in these agreements was the payment of $85,000 in cash, of which $37,300 was paid as of August 31, 2008. In addition, an aggregate of 2,965,000 shares of the Company's common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company's common stock. The agreements cover periods ranging from 8.5 months to
16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements. The Company has determined the total cost of the agreements to approximate $1,062,775. As of August 31, 2008, the un-amortized portion of these agreements amounts to approximately $680,699 and is included as a reduction of stockholders equity in the accompanying financial statements.

OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A")
----------------------------------------------------------
SG&A increased to $110,658 from $95,813. The 15% increase consisted primarily of increased costs associated with corporate filings and associated professional fees.

OTHER EXPENSE (INCOME):
-----------------------
The Company recognized a loss of $15,000 upon rescission of its real estate purchase as described in Note 2. In addition the Company incurred $8,750 in interest expense on its note payable and earned $1,483 in interest income on its cash balance.

                        GOING CONCERN FACTORS--LIQUIDITY

We are a development stage company. We have not previously been in the energy business or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2009. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $665,263 through August 31, 2008, and incurred a loss of $454,174 for the year then ended.

We ceased our plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. The Company sold its common stock in private transactions which raised $120,500 in 2006, $80,070 in 2007 and $413,172 in 2008. The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

                            NEW ACCOUNTING STANDARDS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. See Note 1 to the financial statements.

                          CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition our most critical accounting policies are discussed below. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

REVENUE RECOGNITION - We have derived our revenue from sale of mineral interests and in the future will predominately derive our revenue from the sale of produced crude oil and natural gas. Revenue is recorded in the month the product is delivered to the purchaser. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, the differences should be insignificant.

FULL COST METHOD OF ACCOUNTING - We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of our properties are currently located within the continental United States.

OIL AND NATURAL GAS RESERVE QUANTITIES - Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

      o     The quality and quantity of available data;
      o     The accuracy of various mandated economic assumptions; and
      o     The judgments of the person preparing the estimates.

Our proved reserve information included in this Annual Report is based on estimates prepared by the operator of the properties and has not been prepared by an independent petroleum engineer. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We will make changes to depletion rates and impairment calculations in the same period that changes in reserve estimates are made. The estimate as of August 31, 2008, is our first reserve estimate.

All capitalized costs of oil and gas properties, including estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using our estimate of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.

IMPAIRMENT OF OIL AND NATURAL GAS PROPERTIES - We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred. Impairments of proved producing properties are calculated by comparing future net undiscounted cash flows using escalated prices to the net recorded book cost at the end of each period. If the net capitalized cost exceeds net future cash flow estimates, the cost of the property is written down to "fair value," which is determined using net discounted future cash flows from the producing property. Different pricing assumptions or discount rates could result in a different calculated impairment. We have never recorded any property impairments.


                         OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                       Payments due by period
                             ---------------------------------------------
                                 Total         Year 1         Year 2

Office lease                    $ 14,400       $ 7,200        $ 7,200


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Royal Energy Resources, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2008 and 2007 and the period from inception (July 22, 2005) through August 31, 2008, is set forth as follows:

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Registered Public Accounting Firm:
  Paritz & Company, P.A.                                                 20
Balance Sheet                                                            21
Statements of Operations                                                 22
Statements of Stockholders' Deficit                                      23
Statements of Cash Flows                                                 24
Notes to Financial Statements                                           25-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




Board of Directors
Royal Energy Resources, Inc.
(formerly World Marketing, Inc.)
(a development stage company)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2008 and 2007 and the related statements of operations and cash flows for the years ended August 31, 2008 and 2007 and the period from inception (July 22, 2005) through August 31, 2008 and the statement of stockholders' equity for the years ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Energy Resources, Inc.., (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended August 31, 2008 and 2007 and the period from inception (July 22, 2005) through August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
November 13, 2008

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
August 31, 2008 and 2007


                                                                          2008              2007
                                                                       -----------      -----------
                                ASSETS
Current assets
  Cash and cash equivalents                                            $   343,739      $     7,611
                                                                       -----------      -----------
     Total current assets                                                  343,739            7,611
  Investment in oil and gas properties, net                                 63,097               --
Other assets and investments
  Prepaid drilling costs                                                    55,914               --
  Investment in oil and gas leases                                          33,872           17,915
  Investment in uranium properties                                           3,379               --
  Investment in real estate                                                     --          215,000
  Deposits                                                                     440               --
                                                                       -----------      -----------
     Total other assets                                                     93,605          232,915
                                                                       -----------      -----------
          Total assets                                                 $   500,441      $   240,526
                                                                       ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                     $    53,343      $        --
  Note payable                                                             140,000               --
                                                                       -----------      -----------
     Total current liabilities                                             193,343               --
                                                                       -----------      -----------

Commitments and contingencies

Stockholders' equity
  Preferred stock: $0.00001 par value; authorized
     10,000,000 shares; issued and outstanding - 100,000 shares at
      August 31, 2008 and no shares at August 31, 2007                           1               --
  Common stock: $0.00001 par value; authorized
     100,000,000 shares; 17,267,731 and 13,907,027 shares issued
     and outstanding at August 31, 2008 and 2007, respectively                 173              139
  Additional paid-in capital                                             1,724,978          533,066
  Deferred option and stock compensation                                  (680,699)              --
  Common stock subscription receivable                                     (72,092)         (81,590)
  Deficit accumulated during the development stage                        (665,263)        (211,089)
                                                                       -----------      -----------
     Total stockholders' equity                                            307,098          240,526
                                                                       -----------      -----------
          Total liabilities and stockholders' equity                   $   500,441      $   240,526
                                                                       ===========      ===========

See accompanying notes to financial statements.


ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
Years Ended August 31, 2008 and 2007 and from inception (July 22, 2005) through August 31, 2008

                                                                                             Inception
                                                                                          (July 22, 2005)
                                                                                              Through
                                                            Years Ended August 31,           August 31,
                                                            2008              2007              2008
                                                        ------------      ------------      ------------

Sale of oil and gas leases                              $     14,626      $      3,082      $     17,708
Cost of sales                                                  1,230               799             2,029
                                                        ------------      ------------      ------------
     Gross profit                                             13,396             2,283            15,679
                                                        ------------      ------------      ------------
Costs and expenses:
  Non-cash compensation                                      338,547                --           338,547
  Other selling, general and administrative expense          110,658            95,813           324,030
                                                        ------------      ------------      ------------
     Total costs and expenses                                449,205            95,813           662,577
                                                        ------------      ------------      ------------
          Loss from operations                              (435,809)          (93,530)         (646,898)
Other expenses (income):
  Loss on disposition by rescission agreement
      on condominium                                          15,000                --            15,000
  Interest expense                                             8,750                --             8,750
  Interest income from related party                          (3,902)                1            (3,902)
  Interest income                                             (1,483)               --            (1,483)
                                                        ------------      ------------      ------------
                                                              18,365                 1            18,365
                                                        ------------      ------------      ------------
     Loss before income taxes                               (454,174)          (93,531)         (665,263)
          Provision for income taxes                              --                --                --
                                                        ------------      ------------      ------------
          Net loss                                      $   (454,174)     $    (93,531)     $   (665,263)
                                                        ============      ============      ============


Net loss per share, basic and diluted                   $      (0.03)     $      (0.01)     $      (0.06)
                                                        ============      ============      ============

Weighted average shares outstanding,
  basic and diluted                                       14,687,574         9,974,688        10,779,569
                                                        ============      ============      ============

See accompanying notes to financial statements.




ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Years Ended August 31, 2008 and 2007
                                                                                                     Additional
                                          Preferred stock                  Common stock                Paid-in
                                     Shares          Amount           Shares          Amount           Capital
                                   -----------     -----------     -----------      -----------      -----------

Balance, August 31, 2006                    --     $        --       9,236,967      $        93          371,452
Sale of common stock                        --              --       4,670,060               46          161,614
Net loss                                    --              --              --               --               --
                                   -----------     -----------     -----------      -----------      -----------
Balance, August 31, 2007                    --              --      13,907,027              139          533,066
                                   -----------     -----------     -----------      -----------      -----------
Sale of preferred stock                100,000               1              --               --              999
Sale of common stock                        --              --       2,295,704               23          413,149
Common stock issued for
  consulting contracts                      --              --       2,965,000               30          977,745
Cash portion of consulting
  contracts                                 --              --              --               --               --
Rescission of real estate
  purchase                                  --              --      (1,900,000)             (19)        (199,981)
Amortization of prepaid
  consulting contracts:
     Non-cash portion                       --              --              --               --               --
     Cash portion                           --              --              --               --               --
Stock subscription receivable:
  Payments received                         --              --              --               --               --
  Interest accrued                          --              --              --               --               --
Net loss                                    --              --              --               --               --
                                   -----------     -----------     -----------      -----------      -----------
Balance, August 31, 2008               100,000     $         1       3,360,704      $       173      $ 1,724,978
                                   ===========     ===========     ===========      ===========      ===========

                                                                  Deficit
                                                                Accumulated
                                                                  During
                                  Subscription    Deferred      Development
                                   Receivable     Expenses         Stage          Total
                                   ---------      ---------      ---------      ---------

Balance, August 31, 2006           $      --      $      --      $(117,559)     $ 253,986
Sale of common stock                 (81,590)            --             --         80,070
Net loss                                  --             --        (93,530)       (93,530)
                                   ---------      ---------      ---------      ---------
Balance, August 31, 2007             (81,590)            --       (211,089)       240,526
                                   ---------      ---------      ---------      ---------
Sale of preferred stock                   --             --             --          1,000
Sale of common stock                      --             --             --        413,172
Common stock issued for
  consulting contracts                    --       (977,775)            --             --
Cash portion of consulting
  contracts                               --        (85,000)            --        (85,000)
Rescission of real estate
  purchase                                --             --             --       (200,000)
Amortization of prepaid
  consulting contracts:
     Non-cash portion                     --        338,547             --        338,547
     Cash portion                         --         43,529             --         43,529
Stock subscription receivable:
  Payments received                   13,400             --             --         13,400
  Interest accrued                    (3,902)            --             --         (3,902)
Net loss                                  --             --       (454,174)      (454,174)
                                   ---------      ---------      ---------      ---------
Balance, August 31, 2008           $ (72,092)     $(680,699)     $(665,263)     $ 307,098
                                   =========      =========      =========      =========

See accompanying notes to financial statements.


                                       23

                          ROYAL ENERGY RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2008
================================================================================


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

         Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest. During 2008 the Company prepaid the estimated drilling and completion costs for interests in three oil & gas drilling prospects in Washington County, Oklahoma, and expects to continue this activity in the future, as funds become available. Two of the wells were completed in September and October 2008 and the third well will commence completion in November 2008.

         On July 22, 2005, the Company began selling its common stock to obtain the funds necessary to begin implementation of its new business plan. The primary objective of the new business plan was to acquire, make necessary renovations and resell both residential and commercial real estate. The Company expected to acquire real estate using cash, mortgage financing or its common stock, or any combination thereof, and anticipated that the majority of the properties acquired would be in the New York City area. The real estate would be sold directly by the Company to the extent deemed practical. If necessary, broker services will be used to expedite a given sale. The Company rescinded the purchase of the real estate property it had during the quarter ended May 31, 2008 and currently is limiting any potential real estate acquisitions to Eastern European countries, due to the current real estate environment in the United States.

         Webmarketing attempted to establish a web-based marketing business for health care products from its inception in 1999 until 2001. However, the Company did not establish any revenues and discontinued these operations in 2001.

         GOING CONCERN

         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2009. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $665,263 through August 31, 2008, and incurred losses of $454,174 for the year then ended.

         The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. In the current fiscal year, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects. During 2008, the Company secured $140,000 in long-term debt and has raised $413,172 from the sale of its common stock and has a cash balance of $343,739 at August 31, 2008. However, the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During fiscal 2008, the Company granted options to acquire 1,000,000 shares of its common stock that were fair valued under the Black Scholes model in the amount of $328,975. This amount is being amortized over the twelve month option period.

         PROPERTY AND EQUIPMENT

         The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had no capitalized costs related to unevaluated properties at August 31, 2008. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. All capitalized costs were included in the amortization base as of August 31, 2008. However, since production had not commenced until after August 31, 2008, no amortization was recorded in 2008.

         Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the "Ceiling Limitation"). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated future net revenues have been prepared by the Company with the assistance of the operator of the properties.

         In accordance with the impairment provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments were recorded in 2008 or 2007.

         DEPRECIATION AND AMORTIZATION

         All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the unit-of-production method based on total proved reserves. Depreciation of other equipment is computed on the straight line method over the estimated useful lives of the assets, which range from three to twenty-five years.

         NATURAL GAS SALES AND GAS IMBALANCES

         The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company's net interest is recorded as a gas balancing asset or liability. At August 31, 2008 and 2007, there were no natural gas imbalances.

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

         OIL AND NATURAL GAS RESERVE ESTIMATES

         The Company prepared its oil and natural gas reserves with the assistance of the operator of the properties. Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. Consistent with SEC requirements, we have based our present value of proved reserves on spot prices on the date of the estimate. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company's Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates.

         INCOME TAXES

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires RER to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2008 and 2007, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.


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

         CREDIT RISK

         In 2008 and 2007, the Company had cash deposits in certain banks that at times exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

         CONTINGENCIES

         Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probably that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

         ASSET RETIREMENT OBLIGATIONS

         SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At August 31, 2008 and 2007, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

         In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No.
         51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning September 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

         In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement
         141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning September 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning September 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

         FISCAL YEARS

         The year ended August 31, 2008 is referred to herein as 2008 and the year ended August 31, 2007 is referred to herein as 2007.

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

3        INVESTMENT IN ENERGY PROPERTIES

                                     LEASES

         The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 12,000 and 2,535 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of August 31, 2008 and 2007, respectively. In addition, the Company holds the lease for uranium rights on approximately 3,500 and 1,293 acres in Wyoming as of August 31, 2008 and 2007, respectively.

         The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is recorded when the transaction is completed at which time the cost of the related leases is included in cost of sales.

                        OIL AND GAS PRODUCING PROPERTIES

         During fiscal 2008, the Company prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma. Two of the wells were completed in September and October 2008 and the third well will commence completion in November 2008.

         Oil and gas property costs are as follows at August 31, 2008 (none at August 31, 2007):

                                                                2008

         Leasehold cost                                              $    4,933
         Intangible development cost                                     40,932
         Lease equipment                                                 17,232
                                                                     ----------
               Total                                                 $   63,097
                                                                     ==========


         The oil and gas wells were not completed until after year-end. Accordingly, no depreciation or amortization has been recorded. Prepaid drilling costs includes $55,914 in prepaid costs the balance of the second well and the entire third well.


4        NOTE PAYABLE

         The Company has a loan with an individual in the amount of $140,000 at May 31, 2008 which is due July 29, 2009. Interest is payable monthly at the rate of 15%.


5        INCOME TAXES

         RER has not recorded a deferred tax benefit or expense for all prior periods through August 31, 2008, as all net deferred benefits have a full valuation allowance.

         Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" Federal income tax for the year ended August 31, 2008 and 2007 as follows:

                                                          2008           2007
                                                       ---------      ---------
       "Normally expected" income tax benefit          $ 154,400      $  31,800
       State income taxes less federal tax benefit        18,200          3,700
       Valuation allowance                              (172,600)       (35,500)
                                                       ---------      ---------
          Actual income tax expense                    $      --      $      --
                                                       =========      =========

         RER has available unused net operating loss carryforwards of approximately $706,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.

         The Company's income tax provision was computed based on the federal statutory rate and the average state rates, net of the related federal benefit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           2008          2007
                                                         ---------    ---------
Net operating loss carryforward                          $ 268,300    $  80,200
Depreciable/depletable property, plant and equipment       (15,500)          --
Valuation allowance                                       (252,800)     (80,200)
                                                         ---------    ---------
     Total                                               $      --    $      --
                                                         =========    =========

6        STOCKHOLDERS' EQUITY

         COMMON STOCK
         ------------
         In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001. The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state. At August 31, 2008 and 2007, 17,267,731 and 13,907,027 shares were issued and outstanding, respectively.

         SERIES A PREFERRED STOCK
         ------------------------
         In November 2007, the Company amended its charter to authorize issuance of up to 10,000,000 shares of its $0.00001 preferred stock. The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state. In December 2007 the Company issued 100,000 shares of its Series A preferred stock to its President and Chief Executive Officer for $1,000. The certificate of designation of the Series A preferred stock provides: the holders of Series A preferred stock shall be entitled to receive dividends when, as and if declared by the board of directors of the Company; participates with common stock upon liquidation; convertible into one share of common stock; and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.

         STOCK OPTION PLAN
         -----------------
         The Royal Energy Resources, Inc. 2008 Stock Option Plan ("Plan") was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options. The Company's Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.

         CONSULTING AND FINANCIAL SERVICES AGREEMENTS
         --------------------------------------------
         During 2008, the Company entered into various consulting and financial services agreements as well as a new loan agreement. Included in these agreements was the payment of $85,000 in cash, of which $36,000 was paid as of August 31, 2008. In addition, an aggregate of 2,965,000 shares of the Company's common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company's common stock. The agreements cover periods ranging from 8.5 months to
         16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements. The Company has determined the total cost of the agreements to approximate $1,062,775. As of August 31, 2008, the un-amortized portion of these agreements amounts to approximately $680,699 and is included as a reduction of stockholders equity in the accompanying financial statements.

7        STOCK SUBSCRIPTION RECEIVABLE

         On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company's $0.00001 par value common shares for $0.02 per share. The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase. The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012. Payments of $13,400 were received by the Company during the year ended August 31, 2008. Interest in the amount of $3,902 was accrued during 2008.


8        RELATED PARTY TRANSACTIONS

         The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

         In December 2007 the Company issued 100,000 shares of its Series A preferred stock to its President and Chief Executive Officer for $1,000. The certificate of designation of the Series A preferred stock provides: the holders of Series A preferred stock shall be entitled to receive dividends when, as and if declared by the board of directors of the Company; participates with common stock upon liquidation; convertible into one share of common stock; and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.


9        COMMITMENTS AND CONTINGENCIES

         The Company entered into an investor relations contract on September 3, 2008, which provides for monthly compensation of $3,000 in cash and 1,000,000 restricted common shares. The shares were valued at $360,000, the price at which the Company's common stock last traded before the transaction. This amount will be amortized over the six month contract period.

         The Company has a lease for its corporate office which commences September 1, 2008, for a period of two years at a monthly rental of $600.


10       SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION (UNAUDITED)

         The Company has interest in oil and natural gas properties that are all located in Washington County, Oklahoma at August 31, 2008.

         The Company prepared its own year-end estimates of future net recoverable oil and natural gas reserves. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates existing under existing regulatory practices and with conventional equipment and operating methods.

         Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.

         Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at August 31, 2008 and 2007 are included in Note 3.

         Costs incurred in oil and natural gas producing activities for the year ended August 31, 2008, are summarized as follows (none for the year ended August 31, 2007):

                                                                        2008
                                                                   ------------
         Acquisition of proved properties                          $         --
         Development costs                                               63,097
                                                                   ------------
                                                                   $     63,097
                                                                   ============

         Amortization rate per BOE                                 $      12.58
                                                                   ============

         Net quantities of proved and proved developed reserves of oil and natural gas are summarized as TTED] follows:

         Balance, August 31, 2007                             --             --
         Extensions and discoveries                        3,833         12,773
         Production                                           --             --
                                                   -------------  -------------
           Balance, August 31, 2008                        3,833         12,773
                                                   =============  =============

         Proved developed reserves:
           August 31, 2008                                 3,833         12,773
                                                   =============  =============

         The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using oil and natural gas spot prices as of the end of the period presented. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.

         The Company cautions against using this data to determine the fair value of its oil and natural gas properties. To obtain the best estimate of the fair value of the oil and natural gas properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projection rates of production that impair the usefulness of the data.

         The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at August 31, 2008 is summarized as follows (none at August 31, 2007):

                                                                        2008
                                                                   ------------
Future cash inflows                                                $    509,780
Future production costs                                                (125,410)
Future development costs                                                     --
Future income tax expenses                                                   --
                                                                   ------------
     Future net cash flows                                              384,370
10% annual discount for estimated timing of cash flows                 (204,190)
                                                                   ------------
Standardized measure of discounted future net cash flows           $    180,180
                                                                   ============

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the year ended August 31, 2008 (none for the year ended August 31, 2007):

                                                                                     2008

Standardized measure of discounted future net cash flows at beginning of period  $           --
Changes during the period:
  Sales of natural gas produced, net of production costs                                     --
  Net changes in prices and production costs                                                 --
  Development costs incurred and revisions                                              180,180
  Sales of reserves in place                                                                 --
  Purchase of reserves in place                                                              --
  Revision of previous quantity estimates                                                    --
                                                                                 --------------
     Net change                                                                         180,180
                                                                                 --------------
Standardized measure of discounted future net cash flows at end of period        $      180,180
                                                                                 ==============

         Prices used in computing these calculations of future production of proved reserves were $117.00 per barrel (BBL) of oil and $4.81 per thousand cubic feet (MCF) of natural gas at August 31, 2008.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9AT: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2008, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of August 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of August 31, 2008, due primarily to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.


ITEM 9B: OTHER INFORMATION

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

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

                                                               DATE FIRST
NAME            AGE        POSITION                         ELECTED/APPOINTED
----            ---        --------                         -----------------

Jacob Roth      61         President,                         March 22, 1999
                             Chief Executive Officer,
                             Chief Financial Officer
                              and Director

Frimet Taub     28         Secretary, Treasurer               March 22, 1999
                            and Director

JACOB ROTH was named President, Chief Executive Officer, Chief Financial Officer and Director of RER on March 22, 1999. Previously, Mr. Roth was Chief Executive Officer of Virilitec Industries, Inc., a public company engaged in attempting to distribute a line of bioengineered virility nutritional supplements, from July 1, 2002, until December 1, 2003. Additionally, Mr. Roth was the President of JR Consulting, a public company engaged in consulting for other corporations, from 1982 until 1995. When not otherwise employed, Mr. Roth is a financial consultant to corporations.

FRIMET TAUB was named Secretary, Treasurer and Director of the Company on March 22, 1999. Mrs. Taub was a teacher at UTA in Brooklyn, New York from 1999 through 2002 and is not currently employed outside her home.

AUDIT COMMITTEE

The Board of Directors of the Company serves as the audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, all required reports have been filed when due.

CODE OF ETHICS

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11:  EXECUTIVE COMPENSATION

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company's voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of October 31, 2008, there were 18,287,731 shares of the Company's common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

                                Name and                Amount and
                                 address                 nature of
                              of beneficial             beneficial     Percent
Title of class                    owner                    owner      of class
--------------                    -----                    -----      --------

Common                Jacob Roth                         9,000,000      49.2%
                      256-260 Broadway, Suite 309
                      Brooklyn, NY  11211

Common                Dor Ldor                           1,100,000      6.0%
                      C/O Zarchi
                      650 Montgomery St.
                      Brooklyn, NY  11213

Common                LIB Holdings                       1,000,000      5.5%
                      332 Bleecker St. #K-56
                      New York, NY  10014

Series A              Jacob Roth                          100,000      100.0%
Preferred             256-260 Broadway, Suite 309
                      Brooklyn, NY  11211


(b) SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of October 31, 2008.

                                Name and                 Amount and
                                 address                  nature of
                              of beneficial              beneficial    Percent
Title of class                    owner                     owner     of class
--------------                    -----                     -----     --------

Common                Jacob Roth                          9,000,000     49.2%
                      256-260 Broadway, Suite 309
                      Brooklyn, NY  11211

Common                Frimet Taub                           250,000     1.3%
                      256-260 Broadway, Suite 309
                      Brooklyn, NY  11211

Common                All officers and directors          9,250,000     50.5%
                      as a group (2 persons)

Series A              Jacob Roth                           100,000     100.0%
Preferred (a)         256-260 Broadway, Suite 309
                      Brooklyn, NY  11211

(a) Convertible into one common share and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                     Number of securities
                                                                                     remaining available for
                                                                                     future issuance under
                               Number of securities to be Weighted-average exercise   equity compensation
                               issued upon exercise of      price of outstanding       plans (excluding
                                 outstanding options,         options, warrants      securities reflected
        Plan category            warrants and rights             and rights           in the first column
        -------------            -------------------             ----------           -------------------

Equity compensation plans
approved by security holders                          -                                          4,000,000

Equity compensation plans
not approve by security holders                       -                                                  -

                               -------------------------                             ----------------------
Total                                                 -                                          4,000,000
                               =========================                             ======================


The Royal Energy Resources, Inc. 2008 Stock Option Plan ("Plan") was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options. The Company's Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Jacob Roth is our only promoter. He has never received anything of value, tangible or intangible, directly or indirectly, from us, other than reimbursements of expenses incurred in the ordinary course of business.

Mr. Roth acquired 4,900,000 shares of our common stock for a total consideration of $490 ($.0001 per share) in March 1999. In August 2007, Mr. Roth acquired 4,100,000 shares of our common stock in exchange for $410 in cash and a note receivable in the amount of $81,590. The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012. During 2008, payments of $13,400 were received by the Company and $3,902 was accrued for interest.

In December 2007 the Company issued 100,000 shares of its Series A preferred stock to its President and Chief Executive Officer for $1,000. The certificate of designation of the Series A preferred stock provides: the holders of Series A preferred stock shall be entitled to receive dividends when, as and if declared by the board of directors of the Company; participates with common stock upon liquidation; convertible into one share of common stock; and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.

Mrs. Taub is the daughter of Mr. Roth. Mrs. Taub acquired 250,000 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of October 31, 2008 and 2007 for professional services rendered by the Company's accountant was approximately $6,400 and $5,800 for the audit of the Company's annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2008 and 2007.

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

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

         1. Financial Statements - The following consolidated financial statements of Royal Energy Resources, Inc. are contained in
                  Item 8 of this Form 10-K:
                  o        Report of Independent Registered Public Accountant
                  o        Balance Sheets at August 31, 2008 and 2007
                  o Consolidated Statements of Operations - For the years ended August 31, 2008 and 2007 and from inception (July 22, 2005) through August 31, 2008
                  o Statements of Stockholders' Equity - For the years ended August 31, 2008 and 2007
                  o Statements of Cash Flows - For the years ended August 31, 2008 and 2007 and from inception (July 22, 2005) through August 31, 2008
                  o        Notes to the Financial Statements

         2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

         3. Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit           Description
-------           -----------

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1              Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ROYAL ENERGY RESOURCES, INC.


November 20, 2008                            /s/ Jacob Roth
                                             -----------------------------------
                                             Jacob Roth, President, CEO and CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


November 20, 2008                   /s/ Jacob Roth
                                    -------------------------------------------
                                    Jacob Roth, Director, President, CEO and CFO


November 20, 2008                   /s/ Frimet Taub
                                    --------------------------------------------
                                    Frimet Taub, Director