Form 10-Q
period 2008-11-30
Royal Energy Resources, Inc.
filed 2009-01-14
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

File No. 000-52547

Royal Energy Resources, Inc.
(Name of small business issuer in our charter)

Delaware	11-3480036
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

256-260 Broadway, Suite 309, Brooklyn, NY  11211
(Address of principal executive offices) (Zip Code)

Registrant's telephone number:  800-620-3029

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,114,731 shares of common stock outstanding as of January 13, 2009.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated August 31, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheet
November 30, 2008 (unaudited) and August 31, 2008

	November 30,	August 31,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$234,932	$343,739
Total current assets	234,932	343,739
Investment in oil and gas properties, net	82,213	63,097
Other assets
Prepaid drilling costs	29,561	55,914
Investment in oil and gas leases	33,767	33,872
Investment in uranium properties	3,379	3,379
Deposits	1,040	440
Total other assets	67,747	93,605
Total assets	$384,892	$500,441

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,200	$53,343
Note payable	110,000	140,000
Total current liabilities	120,200	193,343

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 at November 30, 2008 and
at August 31, 2008, issued and outstanding, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000 shares;
18,287,731 and 17,267,731 shares issued and outstanding at
November 30, 2008 and August 31, 2008, respectively	183	173
Additional paid-in capital	2,088,567	1,724,978
Deferred option and stock compensation	(559,715)	(680,699)
Common stock subscription receivable	(71,940)	(72,092)
Deficit accumulated during the development stage	(1,192,404)	(665,263)
Total stockholders' equity	264,692	307,098
Total liabilities and stockholders' equity	$384,892	$500,441

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended November 30, 2008 and 2007 and
from inception (July 22, 2005) through November 30, 2008
(Unaudited)

			Inception
			(July 22, 2005)
	Three Months Ended		Through
	November 30,		November 30,
	2008	2007	2008

Sale of oil and gas leases	$4,000	$5,626	$21,708
Oil and gas production	689	-	689
Total revenues	4,689	5,626	22,397
Cost of sales	1,748	449	3,777
Gross profit	2,941	5,177	18,620
Costs and expenses:
Non-cash compensation	480,984	-	819,531
Other selling, general and administrative expense	28,920	14,442	352,950
Total costs and expenses	509,904	14,442	1,172,481
Loss from operations	(506,963)	(9,265)	(1,153,861)
Other expenses (income):
Loss on disposition by rescission agreement
of condominium	-	-	15,000
Loss on comodities trading	18,023	-	18,023
Interest income	(1,497)	-	(2,980)
Interest income - related party	(848)	-	(4,750)
Interest expense	4,500	-	8,000
	20,178	-	33,293
Loss before income taxes	(527,141)	(9,265)	(1,187,154)
Provision for income taxes	-	-	-
Net loss	$(527,141)	$(9,265)	$(1,187,154)

Net loss per share, basic and diluted	$(0.03)	$(0.00)	$(0.10)

Weighted average shares outstanding,
basic and diluted	18,241,797	13,907,027	11,333,002

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Three Months Ended November 30, 2008 and 2007, and
the period from inception (July 22, 2005) through May 31, 2008
(Unaudited)

			From inception
			July 22, 2005
	Three months ended		through
	November 30,		November 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(527,141)	$(9,265)	$(1,168,088)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and depletion	189	-	189
Value of common shares issued for services	480,984	-	819,531
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(848)	-	(4,750)
Change in other assets and liablities:
Prepaid expenses and other assets	804	-	(55,550)
Accounts payable	(37,500)	-	(39,628)
Net cash used in operations	(83,512)	(9,265)	(433,296)

Cash flows from investing activities
Investment in real estate	-	-	(25,000)
Investment in oil and gas drilling prospects	-	-	(63,097)
Investment in oil and gas leases	105	3,429	(15,088)
Investment in uranium properties	-	-	(3,379)
Net cash used in investing activities	105	3,429	(106,564)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	1,000	5,000	14,400
Loan proceeds (repayment)	(30,000)	-	110,000
Proceeds from sale of common stock	3,600	-	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by financing activities	(25,400)	5,000	774,792

Net increase (decrease) in cash and cash equivalents	(108,807)	(836)	234,932
Cash and cash equivalents, beginning of period	343,739	7,611	-
Cash and cash equivalents, end of period	$234,932	$6,775	$234,932

Supplemental cash flow information
Cash paid for interest	$4,500	$-	$13,250
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission
agreement	-	-	200,000

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2008
(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) (formerly known as World Marketing, Inc. ("WMI"). RER is a development stage enterprise within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises."  Accordingly, the costs associated with the development stage activities discussed below, have an inception date of July 22, 2005.  Prior costs relating to an attempted internet business which was discontinued in 2001 have been transferred to accumulated deficit.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended August 31, 2008.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.  In December 2007 the Company changed its name to Royal Energy Resources, Inc.

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest.  During the last half of fiscal 2008, the Company invested in three oil & gas drilling prospects in Washington County, Oklahoma, and expects to continue this activity in the future, as funds become available.  Two wells began initial sales in November 2008 and a third well is being re-completed.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2009. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $1,192,404 through November 30, 2008, and incurred losses of $527,141 for the three months then ended.

The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment.   Subsequently, the Company continued to sell its common stock to raise capital to continue operations.  In the previous fiscal year, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects.  The Company borrowed $140,000 ($110,000 balance at November 30, 2008) with a note payable and raised $413,172 from the sale of its common stock during fiscal 2008.  However, the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had no capitalized costs related to unevaluated properties at November 30, 2008.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  All capitalized costs were included in the amortization base as of November 30, 2008.  Amortization in the amount of $189 was recorded in the quarter ended November 30, 2008, based on initial production.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.  Reserve estimates used in determining estimated future net revenues have been prepared by the Company with the assistance of the operator of the properties.

In accordance with the impairment provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments have been recorded as of November 30, 2008.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At November 30, 2008 and August 31, 2008, there were no natural gas imbalances.

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

Oil and natural gas reserve estimates

The Company prepared its oil and natural gas reserves with the assistance of the operator of the properties.  Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity.  Consistent with SEC requirements, we have based our present value of proved reserves on spot prices on the date of the estimate.  The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation.  Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded.  Actual results could differ materially from these estimates.

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

Earnings (loss) per common share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires RER to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At November 30, 2008 and 2007, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probably that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Asset retirement obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At November 30, 2008 and August 31, 2008, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

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

2	INVESTMENT IN ENERGY PROPERTIES

LEASES

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 12,000 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of November 30, 2008 and August 31, 2008, respectively.  In addition, the Company holds the lease for uranium rights on approximately 3,500 acres in Wyoming as of November 30, 2008 and August 31, 2008, respectively.

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

OIL AND GAS PRODUCING PROPERTIES

During fiscal 2008, the Company prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well is being re-completed.

Oil and gas property costs are as follows at November 30, 2008 and August 31, 2008:

	November 30,	August 31,
	2008	2008

Leasehold cost	$4,933	$4,933
Intangible development cost	49,416	40,932
Lease equipment	28,053	17,232
Total	82,402	63,097
Accumulated depreciation and depletion	(189)	-
	$82,213	$63,097

Prepaid drilling cost includes a balance of $29,561 and $55,914 in prepaid costs for the initial three wells in Washington County, Oklahoma as of November 30, 2008 and August 31, 2008, respectively.

3	NOTE PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which is due July 29, 2009.  The loan has a balance of $110,000 at November 30, 2008.

4	INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through November 30, 2008, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the three months ended November 30, 2008 and 2007 as follows:

	2008	2007

"Normally expected" income tax benefit	$179,200	$3,300
State income taxes net of federal benefit	21,100	400
Valuation allowance	(200,300)	(3,700)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $1,233,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.

5	STOCKHOLDERS’ EQUITY

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  At November 30, 2008 and August 31, 2008, 18,287,731 and 17,267,731 shares were issued and outstanding, respectively.

At this same time, the Company was authorized to issue 10,000,000 shares of its $0.00001 preferred stock.  In December 2007 the Company issued 100,000 shares of its preferred stock for $1,000.

During fiscal 2008 and September 2008, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  Included in these agreements was the payment of $85,000 in cash, of which $74,800 has been paid.  In addition, an aggregate of 3,965,000 shares of the Company’s common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company’s common stock.  The agreements cover periods ranging from 6 months to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements.  The Company has determined the total cost of the agreements to approximate $1,422,775.  As of November 30, 2008, the un-amortized portion of these agreements amounts to approximately $559,715 and is included as a reduction of stockholders equity in the accompanying financial statements.

6	RELATED PARTY TRANSACTIONS

Stock subscription receivable - On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company’s $0.00001 par value common shares for $0.02 per share.  The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase.  The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.  Payments of $14,400 have been received by the Company and at November 30, 2008 the Company is owed $71,940, including accrued interest.

Equity contribution - The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

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

At the present time we have only nominal overhead costs.  Our officers do not receive any payroll and our administrative assistance is now being provided on a reimbursement basis.  This situation will remain constant until such time as we have sufficient capital to afford to pay salaries.

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

The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently represent approximately 12,000 acres of property located in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt County Wyoming.  The Company also holds leases for the uranium rights on approximately 3,500 acres in Wyoming.  The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has completed several transactions wherein the Company sold the lease rights and retained a royalty interest.  No exploration activities have yet taken place.

During fiscal 2008, we prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well is in process of being re-completed.  We have plans to continue to participate in additional drilling prospects as funding becomes available.

We have had only nominal revenues since inception.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our current assets at November 30, 2008, consist of our cash balance of $234,932.  Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs.

We anticipate requiring substantial capital for investments in energy leases and oil and gas drilling prospects and our operating costs have increased for consultants finding prospects.  There can be no assurance that we will be able to continue to find sufficient funding to support our current business plan.

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

During the three-month period ended November 30, 2008 we had total revenues of $4,689 as compared to $5,626 in the comparable 2007 period.  During the 2008 period, $4,000 of our revenues were from lease sales and $689 was from our initial oil production.  Our 2007 period revenues were all from lease sales.

Non-cash compensation amounted to $480,984 in 2008 as compared to none in 2007.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

During the three-month period ended November 30, 2008, selling, general and administrative expenses amounted to $28,920 as compared to $14,442 in the year earlier period.  Increases are consistent with the increased activity.

During the three-month period ended November 30, 2008, we recognized a loss of $18,023 from commodities trading, recognized interest expense of $4,500 and recorded interest income in the amount of $2,345 ($848 from a related party).

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

1 (a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended November 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:               LEGAL PROCEEDINGS

None

ITEM 1A:            RISK FACTORS

Not applicable.

ITEM 2:               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 20,000 shares of its $0.00001 par value common stock during the three months ended November 30, 2008, for $3,600 in cash.  In addition, the Company issued 1,000,000 shares of its common stock, valued at $360,000, for a consulting services agreement.

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

ROYAL ENERGY RESOURCES, INC.

Date: January 14, 2008

	By:	/s/ Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer