Form 10-Q
period 2009-02-28
Royal Energy Resources, Inc.
filed 2009-04-14
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,114,731 shares of common stock outstanding as of March 31, 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheet
February 28, 2009 (unaudited) and August 31, 2008

	February 28,	August 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$153,339	$343,739
Accounts receivable	26,267	-
Total current assets	179,606	343,739
Investment in oil and gas properties, net	85,115	63,097
Other assets
Prepaid drilling costs	25,313	55,914
Investment in oil and gas leases	33,719	33,872
Investment in uranium properties	4,329	3,379
Deposits	1,040	440
Total other assets	64,401	93,605
Total assets	$329,122	$500,441

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$35,000	$53,343
Note payable	100,000	140,000
Total current liabilities	135,000	193,343

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 at November 30, 2008 and
at August 31, 2008, issued and outstanding, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000 shares;
19,114,731 and 17,267,731 shares issued and outstanding at
February 28, 2009 and August 31, 2008, respectively	191	173
Additional paid-in capital	2,253,960	1,724,978
Deferred option and stock compensation	(289,005)	(680,699)
Common stock subscription receivable	(72,766)	(72,092)
Deficit accumulated during the development stage	(1,698,259)	(665,263)
Total stockholders' equity	194,122	307,098
Total liabilities and stockholders' equity	$329,122	$500,441

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended February 28, 2009 and February 29, 2008
(Unaudited)

	2009	2008

Sale of oil and gas leases	$26,267	$-
Oil and gas production	-	-
Total revenues	26,267	-
Cost of sales	3,335	-
Gross profit	22,932	-
Costs and expenses:
Non-cash compensation	436,110	-
Other selling, general and administrative expense	80,743	10,697
Total costs and expenses	516,853	10,697
Loss from operations	(493,921)	(10,697)
Other expenses (income):
Loss on comodities trading	9,713	-
Interest income	(937)	-
Interest income - related party	(826)	-
Interest expense	3,875	-
	11,825	-
Loss before income taxes	(505,746)	(10,697)
Provision for income taxes	-	-
Net loss	$(505,746)	$(10,697)

Net loss per share, basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding,
basic and diluted	18,739,975	13,907,027

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Six Months Ended February 28, 2009 and February 29, 2008 and
from inception (July 22, 2005) through February 28, 2009
(Unaudited)
			Inception
			(July 22, 2005)
	Six Months Ended		Through
	February 28,	February 29,	February 28,
	2009	2008	2009

Sale of oil and gas leases	$30,267	$5,626	$47,975
Oil and gas production	689	-	689
Total revenues	30,956	5,626	48,664
Cost of sales	5,083	449	7,112
Gross profit	25,873	5,177	41,552
Costs and expenses:
Non-cash compensation	917,094	-	1,255,641
Other selling, general and administrative expense	109,771	25,139	433,801
Total costs and expenses	1,026,865	25,139	1,689,442
Loss from operations	(1,000,992)	(19,962)	(1,647,890)
Other expenses (income):
Loss on disposition by rescission agreement
of condominium	-	-	15,000
Loss on comodities trading	27,737	-	27,737
Interest income	(2,434)	-	(3,917)
Interest income - related party	(1,674)	-	(5,576)
Interest expense	8,375	-	11,875
	32,004	-	45,119
Loss before income taxes	(1,032,996)	(19,962)	(1,693,009)
Provision for income taxes	-	-	-
Net loss	$(1,032,996)	$(19,962)	$(1,693,009)

Net loss per share, basic and diluted	$(0.06)	$(0.00)	$(0.14)

Weighted average shares outstanding,
basic and diluted	18,489,510	13,907,027	11,839,174

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Six Months Ended February 28, 2009 and February 29, 2008, and
from inception (July 22, 2005) through February 28, 2009
(Unaudited)
			From inception
			July 22, 2005
	Six months ended		through
	February 28,	February 29,	February 28,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(1,032,996)	$(19,962)	$(1,673,943)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and depletion	189	-	189
Value of common shares issued for services	917,094	-	1,255,641
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(1,674)	-	(5,576)
Change in other assets and liablities:
Accounts receivable	(26,267)	-	(26,267)
Prepaid expenses and other assets	2,151	-	(54,203)
Accounts payable	(12,700)	-	(14,828)
Net cash used in operations	(154,203)	(19,962)	(503,987)

Cash flows from investing activities
Investment in real estate	-	-	(25,000)
Investment in oil and gas drilling prospects	-	-	(63,097)
Investment in oil and gas leases	153	4,959	(15,040)
Investment in uranium properties	(950)	(3,379)	(4,329)
Net cash used in investing activities	(797)	1,580	(107,466)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	1,000	10,400	14,400
Loan proceeds (repayment)	(40,000)	-	100,000
Proceeds from sale of common stock	3,600	-	649,342
Proceeds from sale of preferred stock	-	1,000	1,000
Net cash provided by financing activities	(35,400)	11,400	764,792

Net increase (decrease) in cash and cash equivalents	(190,400)	(6,982)	153,339
Cash and cash equivalents, beginning of period	343,739	7,611	-
Cash and cash equivalents, end of period	$153,339	$629	$153,339

Supplemental cash flow information
Cash paid for interest	$4,500	$-	$13,250
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission
agreement	-	-	200,000

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 8, 2009
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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2009. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $1,698,259 through February 28, 2009, and incurred losses of $1,032,996 for the six months then ended.

The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment.   Subsequently, the Company continued to sell its common stock to raise capital to continue operations.  In the previous fiscal year, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects.  The Company borrowed $140,000 ($100,000 balance at February 28, 2009) with a note payable and raised $413,172 from the sale of its common stock during fiscal 2008.  However, energy prices are currently much lower and the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

Stock option plans

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on September 1, 2005, SFAS 123(R) would require expensing any unvested options and will also require changing the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of August 31, 2006, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R).  SFAS 123, "Accounting for Stock Based compensation" (SFAS 123), required the Company to disclose pro forma information regarding option grants made to its employees until adoption of SFAS 123(R) discussed above. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that would be included in the required pro forma results. These amounts would not have been reflected in the Company's statements of operations, because APB 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date.

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.   The Company, during the three months ended May 31, 2008 granted options to acquire 1,000,000 shares of its common stock that were fair valued under the Black Scholes model in the amount of $328,975.  This amount is being amortized over the twelve month option period.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had no capitalized costs related to unevaluated properties at February 28, 2009.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  All capitalized costs were included in the amortization base as of February 28, 2009.  Amortization in the amount of $189 was recorded during the six months ended February 28, 2009, based on initial production.

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

In accordance with the impairment provisions of Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments have been recorded as of February 28, 2009.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At February 28, 2009 and August 31, 2008, there were no natural gas imbalances.

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

Deferred income taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS 109, "Accounting for Income Taxes." A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such asset will be realized.

Earnings (loss) per common share

Earnings (loss) per common share are calculated under the provisions of SFAS 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS 128 requires RER to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At February 28, 2009 and February 29, 2008, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

SFAS 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At February 28, 2009 and August 31, 2008, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

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

LEASES

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 10,000 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of February 28, 2009 and August 31, 2008, respectively.  In addition, the Company holds the lease for uranium rights on approximately 3,500 acres in Wyoming as of February 28, 2009 and August 31, 2008, respectively.

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

Oil and gas property costs are as follows at February 28, 2009 and August 31, 2008:

	February 28,	August 31,
	2009	2008

Leasehold cost	$4,933	$4,933
Intangible development cost	49,667	40,932
Lease equipment	30,704	17,232
Total	85,304	63,097
Accumulated depreciation and depletion	(189)	-
	$85,115	$63,097

Prepaid drilling cost includes a balance of $25,313 and $55,914 in prepaid costs for the initial three wells in Washington County, Oklahoma as of February 28, 2009 and August 31, 2008, respectively.

3	NOTE PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which is due July 29, 2009.  The loan has a balance of $100,000 at February 28, 2009.

4	INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through February 28, 2009, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the three months ended February 28, 2009 and February 29, 2008 as follows:
	2009	2008
"Normally expected" income tax benefit	$351,200	$6,800
State income taxes net of federal benefit	41,300	800
Valuation allowance	(392,500)	(7,600)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $1,739,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.

5	STOCKHOLDERS’ EQUITY

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  At February 28, 2009 and August 31, 2008, 19,114,731 and 17,267,731 shares were issued and outstanding, respectively.

At this same time, the Company was authorized to issue 10,000,000 shares of its $0.00001 preferred stock.  In December 2007 the Company issued 100,000 shares of its preferred stock for $1,000.

During fiscal 2008 and September 2008, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  Included in these agreements was the payment of $85,000 in cash, which has been paid.  In addition, an aggregate of 3,965,000 shares of the Company’s common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company’s common stock.  During fiscal 2009, contracts with a total value of $566,300 were issued which included issuance of 1,827,000 shares of common stock and cash of $40,900 to be paid.  The agreements cover periods ranging from 3 months to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements.  The Company has determined the total cost of the agreements to approximate $1,629,075.  As of February 28, 2009, the un-amortized portion of these agreements amounts to approximately $289,005 and is included as a reduction of stockholders equity in the accompanying financial statements.

6	RELATED PARTY TRANSACTIONS

Stock subscription receivable - On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company’s $0.00001 par value common shares for $0.02 per share.  The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase.  The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.  Payments of $14,400 have been received by the Company and at February 28, 2009 the Company is owed $72,766, including accrued interest.

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

The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently represent approximately 10,000 acres of property located in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt County Wyoming.  The Company also holds leases for the uranium rights on approximately 3,500 acres in Wyoming.  The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has completed several transactions wherein the Company sold the lease rights and retained a royalty interest.  No exploration activities have yet taken place.

During fiscal 2008, we prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well is in process of being re-completed.  We have plans to continue to participate in additional drilling prospects as funding becomes available.

We have had only nominal revenues since inception.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our current assets at February 28, 2009, consist of our cash balance of $153,339 and accounts receivable of $26,267.  Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs.

We anticipate requiring substantial capital for investments in energy leases and oil and gas drilling prospects and our operating costs have increased for consultants finding prospects.  There can be no assurance that we will be able to continue to find sufficient funding to support our current business plan.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

We sold leases covering 1,989 acres, with a cost of $1,989, for $26,267 in February 2009 and retained a 3% overriding royalty interest.  We had no revenues during the three month period in fiscal 2008.

Non-cash compensation amounted to $436,110 in fiscal 2009 as compared to none in fiscal 2008.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

During the three-month period in fiscal 2009, selling, general and administrative expenses amounted to $80,743 as compared to $10,697 in the year earlier period.  Increases are primarily due to the increase in cash consulting fees and higher office expenses.

During the three-month period in fiscal 2009, we recognized a loss of $9,713 from commodities trading, recognized interest expense of $3,875 and recorded interest income in the amount of $1,763 ($826 from a related party).

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

During the six-month period in fiscal 2009 we had total revenues of $30,956 as compared to $5,626 in the comparable fiscal 2008 period.  During the fiscal 2009 period, $30,267 of our revenues were from leases sales and $689 was from our initial oil production.  Our fiscal 2008 period revenues were all from lease sales.

Non-cash compensation amounted to $917,094 in fiscal 2009 as compared to none in fiscal 2008.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

During the fiscal 2009 period, selling, general and administrative expenses amounted to $109,771 as compared to $25,139 in the year earlier period.  Increases are primarily due to the increase in cash consulting fees, increases in professional fees associated with public filing requirements and higher office expenses.

During the fiscal 2009 period, we recognized a loss of $27,737 from commodities trading, recognized interest expense of $8,375 and recorded interest income in the amount of $4,108 ($1,674 from a related party).

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

1 (a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended February 28, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended February 28, 2009, the Company issued 827,000 shares of its common stock, valued at $206,300, including cash requirements of $40,900, for a consulting services agreement.

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

ROYAL ENERGY RESOURCES, INC.

Date: April 14, 2009	By:	/s/ Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer