Form 10-Q
period 2009-05-31
Royal Energy Resources, Inc.
filed 2009-07-13
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009

File No. 000-52547

Royal Energy Resources, Inc.
 (Name of small business issuer in our charter)

Delaware	11-3480036
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

256-260 Broadway, Suite 309, Brooklyn, NY  11211
(Address of principal executive offices) (Zip Code)

Registrant's telephone number:  800-620-3029

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,238,731 shares of common stock outstanding as of June 30, 2009.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheet
May 31, 2009 (unaudited) and August 31, 2008

	May 31,	August 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$78,072	$343,739
Accounts receivable	726	-
Total current assets	78,798	343,739
Investment in oil and gas properties, net	86,386	63,097
Other assets
Prepaid drilling costs	52,549	55,914
Investment in oil and gas leases	35,160	33,872
Investment in uranium properties	4,329	3,379
Deposits	1,040	440
Total other assets	93,078	93,605
Total assets	$258,262	$500,441

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,500	$53,343
Note payable	90,000	140,000
Total current liabilities	93,500	193,343

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 at November 30, 2008 and at August 31, 2008, issued and outstanding, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000 shares; 19,238,731 and 17,267,731 shares issued and outstanding at February 28, 2009 and August 31, 2008, respectively	192	173
Additional paid-in capital	2,279,999	1,724,978
Deferred option and stock compensation	(59,960)	(680,699)
Common stock subscription receivable	(73,610)	(72,092)
Deficit accumulated during the development stage	(1,981,860)	(665,263)
Total stockholders' equity	164,762	307,098
Total liabilities and stockholders' equity	$258,262	$500,441

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended May 31, 2009 and 2008
(Unaudited)

	2009	2008

Sale of oil and gas leases	$-	$-
Oil and gas production	1,810	-
Total revenues	1,810	-
Cost of sales	1,623	-
Gross profit	187	-
Costs and expenses:

Non-cash compensation	235,995	95,892
Other selling, general and administrative expense	48,125	20,814
Total costs and expenses	284,120	116,706
Loss from operations	(283,933)	(116,706)
Other expenses (income):
Loss on comodities trading	(2,568)	-
Loss on disposition of condominium	-	15,000
Interest income	(419)	-
Interest income - related party	(844)	-
Interest expense	3,500	3,500
	(331)	18,500
Loss before income taxes	(283,602)	(135,206)
Provision for income taxes	-	-
Net loss	$(283,602)	$(135,206)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	19,136,296	15,957,778

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Nine Months Ended May 31, 2009 and 2008 and
from inception (July 22, 2005) through May 31, 2009
(Unaudited)

			Inception
			(July 22, 2005)
			Through
	Nine Months Ended May 31,		May 31,
	2009	2008	2009

Sale of oil and gas leases	$30,267	$5,626	$47,975
Oil and gas production	2,499	-	2,499
Total revenues	32,766	5,626	50,474
Cost of sales	6,706	449	8,735
Gross profit	26,060	5,177	41,739
Costs and expenses:

Non-cash compensation	1,137,072	95,892	1,475,619
Other selling, general and administrative expense	173,913	45,953	468,948
Total costs and expenses	1,310,985	141,845	1,944,567
Loss from operations	(1,284,925)	(136,668)	(1,902,828)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	15,000	15,000
Loss on commodities trading	25,168	-	25,168
Interest income	(2,853)	-	(4,336)
Interest income – related party	(2,518)	-	(6,419)
Interest expense	11,875	3,500	20,625
	31,672	18,500	50,038
Loss before income taxes	(1,316,597)	(155,168)	(1,952,866)
Provision for income taxes	-	-	-
Net loss	$(1,316,597)	$(155,168)	$(1,952,866)

Net loss per share, basic and diluted	$(0.07)	$(0.01)	$(0.16)

Weighted average shares outstanding, basic and diluted	18,707,475	14,590,611	12,315,636

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through May 31, 2009

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	5,930,300	59	22,426
Sale of common stock for cash	-	-	320,000	3	31,997
Common stock issued for real estate investment	-	-	1,900,000	19	189,981
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance August 31, 2005	-	-	8,150,300	81	250,964
Sale of common stock for cash	-	-	1,086,667	11	120,489
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	9,236,967	93	371,452
Sale of common stock	-	-	4,670,060	46	161,614
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	13,907,027	139	533,066
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	2,295,704	23	413,149
Common stock issued for consulting contracts	-	-	2,965,000	30	977,745
Cash portion of consulting contracts	-	-	-	-	-
Rescission of real estate purchase	-	-	(1,900,000)	(19)	(199,981)
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	17,267,731	173	1,724,978
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock issued for consulting contracts	-	-	1,951,000	19	551,421
Cash portion of consulting contracts	-	-	-	-	-
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Common stock sold for cash	-	-	20,000	-	3,600
Net loss	-	-	-	-	-
Balance, May 31, 2009	100,000	$1	19,238,731	$192	$2,279,999

(Continued)
See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through May 31, 2009

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(93,530)	(93,530)
Balance, August 31, 2007	(81,590)	-	(28,995)	(182,094)	240,526
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate purchase	-	-	-	-	(200,000)
Amortization of prepaid consulting contracts:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(454,174)	(454,174)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(636,268)	307,098
Stock subscription receivable:
Payments received	1,000	-	-	-	1,000
Interest accrued	(2,518)	-	-	-	(2,518)
Common stock issued for consulting contracts	-	(551,440)	-	-	-
Cash portion of consulting contracts	-	(40,900)	-	-	(40,900)
Amortization of prepaid consulting contracts:
Non-cash portion	-	1,137,072	-	-	1,137,072
Cash portion	-	76,007	-	-	76,007
Common stock sold for cash	-	-	-	-	3,600
Net loss	-	-	-	(1,316,597)	(1,316,597)
Balance, May 31, 2009	$(73,610)	$(59,960)	$(28,995)	$(1,952,865)	$164,762

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Nine Months Ended May 31, 2009 and 2008, and
from inception (July 22, 2005) through May 31, 2009
(Unaudited)

			From inception
			July 22, 2005
			through
	Nine months ended May 31,		May 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(1,316,597)	$(155,168)	$(1,952,865)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	783	-	783
Value of common shares issued for services	1,137,072	95,892	1,475,619
Loss on rescission of condominium purchase	-	15,000	15,000
Interest accrued on stock subscription	(2,518)	-	(6,420)
Change in other assets and liablities:
Accounts receivable	(726)	-	(726)
Prepaid expenses and other assets	34,507	(700)	(21,847)
Accounts payable	(49,843)	(7,900)	(51,971)
Net cash used in operations	(197,322)	(52,876)	(542,427)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Investment in oil and gas drilling prospects	(20,707)	(75,673)	(83,804)
Investment in oil and gas leases	(1,288)	4,538	(35,160)
Investment in uranium properties	(950)	(3,379)	(4,329)
Net cash used in investing activities	(22,945)	(74,514)	(134,293)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	1,000	10,400	14,400
Loan proceeds (repayment)	(50,000)	140,000	90,000
Proceeds from sale of common stock	3,600	309,012	649,342
Proceeds from sale of preferred stock	-	1,000	1,000
Net cash provided by financing activities	(45,400)	460,412	754,792

Net increase (decrease) in cash and cash equivalents	(265,667)	333,022	78,072
Cash and cash equivalents, beginning of period	343,739	7,611	-
Cash and cash equivalents, end of period	$78,072	$340,633	$78,072

Supplemental cash flow information
Cash paid for interest	$11,875	$-	$20,625
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	200,000	200,000

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

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest.  During the last half of fiscal 2008, the Company invested in three oil & gas drilling prospects in Washington County, Oklahoma, and has advanced additional funds to participate in three re-works during the current quarter.  Two wells began initial sales in November 2008 and a third well will be re-completed.

On July 22, 2005, the Company began selling its common stock to obtain the funds necessary to begin implementation of its new business plan. The primary objective of the new business plan was to acquire, make necessary renovations and resell both residential and commercial real estate. The Company expected to acquire real estate using cash, mortgage financing or its common stock, or any combination thereof, and anticipated that the majority of the properties acquired would be in the New York City area. The Company rescinded the purchase of the real estate property it had previously acquired during the quarter ended May 31, 2008 and currently is limiting any potential real estate acquisitions to Eastern European countries, due to the current real estate environment in the United States.

Webmarketing attempted to establish a web-based marketing business for health care products from its inception in 1999 until 2001. However, the Company did not establish any revenues and discontinued these operations in 2001.

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2009. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $1981,860 ($28,995 in a prior development stage) through May 31, 2009, and incurred losses of $1,316,597 for the nine months then ended.

The Company ceased its plans to begin a web-based marketing business for health-care products in 2001 and all operations were discontinued. In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment.   Subsequently, the Company continued to sell its common stock to raise capital to continue operations.  In the previous fiscal year, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects.  The Company borrowed $140,000 ($90,000 balance at May 31, 2009) with a note payable and raised $413,172 from the sale of its common stock during fiscal 2008.  However, energy prices are currently much lower and the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had no capitalized costs related to unevaluated properties at May 31, 2009.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  All capitalized costs were included in the amortization base as of May 31, 2009.  Amortization in the amount of $783 was recorded during the nine months ended May 31, 2009, based on initial production.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.  Reserve estimates used in determining estimated future net revenues have been prepared by a consultant to the Company.

In accordance with the impairment provisions of Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments have been recorded as of May 31, 2009.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At May 31, 2009 and August 31, 2008, there were no natural gas imbalances.

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

Oil and natural gas reserve estimates

The Company prepared its oil and natural gas reserves with the assistance of a consultant.  Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity.  Consistent with SEC requirements, we have based our present value of proved reserves on spot prices on the date of the estimate.  The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation.  Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded.  Actual results could differ materially from these estimates.

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

Earnings (loss) per common share

Earnings (loss) per common share are calculated under the provisions of SFAS 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS 128 requires RER to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At May 31, 2009 and 2008, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

SFAS 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At May 31, 2009 and August 31, 2008, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

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

LEASES

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 10,000 acres and 12,000 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of May 31, 2009 and August 31, 2008, respectively.  In addition, the Company holds the lease for uranium rights on approximately 3,500 acres in Wyoming as of May 31, 2009 and August 31, 2008, respectively.

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

Oil and gas property costs are as follows at May 31, 2009 and August 31, 2008:

	May 31,	August 31,
	2009	2008

Leasehold cost	$4,933	$4,933
Intangible development cost	49,883	40,932
Lease equipment	32,353	17,232
Total	87,169	63,097
Accumulated depreciation and depletion	(783)	-
	$86,386	$63,097

Prepaid drilling cost includes a balance of $52,549 and $55,914 in prepaid costs for the initial three wells in Washington County, Oklahoma and three additional wells to be re-worked as of May 31, 2009 and August 31, 2008, respectively.

3	NOTE PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which has been extended to September 5, 2009.  The loan has a balance of $90,000 at May 31, 2009.

4	INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through May 31, 2009, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the nine months ended May 31, 2009 and 2008 as follows:

	2009	2008

"Normally expected" income tax benefit	$447,600	$52,800
State income taxes net of federal benefit	52,700	6,200
Valuation allowance	(500,300)	(59,000)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $2,023,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.

5	STOCKHOLDERS’ EQUITY

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  At May 31, 2009 and August 31, 2008, 19,238,731 and 17,267,731 shares were issued and outstanding, respectively.

At this same time, the Company was authorized to issue 10,000,000 shares of its $0.00001 preferred stock.  In December 2007 the Company issued 100,000 shares of its preferred stock for $1,000.

During fiscal 2008 and September 2008, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  Included in these agreements was the payment of $85,000 in cash, which has been paid.  In addition, an aggregate of 3,965,000 shares of the Company’s common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company’s common stock.  During fiscal 2009, contracts with a total value of $668,340 were issued which included issuance of 2,426,000 shares of common stock and cash of $40,900 to be paid.  The agreements cover periods ranging from 1 to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements.  The Company has determined the total cost of the agreements is approximately $1,655,115.  As of May 31, 2009, the un-amortized portion of these agreements amounts to approximately $59,960 and is included as a reduction of stockholders equity in the accompanying financial statements.

6	RELATED PARTY TRANSACTIONS

Stock subscription receivable - On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company’s $0.00001 par value common shares for $0.02 per share.  The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase.  The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.  Payments of $14,400 have been received by the Company and at May 31, 2009 the Company is owed $73,610, including accrued interest.

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

The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently represent approximately 10,000 acres of property located in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt County Wyoming.  The Company also holds leases for the uranium rights on approximately 3,500 acres in Wyoming.  The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has completed several transactions wherein the Company sold the lease rights and retained a royalty interest.  No exploration activities have yet taken place.  The Company had sales of $30,267 and $5,626 during the nine months ended May 31, 2009 and 2008, respectively.

During fiscal 2008, we prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well is in process of being re-completed.  An additional $30,000 was advanced to participate in three additional workover prospects during March 2009.

We have had only nominal revenues since inception.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our current assets at May 31, 2009, consist of our cash balance of $78,072 and accounts receivable of $726.  Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs.

We anticipate requiring substantial capital for investments in energy leases and oil and gas drilling prospects and our operating costs have increased for consultants finding prospects.  There can be no assurance that we will be able to continue to find sufficient funding to support our current business plan.

COMPARISON OF THREE MONTHS ENDED MAY 31, 2009 AND 2008

We sold leases covering 1,989 acres, with a cost of $1,989, for $26,267 in February 2009 and retained a 3% overriding royalty interest.  We collected the proceeds during March 2009.  We had no revenues during the three month period in fiscal 2008.

Non-cash compensation amounted to $235,995 in fiscal 2009 as compared to $95,892 in fiscal 2008.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

During the three-month period in fiscal 2009, selling, general and administrative expenses amounted to $48,125 as compared to $20,814 in the year earlier period.  Increases are primarily due to the increase in cash consulting fees and higher office expenses.

During the three-month period in fiscal 2009, we recognized a gain of $2,568 from commodities trading, recognized interest expense of $3,500 and recorded interest income in the amount of $1,263 ($844 from a related party).  During the same period in 2008, we recognized a loss on disposition of a condominium of $15,000 and had interest expense of $3,500.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2009 AND 2008

During the nine-month period in fiscal 2009 we had total revenues of $32,766 as compared to $5,626 in the comparable fiscal 2008 period.  During the fiscal 2009 period, $30,267 of our revenues were from leases sales and $2,499 was from our initial oil production.  Our fiscal 2008 period revenues were all from lease sales.

Non-cash compensation amounted to $1,137,072 in fiscal 2009 as compared to $95,892 in fiscal 2008.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

During the fiscal 2009 period, selling, general and administrative expenses amounted to $173,913 as compared to $45,953 in the year earlier period.  Increases are primarily due to the increase in cash consulting fees ($101,537), increases in professional fees associated with public filing requirements ($10,984) and higher rent and office expenses ($21,258).

During the fiscal 2009 period, we recognized a loss of $25,168 from commodities trading, recognized interest expense of $11,875 and recorded interest income in the amount of $5,371 ($2,518 from a related party).  During the same period in 2008, we recognized a loss on disposition of a condominium of $15,000 and had interest expense of $3,500.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

1  (a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2009.  Based on that review and evaluation, which included inquiries made to certain consultants of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended May 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2009, the Company issued 124,000 shares of its common stock, valued at $26,040 to extend a consulting service agreement and a loan extension agreement.

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

Date: July 10, 2009

	By: /s/	Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer