Form 10-K/A
period 2008-08-31
Royal Energy Resources, Inc.
filed 2009-12-07
CIK 1102392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

Commission File Number 000-52547

ROYAL ENERGY RESOURCES, INC.
(Exact name of small business issuer in its charter)

Delaware	11-3480036
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

543 Bedford Avenue, #176
Brooklyn, NY	11211
(Address of Principal Executive Office)	(Zip Code)

Issuer’s telephone number (800) 620-3029

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

 COMMON STOCK, $0.00001 PAR VALUE
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the shares of our common stock, par value $0.00001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $441,124.

As of October 31, 2008, the registrant had outstanding 18,287,731 shares of its common stock, par value of $0.00001 and 100,000 shares of its preferred stock, par value $0.00001.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

EXPLANATORY NOTE

We filed our  Annual Report on Form 10-K for the year ended August 31, 2008 on November 20, 2008 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to:

•	correct our commission file number ;
•	include our non-producing mineral interests in our full cost pool since we adopted the full cost accounting method in 2007 (see Note 11 for related details);
•	modify our disclosure concerning the commencement date of our current development stage on pages 6, 17 and 27;
•	modify our disclosure concerning our non-producing mineral interests in Notes 3 and 10;
•	modify our disclosure concerning income taxes in Note 5; and
•	Include currently dated Exhibits 31.1 and 32.1.

This Amendment is being filed in response to comments we received from the staff of the Division of Corporate Finance of The Securities and Exchange Commission (the "SEC") in connection with the staff's review of the Original Report.  We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph.  Also, this Amendment does not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

ROYAL ENERGY RESOURCES, INC.

TABLE OF CONTENTS

FORM 10-K

Part I

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

PART I

ITEM 1:              BUSINESS

ORGANIZATION

Royal Energy Resources, Inc. (“RER” or the “Company”) was originally organized in Delaware on March 22, 1999, with the name Webmarketing, Inc. (“Webmarketing”).  On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.

On November 5, 2007, the Company filed its Definitive Information Statement on Schedule 14C to report the following corporate actions:

1.
To approve an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized capital to 110,000,000 shares comprising 100,000,000 shares of common stock par value $0.00001 per share and 10,000,000 shares of preferred stock par value $0.00001 per share;

2.	To specifically delineate the rights of the holders of common stock $0.00001 par value with respect to dividends, liquidation and voting rights;
3.
To confirm the right of the Company’s board of directors to designate and issue from time to time, in one or more series, shares of preferred stock par value $0.00001 per share subject to such designations and powers, preferences and rights, and qualifications, limitations and restrictions thereof hereinafter adopted by the Company’s board of directors;

4.
To specifically delineate the right of the Company’s board of directors to issue shares of common and preferred stock for such consideration as may be determined by the Company’s board of directors (but not less than par value) and to issue rights or options to acquire such shares on terms and conditions to be determined by the Company’s board of directors; and

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

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual who originally transferred the property in exchange for 1,900,000 shares of the Company’s common stock.  The original value of the real estate was $215,000 and upon the rescission was valued at $200,000.  The Company has recorded a loss of $15,000 on this transaction during the period, upon transferring the real estate to the original seller and canceling the 1,900,000 shares.

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

RER was organized in 1999 and attempted to start a web-based marketing business for health-care products.  The health-care products business had no revenue and was discontinued in 2001 and the Company remained inactive until July 22, 2005 when it commenced its real estate business.  Accordingly, the current development stage has a commencement date of July 22, 2005 and all prior losses of $28,995 have been transferred to accumulated deficit.

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

REAL ESTATE
The first competitive consideration is to locate real estate for purchase that is within the Company’s pricing limitations and is considered to be priced right for the market in that particular area.  The competition for real estate is intense, and includes firms as small as one person working out of their home to multi-national conglomerates.

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

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

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

ITEM 1A:           RISK FACTORS

Not applicable.

ITEM 2:              PROPERTIES

OIL AND GAS
The Company’s oil and gas business includes direct participation in oil and gas prospects and buying and selling both oil and gas and uranium leases, as discussed below.  As of August 31, 2008, we had prepaid the estimated drilling and completion costs for a 25% interest in three properties in Washington County, Oklahoma.  One of the wells was completed in September 2008 and a second well was completed in October 2008.  The third well will commence completion in November 2008.

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

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of August 31, 2008.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 10 to our financial statements included herein.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	3,833	3,833	-
Gas (MCF)	12,773	12,773	-
BOE (1)	5,962	5,962	-
Pre-tax future net revenue (2)	$384,370	$384,370	$-
Pre-tax 10% present value (2)	180,180	180,180	-
Standardized measure of discounted future net cash flows (2)(3)	$180,180	$180,180	$-

(1)
Gas reserves are converted to barrels of oil equivalent (“BOE”) at the rate of six MCF per BBL of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices.

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

The present value of after-tax future net revenues discounted at 10% per annum (“standardized measure”) was $180,180 at the end of August 2008.  The standardized measure did not include discounted future income taxes since the net operating loss carryforward exceeded the future net revenues.  The present value of our pre-tax future net revenue (“pre-tax 10% present value”) was therefore also $180,180.  We believe the pre-tax 10% present value assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies.  The after-tax standardized measure is dependent on the unique tax situation of each individual company, while the pre-tax 10% present value is based on prices and discount factors, which are more consistent from company to company.  We also understand that securities analysts use the pre-tax 10% present value measure in similar ways.

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

Development Well Activity

Wells Drilling at
August 31, 2008		Net Wells Completed (2)
Gross (1)	Net (2)	Productive	Dry

2.00	0.50	-	-

(1)	Gross wells are the sum of all wells in which we own an interest.
(2)	Net wells are gross wells multiplied by our fractional working interests therein.

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

UNDEVLOPED LEASEHOLD NOT BEING AMORTIZED
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

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual from whom we originally acquired the property in exchange for 1,900,000 shares of the Company’s common stock.  The original value of the real estate was $215,000 and upon the rescission was valued at $200,000.  The Company has recorded a loss of $15,000 on this transaction during the period.

OTHER
The Company began leasing its corporate office effective September 1, 2008, for a period of two years at a monthly rental of $600.

ITEM 3:              LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

ITEM 4:              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) MARKET INFORMATION

Our $0.00001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers (“NASD”) Over-The Counter Bulletin Board (“OTCBB”) under the symbol “ROYE.OB.”  Until we began trading on September 5, 2007, there was no public market for our common stock.  Previously we traded under the symbol WRLM.OB.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB since we began trading on September 5, 2007.  The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period	High	Low

2008
Quarter ended August 31, 2008	$0.45	$0.36
Quarter ended May 31, 2008	$0.40	$0.16
Quarter ended February 29, 2008	$0.16	$0.14
Quarter ended November 30, 2007	$1.01	$0.10

The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

PENNY STOCK CONSIDERATIONS

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor.  In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

(b) HOLDERS

There are 110 shareholders of record of the Company’s common stock at October 31, 2008.

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

The following table summarizes certain information as of August 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available
Plan category	warrants and rights	options, warrants and rights	for future issuance

Equity compensation plans approved by security holders:
2008 Plan	-		4,000,000
	-		4,000,000

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.

ITEM 6:            SELECTED FINANCIAL DATA

 Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the matters set forth in this statement.

Non-cash compensation
During 2008 the Company entered into various consulting and financial services agreements as well as a new loan agreement.  Included in these agreements was the payment of $85,000 in cash, of which $37,300 was paid as of August 31, 2008.  In addition, an aggregate of 2,965,000 shares of the Company’s common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company’s common stock.  The agreements cover periods ranging from 8.5 months to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements.  The Company has determined the total cost of the agreements to approximate $1,062,775.  As of August 31, 2008, the un-amortized portion of these agreements amounts to approximately $680,699 and is included as a reduction of stockholders equity in the accompanying financial statements.

Other selling, general and administrative expense (“SG&A”)
SG&A increased to $110,658 from $95,813.  The 15% increase consisted primarily of increased costs associated with corporate filings and associated professional fees.

Other expense (income):
The Company recognized a loss of $15,000 upon rescission of its real estate purchase as described in Note 2.  In addition the Company incurred $8,750 in interest expense on its note payable and earned $1,483 in interest income on its cash balance.

GOING CONCERN FACTORS—LIQUIDITY

We are a development stage company.  We have not previously been in the energy business or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2009. The Company, has accumulated a net loss of $681,084 through August 31, 2008, ($28,995 in an earlier development stage business and $652,089 in the current development stage) and incurred losses of $467,712 for the year then ended.

RER was organized in 1999 and attempted to start a web-based marketing business for health-care products.  The health-care products business had no revenue and was discontinued in 2001 and the Company remained inactive until July 22, 2005 when it commenced its real estate business.  Accordingly, the current development stage has a commencement date of July 22, 2005 and all prior losses of $28,995 have been transferred to accumulated deficit.

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

NEW ACCOUNTING STANDARDS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  See Note 1 to the financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition our most critical accounting policies are discussed below.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

REVENUE RECOGNITION – We have derived our revenue from sale of mineral interests and in the future will predominately derive our revenue from the sale of produced crude oil and natural gas.  Revenue is recorded in the month the product is delivered to the purchaser.  We receive payment from one to three months after delivery.  At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive.  Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, the differences should be insignificant.

FULL COST METHOD OF ACCOUNTING – We account for our oil and natural gas operations using the full cost method of accounting.  Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized.  Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells.  Drilling costs include directly related overhead costs.  All of our properties are currently located within the continental United States.

OIL AND NATURAL GAS RESERVE QUANTITIES – Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties.  Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions.  Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB.  The accuracy of our reserve estimates is a function of:
•	The quality and quantity of available data;
•	The accuracy of various mandated economic assumptions; and
•	The judgments of the person preparing the estimates.

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

IMPAIRMENT OF OIL AND NATURAL GAS PROPERTIES – We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred. Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
	Total	Year 1	Year 2

Office lease	$14,400	$7,200	$7,200

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Royal Energy Resources, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2008 and 2007 and the period from inception (July 22, 2005) through August 31, 2008, is set forth as follows:

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm:
Paritz & Company, P.A.	21
Balance Sheet	23
Statements of Operations	24
Statements of Stockholders’ Deficit	25
Statements of Cash Flows	27
Notes to Financial Statements	28-44

REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

Board of Directors
Royal Energy Resources, Inc.
(formerly World Marketing, Inc.)
(a development stage company)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2008 and 2007 and the related statements of operations and cash flows for the years ended August 31, 2008 and 2007 and the period from inception (July 22, 2005) through August 31, 2008 and the statement of stockholders’ equity for the years ended August 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 11, “Restatement of Financial Statements”, the Company has restated previously issued financial statements as of August 31, 2008 and 2007 and for the years then ended and from inception (July 22, 2005) through August 31, 2008.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
November 13, 2008 except for the restatement discussed in Note 11 to the financial statements as to which the date is September 24, 2009

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
August 31, 2008 and 2007

	2008	2007
	(Restated	(Restated
	Note 11)	Note 11)
Assets
Current assets
Cash and cash equivalents	$343,739	$7,611
Total current assets	343,739	7,611
Oil and gas properties, on the full cost method:
Proved properties	63,097	-
Undeveloped leasehold not being amortized	18,051	14,288
	81,148	14,288
Other assets and investments
Prepaid drilling costs	55,914	-
Investment in uranium properties	3,379	1,344
Investment in real estate	-	215,000
Deposits	440	-
Total other assets	59,733	216,344
Total assets	$484,620	$238,243

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$53,343	$-
Note payable	140,000	-
Total current liabilities	193,343	-

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; issued and outstanding - 100,000 shares at August 31, 2008 and no shares at August 31, 2007	1	-
Common stock: $0.00001 par value; authorized 100,000,000 shares; 17,267,731 and 13,907,027 shares issued and outstanding at August 31, 2008 and 2007, respectively	173	139
Additional paid-in capital	1,724,978	533,066
Deferred option and stock compensation	(680,699)	-
Common stock subscription receivable	(72,092)	(81,590)
Deficit accumulated during the development stage	(681,084)	(213,372)
Total stockholders' equity	291,277	238,243
Total liabilities and stockholders' equity	$484,620	$238,243

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
Years Ended August 31, 2008 and 2007 and
from inception (July 22, 2005) through August 31, 2008

			Inception
			(July 22, 2005)
			Through
	Years Ended August 31,		August 31,
	2008	2007	2008
	(Restated	(Restated	(Restated
	Note 11)	Note 11)	Note 11)

Sales	$-	$-	$-
Cost of sales	142	-	142
Gross profit	(142)	-	(142)
Costs and expenses:	#
Non-cash compensation	338,547	-	338,547
Other selling, general and administrative expense	110,658	95,813	295,035
Total costs and expenses	449,205	95,813	633,582
Loss from operations	(449,347)	(95,813)	(633,724)
Other expenses (income):
Loss on disposition by rescission agreement on condominium	15,000	-	15,000
Interest expense	8,750	-	8,750
Interest income from related party	(3,902)	-	(3,902)
Interest income	(1,483)	-	(1,483)
	18,365	-	18,365
Loss before income taxes	(467,712)	(95,813)	(652,089)
Provision for income taxes	-	-	-
Net loss	$(467,712)	$(95,813)	$(652,089)

Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.06)

Weighted average shares outstanding, basic and diluted	14,687,574	9,974,688	10,779,569

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through August 31, 2008

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	5,930,300	59	22,426
Sale of common stock for cash	-	-	320,000	3	31,997
Common stock issued for real estate investment	-	-	1,900,000	19	189,981
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance August 31, 2005	-	-	8,150,300	81	250,964
Sale of common stock for cash	-	-	1,086,667	11	120,489
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	9,236,967	93	371,452
Sale of common stock	-	-	4,670,060	46	161,614
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	13,907,027	139	533,066
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	2,295,704	23	413,149
Common stock issued for consulting contracts	-	-	2,965,000	30	977,745
Cash portion of consulting contracts	-	-	-	-	-
Rescission of real estate purchase	-	-	(1,900,000)	(19)	(199,981)
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	$1	3,360,704	$173	$1,724,978

(Continued)

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through August 31, 2008

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
				(Restated
				Note 11)

Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate purchase	-	-	-	-	(200,000)
Amortization of prepaid consulting contracts:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	$(72,092)	$(680,699)	$(28,995)	$(652,089)	$291,277

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended August 31, 2008 and 2007, and
the period from inception (July 22, 2005) through August 31, 2008

			From inception
			July 22, 2005
			through
	Years Ended August 31,		August 31,
	2008	2007	2008
	(Restated	(Restated	(Restated
	Note 11)	Note 11)	Note 11)

Cash flows from operating activities
Net loss	$(467,712)	$(95,813)	$(652,089)
Adjustment to reconcile net loss to net cash used in operating activities:
Value of common shares issued for services	338,547	-	338,547
Loss on rescission of condominium purchase	15,000	-	15,000
Interest accrued on stock subscription	(3,902)	-	(3,902)
Change in other assets and liablities:
Prepaid expenses and other assets	(56,354)	-	(56,354)
Accounts payable	11,872	-	(2,128)
Net cash used in operations	(162,549)	(95,813)	(360,926)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(81,486)	(12,691)	(97,512)
Proceeds from sales of undeveloped leasehold	14,626	3,082	17,708
Investment in uranium properties	(2,035)	(1,344)	(4,723)
Net cash used in investing activities	(68,895)	(10,953)	(95,527)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	13,400	-	13,400
Loan proceeds	140,000	-	140,000
Proceeds from sale of common stock	413,172	80,070	645,742
Proceeds from sale of preferred stock	1,000	-	1,000
Net cash provided by financing activities	567,572	80,070	800,192

Net increase (decrease) in cash and cash equivalents	336,128	(26,696)	343,739
Cash and cash equivalents, beginning of period	7,611	34,307	-
Cash and cash equivalents, end of period	$343,739	$7,611	$343,739

Supplemental cash flow information
Cash paid for interest	$8,750	$-	$8,750
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	200,000	-	200,000

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

RER was organized in 1999 and attempted to start a web-based marketing business for health-care products.  The health-care products business had no revenue and was discontinued in 2001 and the Company remained inactive until July 22, 2005 when it commenced its real estate business.  Accordingly, the current development stage has a commencement date of July 22, 2005 and all prior losses of $28,995 have been transferred to accumulated deficit.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2009. The Company, has accumulated a net loss of $681,084 through August 31, 2008, ($28,995 in an earlier development stage business and $652,089 in the current development stage) and incurred losses of $467,712 for the year then ended.

RER was organized in 1999 and attempted to start a web-based marketing business for health-care products.  The health-care products business had no revenue and was discontinued in 2001 and the Company remained inactive until July 22, 2005 when it commenced its real estate business.  Accordingly, the current development stage has a commencement date of July 22, 2005 and all prior losses of $28,995 have been transferred to accumulated deficit.

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

Revenue recognition

Revenue from the sale of oil and gas leases is recognized in accordance with the full cost method of accounting.

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

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning September 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning September 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning September 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

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

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual who originally contributed the property in exchange for 1,900,000 shares of the Company’s common stock.  The original value of the real estate was $215,000 and upon the rescission was valued at $200,000.  The Company has recorded a loss of $15,000 on this transaction during the period.

3	INVESTMENT IN ENERGY PROPERTIES

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

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

The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest.  Revenue from these transactions is recorded pursuant to the requirements for full cost accounting.

OIL AND GAS PRODUCING PROPERTIES

During fiscal 2008, the Company prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells were completed in September and October 2008 and the third well will commence completion in November 2008.

Oil and gas property costs are as follows at August 31, 2008 and 2007:

	2008	2007

Leasehold cost	$4,933	$-
Intangible development cost	40,932	-
Lease equipment	17,232	-
Total proved properties	63,097	-
Undeveloped leasehold not being amortized	18,051	14,288
	$81,148	$14,288

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

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the year ended August 31, 2008 and 2007 as follows:

	2008	2007

"Normally expected" income tax benefit	$159,000	$32,600
State income taxes less federal tax benefit	18,700	3,800
Valuation allowance	(177,700)	(36,400)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $706,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.

The Company’s income tax provision was computed based on the federal statutory rate and the average state rates, net of the related federal benefit.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007

Net operating loss carryforward	$271,200	$81,100
Depreciable/depletable property, plant and equipment	(12,400)	-
Valuation allowance	(258,800)	(81,100)
Total	$-	$-

6	STOCKHOLDERS’ EQUITY

Common stock
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

Stock option plan
The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.

Consulting and financial services agreements
During 2008, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  Included in these agreements was the payment of $85,000 in cash, of which $36,000 was paid as of August 31, 2008.  In addition, an aggregate of 2,965,000 shares of the Company’s common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company’s common stock.  The agreements cover periods ranging from 8.5 months to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements.  The Company has determined the total cost of the agreements to approximate $1,062,775.  As of August 31, 2008, the un-amortized portion of these agreements amounts to approximately $680,699 and is included as a reduction of stockholders equity in the accompanying financial statements.

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

The Company entered into an investor relations contract on September 3, 2008, which provides for monthly compensation of $3,000 in cash and 1,000,000 restricted common shares.  The shares were valued at $360,000, the price at which the Company’s common stock last traded before the transaction.  This amount will be amortized over the six month contract period.

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

Costs incurred in oil and natural gas producing activities for the year ended August 31, 2008 and 2007, are summarized as follows:
	2008	2007

Acquisition of proved properties	$-	$-
Acquisition of undeveloped leasehold	18,389	12,691
Development costs	63,097	-
	$81,486	$12,691

Amortization rate per BOE	$12.58	N/A

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows:

	Oil	Natural Gas
Balance, August 31, 2007	-	-
Extensions and discoveries	3,833	12,773
Production	-	-
Balance, August 31, 2008	3,833	12,773

Proved developed reserves:
August 31, 2008	3,833	12,773

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves.  For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using oil and natural gas spot prices as of the end of the period presented.  Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future.  Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at August 31, 2008 is summarized as follows (none at August 31, 2007):

2008

Future cash inflows	$509,780
Future production costs	(125,410)
Future development costs	-
Future income tax expenses	-
Future net cash flows	384,370
10% annual discount for estimated timing of cash flows	(204,190)
Standardized measure of discounted future net cash flows	$180,180

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the year ended August 31, 2008 (none for the year ended August 31, 2007):

2008

Standardized measure of discounted future net cash flows at beginning of period	$-
Changes during the period:
Sales of natural gas produced, net of production costs	-
Net changes in prices and production costs	-
Development costs incurred and revisions	180,180
Sales of reserves in place	-
Purchase of reserves in place	-
Revision of previous quantity estimates	-
Net change	180,180
Standardized measure of discounted future net cash flows at end of period	$180,180

Prices used in computing these calculations of future production of proved reserves were $117.00 per barrel (BBL) of oil and $4.81 per thousand cubic feet (MCF) of natural gas at August 31, 2008.

11	RESTATEMENT

We adopted the full cost method of accounting for our oil and gas exploration and development activities effective with our first acquisition of oil and gas properties in 2007.  Prior to adopting the full cost method of accounting, we had been the successful bidder in United States Government auctions to purchase certain oil and lease rights and had recognized revenue from the sale of leases.  In our original reports for the years ended August 31, 2008 and 2007, we included  sales and cost of sales in the statement of operations that, under the full cost method, should have been recorded as a reduction of the related cost included in the full cost pool.  The following summarizes the effect of the adjustment:

	As Originally
	Reported	Adjustment	As Restated
Year ended August 31, 2007

Balance sheet
Investment in oil and gas leases	$17,915	$(17,915)	$-
Investment in uranium leases	-	1,344	1,344
Oil and gas properties, on the full cost method:
Proved properties	-	-	-
Undeveloped leasehold not being amortized	-	14,288	14,288
		-
Deficit accumulated during development stage	(211,089)	(2,283)	(213,372)

Statements of operations
Sales of oil and gas leases	3,082	(3,082)	-
Cost of sales	799	(799)	-
Net loss	(93,530)	(2,283)	(95,813)
Net loss per share, basic and diluted	$(0.01)	$-	$(0.01)

Statements of cash flows
Net loss	(93,530)	(2,283)	(95,813)
Investment in oil and gas leases	(13,236)	13,236	-
Oil and gas property expenditures	-	(12,691)	(12,691)
Investment in uranium leases	-	(1,344)	(1,344)
Proceeds from sale of undeveloped leasehold	-	3,082	3,082

	As Originally
	Reported	Adjustment	As Restated
Year ended August 31, 2008

Balance sheet
Investment in oil and gas properties, net	$63,097	$(63,097)	$-
Investment in oil and gas leases	33,872	(33,872)	-
Oil and gas properties, on the full cost method:
Proved properties	-	63,097	63,097
Undeveloped leasehold not being amortized	-	18,051	18,051
		-
Deficit accumulated during development stage	(665,263)	(15,821)	(681,084)

Statements of operations
Sales of oil and gas leases	14,626	(14,626)	-
Cost of sales	1,230	(1,088)	142
Net loss	(454,174)	(13,538)	(467,712)
Net loss per share, basic and diluted	$(0.03)	$-	$(0.03)

Statements of cash flows
Net loss	(454,174)	(13,538)	(467,712)
Investment in oil and gas drilling prospects	(63,097)	63,097	-
Investment in oil and gas leases	(17,301)	17,301	-
Oil and gas property expenditures	-	(81,486)	(81,486)
Proceeds from sale of undeveloped leasehold	-	14,626	14,626

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9AT:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2008, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2008, due primarily to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B:	OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act.  If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item 2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction.  The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

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

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, all required reports have been filed when due.

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

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities.  As of October 31, 2008, there were 18,287,731 shares of the Company’s common stock issued and outstanding.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  We believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  There are currently no outstanding convertible securities, warrants, options or other rights.

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

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation
	issued upon exercise of	price of outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in the first column

Equity compensation plans approved by security holders	-		4,000,000

Equity compensation plans not approve by security holders	-		-

Total	-		4,000,000

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.

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

Audit Fees – The aggregate fees billed as of October 31, 2008 and 2007 for professional services rendered by the Company’s accountant was approximately $6,400 and $5,800 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2008 and 2007.

Audit-Related Fees – None.

Tax Fees – None for 2007 or 2006.

All Other Fees – Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2007 or fiscal 2006.

Audit Committee Policies and Procedures – Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees – Not applicable.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of Royal Energy Resources, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Balance Sheets at August 31, 2008 and 2007
•	Consolidated Statements of Operations – For the years ended August 31, 2008 and 2007 and from inception (July 22, 2005) through August 31, 2008
•	Statements of Stockholders’ Equity - For the years ended August 31, 2008 and 2007
•	Statements of Cash Flows – For the years ended August 31, 2008 and 2007 and from inception (July 22, 2005) through August 31, 2008
•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

December 7, 2009	/s/ Jacob Roth
Jacob Roth, President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 7, 2009	/s/ Jacob Roth
Jacob Roth, Director, President, CEO and CFO

December 7, 2009	/s/ Frimet Taub
Frimet Taub, Director