Form 10-Q/A
period 2008-11-30
Royal Energy Resources, Inc.
filed 2009-12-08
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended November 30, 2008 on January 14, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-
Q/A (this "Amendment") to:

•	include our non-producing mineral interests in our full cost pool since we adopted the full cost accounting method (see Note 8 for related details);
•	modify our disclosure concerning the commencement date of our current development stage in Note 1;
•	modify our disclosure concerning our non-producing mineral interests in Note 2;
•	modify our disclosure concerning income taxes in Note 4;
•	updated disclosures in Item 4T; and
•	Include currently dated Exhibits 31 and 32.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheet
November 30, 2008 (unaudited) and August 31, 2008

	November 30,	August 31,
	2008	2008
	(Restated	(Restated
	Note 8)	Note 8)
Assets
Current assets
Cash and cash equivalents	$234,932	$343,739
Total current assets	234,932	343,739
Oil and gas properties, on full cost method:
Proved properties	82,213	63,097
Undeveloped leasehold not being amortized	14,051	18,051
	96,264	81,148
Other assets
Prepaid drilling costs	29,561	55,914
Investment in uranium properties	3,379	3,379
Deposits	1,040	440
Total other assets	33,980	59,733
Total assets	$365,176	$484,620

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,200	$53,343
Note payable	110,000	140,000
Total current liabilities	120,200	193,343

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 at November 30, 2008 and
at August 31, 2008, issued and outstanding, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000 shares;
18,287,731 and 17,267,731 shares issued and outstanding at
November 30, 2008 and August 31, 2008, respectively	183	173
Additional paid-in capital	2,088,567	1,724,978
Deferred option and stock compensation	(559,715)	(680,699)
Common stock subscription receivable	(71,940)	(72,092)
Deficit accumulated during the development stage	(1,212,120)	(681,084)
Total stockholders' equity	244,976	291,277
Total liabilities and stockholders' equity	$365,176	$484,620

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended November 30, 2008 and 2007 and
from inception (July 22, 2005) through November 30, 2008
(Unaudited)

			Inception
			(July 22, 2005)
	Three Months Ended		Through
	November 30,		November 30,
	2008	2007	2008
	(Restated	(Restated	(Restated
	Note 8)	Note 8)	Note 8)

Sales	$-	$-	$-
Oil and gas production	689	-	689
Total revenues	689	-	689
Cost of sales	1,643	-	1,785
Gross profit	(954)	-	(1,096)
Costs and expenses:
Non-cash compensation	480,984	-	819,531
Other selling, general and administrative expense	28,920	14,442	323,955
Total costs and expenses	509,904	14,442	1,143,486
Loss from operations	(510,858)	(14,442)	(1,144,582)
Other expenses (income):
Loss on disposition by rescission agreement
of condominium	-	-	15,000
Loss on comodities trading	18,023	-	18,023
Interest income	(1,497)	-	(2,980)
Interest income - related party	(848)	-	(4,750)
Interest expense	4,500	-	13,250
	20,178	-	38,543
Loss before income taxes	(531,036)	(14,442)	(1,183,125)
Provision for income taxes	-	-	-
Net loss	$(531,036)	$(14,442)	$(1,183,125)

Net loss per share, basic and diluted	$(0.03)	$(0.00)	$(0.10)

Weighted average shares outstanding,
basic and diluted	18,241,797	13,907,027	11,333,002

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Three Months Ended November 30, 2008 and 2007, and
the period from inception (July 22, 2005) through May 31, 2008
(Unaudited)

			From inception
			July 22, 2005
	Three months ended		through
	November 30,		November 30,
	2008	2007	2008
	(Restated	(Restated	(Restated
	Note 8)	Note 8)	Note 8)

Cash flows from operating activities
Net loss	$(531,036)	$(14,442)	$(1,183,125)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and depletion	189	-	189
Value of common shares issued for services	480,984	-	819,531
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(848)	-	(4,750)
Change in other assets and liablities:
Prepaid expenses and other assets	804	2,980	(55,550)
Accounts payable	(37,500)	-	(39,628)
Net cash used in operations	(87,407)	(11,462)	(448,333)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	-	-	(97,512)
Proceeds from sales of undeveloped leasehold	4,000	5,626	21,708
Investment in uranium properties	-	-	(4,723)
Net cash used in investing activities	4,000	5,626	(91,527)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	1,000	5,000	14,400
Loan proceeds (repayment)	(30,000)	-	110,000
Proceeds from sale of common stock	3,600	-	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by financing activities	(25,400)	5,000	774,792

Net increase (decrease) in cash and cash equivalents	(108,807)	(836)	234,932
Cash and cash equivalents, beginning of period	343,739	7,611	-
Cash and cash equivalents, end of period	$234,932	$6,775	$234,932

Supplemental cash flow information
Cash paid for interest	$4,500	$-	$13,250
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission
agreement	-	-	200,000

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2009. The Company has accumulated a net loss of $1,212,120 through November 30, 2008, and incurred losses of $531,036 for the three months then ended.

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

Revenue recognition

Revenue from the sale of oil and gas leases is recognized in accordance with the provisions of the full cost method of accounting.

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

2	INVESTMENT IN ENERGY PROPERTIES

Oil and gas property costs using the full cost method are as follows at November 30, 2008 and August 31, 2008:

	November 30,	August 31,
	2008	2008

Leasehold cost	$4,933	$4,933
Intangible development cost	49,416	40,932
Lease equipment	28,053	17,232
Total	82,402	63,097
Accumulated depreciation and depletion	(189)	-
Total proved properties	82,213	63,097
Undeveloped leasehold not being amortized	14,051	18,051
	$96,264	$81,148

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

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the three months ended November 30, 2008 and 2007 as follows:

	2008	2007

"Normally expected" income tax benefit	$180,600	$4,900
State income taxes net of federal benefit	21,200	600
Valuation allowance	(201,800)	(5,500)
Actual income tax expense	$-	$-

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

7	CONTINGENCIES

The Company has a lease for its corporate office which commences September 1, 2008, for a period of two years at a monthly rental of $600.

8	RESTATEMENT

We adopted the full cost method of accounting for our oil and gas exploration and development activities effective in 2007 when we began oil and gas operations.  Prior to that time we had been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  In our original report for the quarter ended November 30, 2008, we included sales and cost of sales in the statement of operations that, under the full cost method, should have been recorded as a reduction of the related cost included in the full cost pool.  The carryover effect from the periods ended August 31, 2008 is a reduction in undeveloped leasehold not being amortized of $15,821 and a corresponding increase to the deficit accumulated during the development stage of $15,821.  The following summarizes the effect of the adjustment:

	As Originally
	Reported	Adjustment	As Restated
Three months ended November 30, 2008

Balance sheet
Investment in oil and gas properties, net	$82,213	$(82,213)	$-
Investment in oil and gas leases	33,767	(33,767)	-
Oil and gas properties, on the full cost method:
Proved properties	-	82,213	82,213
Undeveloped leasehold not being amortized	-	33,767	14,051
		(3,895)
		(15,821)
Deficit accumulated during development stage	(1,192,404)	(15,821)	(1,212,120)
		(3,895)
Statements of operations
Sales of oil and gas leases	4,000	(4,000)	-
Cost of sales	1,748	(105)	1,643
Net loss	(527,141)	(3,895)	(531,036)
Net loss per share, basic and diluted	$(0.03)	$-	$(0.03)

Statements of cash flows
Net loss	(527,141)	(3,895)	(531,036)
Investment in oil and gas leases	105	(105)	-
Proceeds from sale of undeveloped leasehold	-	4,000	4,000

	As Originally
	Reported	Adjustment	As Restated
Three months ended November 30, 2007

Statements of operations
Sales of oil and gas leases	5,626	(5,626)	-
Cost of sales	449	(449)	-
Net loss	(9,265)	(5,177)	(14,442)
Net loss per share, basic and diluted	$-	$-	$-

Statements of cash flows
Net loss	(9,265)	(5,177)	(14,442)
Investment in oil and gas leases	3,429	(3,429)	-
Proceeds from sale of undeveloped leasehold	-	5,626	5,626
Prepaid expenses and other assets	-	2,980	2,980

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

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

During the three-month period ended November 30, 2008 we had total revenues of $689 as compared to none in the comparable 2007 period.  During the 2008 period, our revenues were from our initial oil production.
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

1    (a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, primarily due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended November 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: December 7, 2009

	By: /s/	Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer