Form 10-Q/A
period 2009-02-28
Royal Energy Resources, Inc.
filed 2009-12-08
CIK 1102392

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

EXPLANATORY NOTE

We filed our  Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 on April 14, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-
Q/A (this "Amendment") to:

•	include our non-producing mineral interests in our full cost pool since we adopted the full cost accounting method (see Note 8 for related details);
•	modify our disclosure concerning the commencement date of our current development stage in Note 1;
•	modify our disclosure concerning our non-producing mineral interests in Note 2;
•	modify our disclosure concerning income taxes in Note 4;
•	update disclosures in Item 4T; and
•	include currently dated Exhibits 31 and 32.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K/A dated August 31, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheet
February 28, 2009 (unaudited) and August 31, 2008

	February 28,	August 31,
	2009	2008
	(Restated	(Restated
	Note 8)	Note 8)
Assets
Current assets
Cash and cash equivalents	$153,339	$343,739
Accounts receivable	26,267	-
Total current assets	179,606	343,739
Oil and gas properties, on full cost method:
Proved properties	74,840	63,097
Undeveloped leasehold not being amortized	-	18,051
	74,840	81,148
Other assets
Prepaid drilling costs	25,313	55,914
Investment in uranium properties	4,329	3,379
Deposits	1,040	440
Total other assets	30,682	59,733
Total assets	$285,128	$484,620

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$35,000	$53,343
Note payable	100,000	140,000
Total current liabilities	135,000	193,343

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 at November 30, 2008 and at August 31, 2008, issued and outstanding, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000 shares; 19,114,731 and 17,267,731 shares issued and outstanding at February 28, 2009 and August 31, 2008, respectively	191	173
Additional paid-in capital	2,253,960	1,724,978
Deferred option and stock compensation	(289,005)	(680,699)
Common stock subscription receivable	(72,766)	(72,092)
Deficit accumulated during the development stage	(1,742,253)	(681,084)
Total stockholders' equity	150,128	291,277
Total liabilities and stockholders' equity	$285,128	$484,620

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended February 28, 2009 and February 29, 2008
(Unaudited)

	2009	2008
	(Restated	(Restated
	Note 8)	Note 8)

Lease sales before adopting the full cost method	$-	$-
Oil and gas production	-	-
Total revenues	-	-
Cost of sales	1,346	-
Gross profit	(1,346)	-
Costs and expenses:
Non-cash compensation	436,110	-
Other selling, general and administrative expense	80,743	10,697
Total costs and expenses	516,853	10,697
Loss from operations	(518,199)	(10,697)
Other expenses (income):
Loss on comodities trading	9,713	-
Interest income	(937)	-
Interest income - related party	(826)	-
Interest expense	3,875	-
	11,825	-
Loss before income taxes	(530,024)	(10,697)
Provision for income taxes	-	-
Net loss	$(530,024)	$(10,697)

Net loss per share, basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding,
basic and diluted	18,739,975	13,907,027

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Six Months Ended February 28, 2009 and February 29, 2008 and
from inception (July 22, 2005) through February 28, 2009
(Unaudited)

			Inception
			(July 22, 2005)
	Six Months Ended		Through
	February 28,	February 29,	February 28,
	2009	2008	2009
	(Restated	(Restated	(Restated
	Note 8)	Note 8)	Note 8)

Sale of oil and gas leases	$-	$-	$-
Oil and gas production	689	-	689
Total revenues	689	-	689
Cost of sales	2,989	-	3,131
Gross profit	(2,300)	-	(2,442)
Costs and expenses:
Non-cash compensation	917,094	-	1,255,641
Other selling, general and administrative expense	109,771	25,139	404,806
Total costs and expenses	1,026,865	25,139	1,660,447
Loss from operations	(1,029,165)	(25,139)	(1,662,889)
Other expenses (income):
Loss on disposition by rescission agreement
of condominium	-	-	15,000
Loss on comodities trading	27,737	-	27,737
Interest income	(2,434)	-	(3,917)
Interest income - related party	(1,674)	-	(5,576)
Interest expense	8,375	-	17,125
	32,004	-	50,369
Loss before income taxes	(1,061,169)	(25,139)	(1,713,258)
Provision for income taxes	-	-	-
Net loss	$(1,061,169)	$(25,139)	$(1,713,258)

Net loss per share, basic and diluted	$(0.06)	$(0.00)	$(0.14)

Weighted average shares outstanding,
basic and diluted	18,489,510	13,907,027	11,839,174

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Six Months Ended February 28, 2009 and February 29, 2008, and
from inception (July 22, 2005) through February 28, 2009
(Unaudited)

			From inception
			July 22, 2005
	Six months ended		through
	February 28,	February 29,	February 28,
	2009	2008	2009
	(Restated	(Restated	(Restated
	Note 8)	Note 8)	Note 8)

Cash flows from operating activities
Net loss	$(1,061,169)	$(25,139)	$(1,713,258)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	189	-	189
Value of common shares issued for services	917,094	-	1,255,641
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(1,674)	-	(5,576)
Change in other assets and liablities:
Accounts receivable	(26,267)	-	(26,267)
Prepaid expenses and other assets	2,151	4,510	(54,203)
Accounts payable	(12,700)	-	(14,828)
Net cash used in operations	(182,376)	(20,629)	(543,302)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(1,941)	-	(99,453)
Proceeds from sales of undeveloped leasehold	30,267	5,626	47,975
Investment in uranium properties	(950)	(3,379)	(5,673)
Net cash used in investing activities	27,376	2,247	(68,151)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	1,000	10,400	14,400
Loan proceeds (repayment)	(40,000)	-	100,000
Proceeds from sale of common stock	3,600	-	649,342
Proceeds from sale of preferred stock	-	1,000	1,000
Net cash provided by financing activities	(35,400)	11,400	764,792

Net increase (decrease) in cash and cash equivalents	(190,400)	(6,982)	153,339
Cash and cash equivalents, beginning of period	343,739	7,611	-
Cash and cash equivalents, end of period	$153,339	$629	$153,339

Supplemental cash flow information
Cash paid for interest	$4,500	$-	$13,250
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission
agreement	-	-	200,000

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2009
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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2009. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $1,734,651 through February 28, 2009, and incurred losses of $1,061,169 for the six months then ended.

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

2	INVESTMENT IN ENERGY PROPERTIES

Oil and gas property costs using the full cost method are as follows at February 28, 2009 and August 31, 2008:

	February 28,	August 31,
	2009	2008

Leasehold cost	$4,933	$4,933
Intangible development cost	49,667	40,932
Lease equipment	30,704	17,232
Total	85,304	63,097
Accumulated depreciation and depletion	(10,464)	-
Proved properties	74,840	63,097
Undeveloped leasehold cost not being amortized	-	18,051
	$74,840	$81,148

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

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the three months ended February 28, 2009 and February 29, 2008 as follows:

	2009	2008

"Normally expected" income tax benefit	$360,800	$8,500
State income taxes net of federal benefit	42,400	1,000
Valuation allowance	(403,200)	(9,500)
Actual income tax expense	$-	$-

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

We adopted the full cost method of accounting for our oil and gas exploration and development activities effective when we first began oil and gas operations in 2007.  Previously we had been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  In our original report for the six months ended February 28, 2009, we included $30,267 in sales with cost of sales of $2,094 (net $28,173) in the statement of operations that, under the full cost method, should have been recorded as a reduction of the related cost included in the full cost pool.  Of this amount, $17,898 has eliminated the balance in undeveloped leasehold cost not being amortized and $10,275 has increased the accumulated depreciation, depletion and amortization of the proved properties.  The carryover effect from the period ended August 31, 2008 is a reduction in undeveloped leasehold not being amortized of $15,821 and a corresponding increase to the deficit accumulated during the development stage of $15,821.  The following summarizes the effect of the adjustment:

	As Originally
	Reported	Adjustment	As Restated
Six months ended February 28, 2009
Balance sheet
Investment in oil and gas properties, net	$85,115	$(85,115)	$-
Investment in oil and gas leases	33,719	(33,719)	-
Oil and gas properties, on the full cost method:
Proved properties	-	85,115	74,840
		(10,275)
Undeveloped leasehold not being amortized	-	33,719	-
		(15,821)
		(17,898)
		-
Deficit accumulated during development stage	(1,698,259)	(15,821)	(1,742,253)
		(28,173)

Statements of operations
Sales of oil and gas leases	30,267	(30,267)	-
Cost of sales	5,083	(2,094)	2,989
Net loss	(1,032,996)	(28,173)	(1,061,169)
Net loss per share, basic and diluted	$(0.06)	$-	$(0.06)

Statements of cash flows
Net loss	(1,032,996)	(28,173)	(1,061,169)
Investment in oil and gas leases	153	(153)	-
Proceeds from sale of undeveloped leasehold	-	30,267	30,267
Oil and gas property expenditures	-	(1,941)	(1,941)

	As Originally
	Reported	Adjustment	As Restated
Six months ended February 29, 2008

Statements of operations
Sales of oil and gas leases	5,626	(5,626)	-
Cost of sales	449	(449)	-
Net loss	(19,962)	(5,177)	(25,139)
Net loss per share, basic and diluted	$-	$-	$-

Statements of cash flows
Net loss	(19,962)	(5,177)	(25,139)
Investment in oil and gas leases	4,959	(4,959)	-
Proceeds from sale of undeveloped leasehold	-	5,626	5,626
Prepaid expenses	-	4,510	4,510

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

We had no revenues during the three month periods in fiscal 2009 and 2008.

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

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

During the six-month period in fiscal 2009 we had total revenues of $689 with none in the comparable fiscal 2008 period.  During the fiscal 2009 period, our revenues of $689 was from our initial oil production.

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

1    (a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, primarily due to a lack of segregation of duties, , in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended February 28, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended February 28, 2009, the Company issued 827,000 shares of its common stock, valued at $206,300, including cash requirements of $40,900, for a consulting services agreement.

The shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5:	OTHER INFORMATION.

None

ITEM 6:	EXHIBITS

Exhibit 31	Certification pursuant to 18 U.S.C. Section 1350Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

Date: December 7, 2009

	By:	/s/	Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer