Form 10-Q/A
period 2009-05-31
Royal Energy Resources, Inc.
filed 2009-12-08
CIK 1102392

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

EXPLANATORY NOTE

We filed our  Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 on July 13, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to:

•	include our non-producing mineral interests in our full cost pool since we adopted the full cost accounting method 2008 (see Note 8 for related details);
•	modify our disclosure concerning the commencement date of our current development stage in Note 1;
•	modify our disclosure concerning our non-producing mineral interests in Note 2;
•	modify our disclosure concerning income taxes in Note 4;
•	update disclosures in Item 4T; and
•	include currently dated Exhibits 31 and 32.

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

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheet
May 31, 2009 (unaudited) and August 31, 2008

	May 31,	August 31,
	2009	2008
	(Restated	(Restated
	Note 8)	Note 8)
Assets
Current assets
Cash and cash equivalents	$78,072	$343,739
Accounts receivable	726	-
Total current assets	78,798	343,739
Oil and gas properties, on full cost method:
Proved properties	76,112	63,097
Undeveloped leasehold not being amortized	1,440	18,051
	77,552	81,148
Other assets
Prepaid drilling costs	52,549	55,914
Investment in uranium properties	4,329	3,379
Deposits	1,040	440
Total other assets	57,918	59,733
Total assets	$214,268	$484,620

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,500	$53,343
Note payable	90,000	140,000
Total current liabilities	93,500	193,343

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 at November 30, 2008 and
at August 31, 2008, issued and outstanding, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000 shares;
19,238,731 and 17,267,731 shares issued and outstanding at
February 28, 2009 and August 31, 2008, respectively	192	173
Additional paid-in capital	2,279,999	1,724,978
Deferred option and stock compensation	(59,960)	(680,699)
Common stock subscription receivable	(73,610)	(72,092)
Deficit accumulated during the development stage	(2,025,854)	(681,084)
Total stockholders' equity	120,768	291,277
Total liabilities and stockholders' equity	$214,268	$484,620

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
(Unaudited)

			Inception
			(July 22, 2005)
			Through
	Nine Months Ended May 31,		May 31,
	2009	2008	2009
	(Restated	(Restated	(Restated
	Note 8)	Note 8)	Note 8)

Sale of oil and gas leases	$-	$-	$-
Oil and gas production	2,499	-	2,499
Total revenues	2,499	-	2,499
Cost of sales	4,612	-	4,754
Gross profit	(2,113)	-	(2,255)
Costs and expenses:
Non-cash compensation	1,137,072	95,892	1,475,619
Other selling, general and administrative expense	173,913	45,953	468,948
Total costs and expenses	1,310,985	141,845	1,944,567
Loss from operations	(1,313,098)	(141,845)	(1,946,822)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	15,000	15,000
Loss on comodities trading	25,168	-	25,168
Interest income	(2,853)	-	(4,336)
Interest income - related party	(2,518)	-	(6,420)
Interest expense	11,875	3,500	20,625
	31,672	18,500	50,037
Loss before income taxes	(1,344,770)	(160,345)	(1,996,859)
Provision for income taxes	-	-	-
Net loss	$(1,344,770)	$(160,345)	$(1,996,859)

Net loss per share, basic and diluted	$(0.07)	$(0.01)	$(0.16)

Weighted average shares outstanding, basic and diluted	18,707,475	14,590,611	12,315,636

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

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
				(Restated
				Note 8)

Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate purchase	-	-	-	-	(200,000)
Amortization of prepaid consulting contracts:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Stock subscription receivable:
Payments received	1,000	-	-	-	1,000
Interest accrued	(2,518)	-	-	-	(2,518)
Common stock issued for consulting contracts	-	(551,440)	-	-	-
Cash portion of consulting contracts	-	(40,900)	-	-	(40,900)
Amortization of prepaid consulting contracts:
Non-cash portion	-	1,137,072	-	-	1,137,072
Cash portion	-	76,007	-	-	76,007
Common stock sold for cash	-	-	-	-	3,600
Net loss	-	-	-	(1,344,770)	(1,344,770)
Balance, May 31, 2009	$(73,610)	$(59,960)	$(28,995)	$(1,996,859)	$120,768

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Nine Months Ended May 31, 2009 and 2008, and
from inception (July 22, 2005) through May 31, 2009
(Unaudited)

			From inception
			July 22, 2005
			through
	Nine months ended May 31,		May 31,
	2009	2008	2009
	(Restated	(Restated	(Restated
	Note 8)	Note 8)	Note 8)

Cash flows from operating activities
Net loss	$(1,344,770)	$(160,345)	$(1,996,859)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	783	-	783
Value of common shares issued for services	1,137,072	95,892	1,475,619
Loss on rescission of condominium purchase	-	15,000	15,000
Interest accrued on stock subscription	(2,518)	-	(6,420)
Change in other assets and liablities:
Accounts receivable	(726)	-	(726)
Prepaid expenses and other assets	34,507	3,389	(21,847)
Accounts payable	(49,843)	(7,900)	(51,971)
Net cash used in operations	(225,495)	(53,964)	(586,421)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(24,089)	(75,673)	(121,601)
Proceeds from sale of undeveloped leasehold	30,267	5,626	47,975
Investment in uranium properties	(950)	(3,379)	(5,673)
Net cash used in investing activities	5,228	(73,426)	(90,299)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	1,000	10,400	14,400
Loan proceeds (repayment)	(50,000)	140,000	90,000
Proceeds from sale of common stock	3,600	309,012	649,342
Proceeds from sale of preferred stock	-	1,000	1,000
Net cash provided by financing activities	(45,400)	460,412	754,792

Net increase (decrease) in cash and cash equivalents	(265,667)	333,022	78,072
Cash and cash equivalents, beginning of period	343,739	7,611	-
Cash and cash equivalents, end of period	$78,072	$340,633	$78,072

Supplemental cash flow information
Cash paid for interest	$11,875	$-	$20,625
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	200,000	200,000

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009
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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2009. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $2,025,854 ($28,995 in a prior development stage) through May 31, 2009, and incurred losses of $1,344,770 for the nine months then ended.

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

Revenue recognition

Revenue from the sale of oil and gas leases is recognized in accordance with the provisions of full cost accounting.

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

2	INVESTMENT IN ENERGY PROPERTIES

Oil and gas property costs using the full cost method are as follows at May 31, 2009 and August 31, 2008:

	May 31,	August 31,
	2009	2008

Leasehold cost	$4,933	$4,933
Intangible development cost	49,883	40,932
Lease equipment	32,353	17,232
Total	87,169	63,097
Accumulated depreciation and depletion	(11,057)	-
	76,112	63,097
Undeveloped leasehold cost not being amortized	1,440	18,051
	$77,552	$81,148

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

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the nine months ended May 31, 2009 and 2008 as follows:

	2009	2008

"Normally expected" income tax benefit	$457,200	$54,500
State income taxes net of federal benefit	53,800	6,400
Valuation allowance	(511,000)	(60,900)
Actual income tax expense	$-	$-

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

We adopted the full cost method of accounting for our oil and gas exploration and development activities effective with our first oil and gas operations in 2007.  Previously we had been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  In our original report for the nine months ended May 31, 2009, we included $30,267 in sales with cost of sales of $2,094 (net $28,173) in the statement of operations that, under the full cost method, should have been recorded as a reduction of the related cost included in the full cost pool.  Of this amount, $17,898 has eliminated the balance in undeveloped leasehold cost not being amortized and $10,275 has increased the accumulated depreciation, depletion and amortization of the proved properties.  These changes were effective prior to the quarter ended May 31, 2009.  The carryover effect from the period ended August 31, 2008 is a reduction in undeveloped leasehold not being amortized of $15,821 and a corresponding increase to the deficit accumulated during the development stage of $15,821.  The following summarizes the effect of the adjustment:

	As Originally
	Reported	Adjustment	As Restated
Nine months ended May 31, 2009
Balance sheet
Investment in oil and gas properties, net	$86,386	$(86,386)	$-
Investment in oil and gas leases	35,160	(35,160)	-
Oil and gas properties, on the full cost method:
Proved properties	-	86,386	76,112
		(10,275)
		1
Undeveloped leasehold not being amortized	-	35,160	1,440
		(15,821)
		(17,898)
		(1)
Deficit accumulated during development stage	(1,981,860)	(15,821)	(2,025,854)
		(28,173)

Statements of operations
Sales of oil and gas leases	30,267	(30,267)	-
Cost of sales	6,706	(2,094)	4,612
Net loss	(1,316,597)	(28,173)	(1,344,770)
Net loss per share, basic and diluted	$(0.06)	$-	$(0.06)

Statements of cash flows
Net loss	(1,316,597)	(28,173)	(1,344,770)
Investment in oil and gas leases	(1,288)	1,288	-
Proceeds from sale of undeveloped leasehold	-	30,267	30,267
Oil and gas property expenditures	(20,707)	(3,382)	(24,089)

	As Originally
	Reported	Adjustment	As Restated
Nine months ended May 31, 2008
Statements of operations
Sales of oil and gas leases	5,626	(5,626)	-
Cost of sales	449	(449)	-
Net loss	(155,168)	(5,177)	(160,345)
Net loss per share, basic and diluted	$(0.01)	$-	$(0.01)

Statements of cash flows
Net loss	(155,168)	(5,177)	(160,345)
Investment in oil and gas leases	4,538	(4,538)	-
Proceeds from sale of undeveloped leasehold	-	5,626	5,626
Oil and gas property expenditures	(75,673)	-	(75,673)
Prepaid expenses	-700	4,089	3,389

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

COMPARISON OF THREE MONTHS ENDED MAY 31, 2009 AND 2008

We had revenue from oil and gas production of $1,810 during the three months ended May 31, 2009.  We had no revenues during the three month period in fiscal 2008.

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

COMPARISON OF NINE MONTHS ENDED MAY 31, 2009 AND 2008

During the nine-month period in fiscal 2009 we had total revenues of $2,499 with none in the comparable fiscal 2008 period.  During the fiscal 2009 period, our revenues were from our initial oil production.

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

(b)  Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended May 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

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