Form 10-K
period 2009-08-31
Royal Energy Resources, Inc.
filed 2009-12-14
CIK 1102392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the shares of our common stock, par value $0.00001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,775,652.

As of November 25, 2009, the registrant had outstanding 23,388,731 shares of its common stock, par value of $0.00001 and 100,000 shares of its preferred stock, par value $0.00001.

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

BUSINESS

ENERGY AND MINING
LEASES
The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 6,000 and 12,000 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of August 31, 2009 and 2008, respectively.  In addition, the Company holds the lease for uranium rights on approximately 3,500 acres in Wyoming as of August 31, 2009 and 2008.

The Company is generally negotiating with energy and mining companies to develop the potential resources that may be contained in the properties and will typically either farm-out or sell the lease and retain an over-riding royalty interest on any potential future production.  As of August 31, 2009, the Company had completed five transactions: 308 acres in Natrona County with Bill Barrett Corporation of Colorado; 75 acres in Weston County, Wyoming with Orion Energy; 360 acres in Goshen and Platt Counties, Wyoming with Carpenter and Sons;  In 80 acres in Niobrara County to Black Diamond Minerals, LLC; and 1,989 acres in Laramie County, Wyoming to Cirque Resources LP.

OIL AND GAS DRILLING PROSPECTS
During 2008, the Company prepaid $119,011 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells were completed in September and October 2008 and the third well is currently being tested.  During 2009, the Company advanced an additional $42,000, net, to apply toward workover of three additional wells.  Only nominal work has been performed on one of the wells at August 31, 2009.  See Item 2.

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

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual who originally transferred the property in exchange for 1,900,000 shares of the Company’s common stock.  The original value of the real estate was $215,000 and upon the rescission was valued at $200,000.  The Company has recorded a loss of $15,000 on this transaction during this period, upon transferring the real estate to the original seller and canceling the 1,900,000 shares.

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

The mailing address of our principal executive office is 543 Bedford Avenue, #176, Brooklyn, New York 11211 and our telephone number is 800-620-3029.

FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are a development stage company.  We have not previously been in the energy business, or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 20010. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $2,404,795 through August 31, 2009, and incurred a loss of $1,723,711 for the year then ended.

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

The Company sold its common stock in private transactions which raised $120,500 in 2006, $80,070 in 2007, $413,172 in 2008 and $3,600 in 2009.  The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments.  However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

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

ITEM 1A:            RISK FACTORS

Not applicable.

ITEM 2:               PROPERTIES

OIL AND GAS
The Company’s oil and gas business includes direct participation in oil and gas prospects and buying and selling both oil and gas and uranium leases, as discussed below.  As of August 31, 2009, we had prepaid the estimated drilling and completion costs for a 25% interest in three properties in Washington County, Oklahoma and had prepaid the estimated workover cost of three additional properties.  One of the wells was completed in September 2008 and a second well was completed in October 2008.  The third well is currently being evaluated.  Only nominal work has been performed on one of the workover wells as of August 31, 2009.

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

The process of estimating oil and natural gas reserves is complex and requires significant judgment.  Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance.  We have only nominal reserves at this time and have internally prepared our reserve estimates as of August 31, 2009.

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of August 31, 2009 and 2008.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 10 to our financial statements included herein.  No value has been assigned to proved undeveloped reserves.

	Proved Developed Reserves
	2009	2008
Total Reserves
Oil (BBLs)	5,137	3,833
Gas (MCF)	-	12,773
BOE (1)	5,137	5,962
Pre-tax future net revenue (2)	$99,116	$384,370
Pre-tax 10% present value (2)	38,865	180,180
Standardized measure of discounted future net cash flows (2)(3)	$38,865	$180,180

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

These amounts were calculated using prices and costs in effect for each individual property as of August 31, 2009 and 2008.  These prices were not changed except where different prices were fixed and determinable from applicable contracts.  These assumptions yield average prices over the life of our properties of $58.55 and $117.00 per BBL of oil and $1.98 and $4.81 per MCF of natural gas at August 31, 2009 and 2008, respectively.

The present value of after-tax future net revenues discounted at 10% per annum (“standardized measure”) was $38,865 and $180,180 at August 31, 2009 and 2008, respectively.  The standardized measure did not include discounted future income taxes since the net operating loss carryforward exceeded the future net revenues.  The present value of our pre-tax future net revenue (“pre-tax 10% present value”) was therefore also $38,865 and$180,180, respectively.  We believe the pre-tax 10% present value assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies.  The after-tax standardized measure is dependent on the unique tax situation of each individual company, while the pre-tax 10% present value is based on prices and discount factors, which are more consistent from company to company.  We also understand that securities analysts use the pre-tax 10% present value measure in similar ways.

(3)	See Note 10 to the financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority except for our Form 10-K for August 31, 2008, which was our initial reserve filing.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to August 31, 2009.  There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

Drilling Activities
The following table summarizes the results of our development drilling activity for the years ended August 31, 2009  and 2008.  There was no activity in prior years and the Company has not had any exploratory drilling activity.

	Development Well Activity

	Wells Drilling		Net Wells Completed (2)
	Gross (1)	Net (2)	Productive	Dry

Year ended August 31, 2009	2.00	0.98	0.50	-
Year ended August 31, 2008	2.00	0.50	-	-

(1)	Gross wells are the sum of all wells in which we own an interest.
(2)	Net wells are gross wells multiplied by our fractional working interests therein.

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

UNDEVLOPED LEASEHOLD NOT BEING AMORTIZED
These leases are separate from those included above and are being held primarily for resale while retaining an over-riding royalty interest.  As of August 31, 2008, and 2007, we own oil and gas leases comprising approximately 6,000 and 12,000 acres in Wyoming, respectively.  In addition, we hold the lease for uranium rights on approximately 3,500 acres in Wyoming as of August 31, 2009 and 2008.

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

OTHER
The Company began leasing its corporate office effective September 1, 2008, for a period of two years at a monthly rental of $600.  The Company elected to terminate the lease on October 31, 2009.

ITEM 3:           LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

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

Period	High	Low

2009
Quarter ended August 31, 2009	$0.25	$0.16
Quarter ended May 31, 2009	$0.25	$0.17
Quarter ended February 29, 2009	$0.20	$0.18
Quarter ended November 30, 2008	$0.45	$0.20

2008
Quarter ended August 31, 2008	$0.45	$0.36
Quarter ended May 31, 2008	$0.40	$0.16
Quarter ended February 29, 2008	$0.16	$0.14
Quarter ended November 30, 2007	$1.01	$0.10

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2009, we did not sell any shares of our common stock for cash and issued 1,724,000 shares pursuant to consulting contracts valued at $336,000.  In addition, we issued 1,550,000 shares of our common stock pursuant to stock subscription agreements to our two officers and directors.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

(b) HOLDERS

There are 103 shareholders of record of the Company’s common stock at November 25, 2009.

(c) DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of August 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

Oil and gas sales
The Company had $4,310 in oil and gas sales in 2009 from the initial production from two wells completed at the beginning of the fiscal year.  The Company has no oil and gas production in 2008.

Costs and expenses
Costs and expenses consist of the following for the years ended August 31, 2009 and 2008.

	2009	2008
Lease operating expense	$5,569	$142
Production taxes	310	-
Depreciation, depletion and amortization	1,194	-
Asset impairment	36,930	-
Non-cash compensation	1,438,861	338,547
Other selling, general and administrative expense	200,395	110,658
	$1,683,259	$449,347

Lease operating expense, production taxes and depreciation, depletion and amortization relate to the oil and gas revenue which commenced in 2009 and other than nominal lease operating expense in 2008 did not occur in 2008.

The asset impairment arose as a result of a ceiling test limitation on the proved oil and gas reserves.  The reserve calculation at August 31, 2009 was lower than the calculation at August 31, 2008, primarily due to a decline in price from $117.00 per barrel to $58.55 per barrel at August 31, 2009.

Non-cash compensation includes 1) $186,000 in officer compensation which is the difference between the stock sales price for stock subscriptions and the stock trading price on the date of the sale and 2) $1,252,861 in compensation to consultants pursuant to consulting agreements.  The agreements cover periods ranging from 1 month to 16.5 months and the related fair value of the shares and options are being amortized over the life of the agreements.

Other selling, general and administrative expense increased from $110,658 in 2008 to $200,395 in 2009.  The majority of the increase is due to an increase of $96,472 in cash consulting fees.

Other expense (income):
Other expense (income) consists of the following for the years ended August 31, 2009 and 2008.

	2009	2008
Loss on disposition by rescission agreement on condominium	$-	$15,000
Commodities trading losses	35,838	-
Interest expense	15,400	8,750
Interest income from related parties	(3,545)	(3,902)
Interest income	(2,931)	(1,483)
	$44,762	$18,365

In 2008, the Company recognized a loss of $15,000 upon rescission of its real estate purchase as described in Note 2 to the financial statements.

In 2009, the Company realized a loss of $35,838 from commodities trading activities.  2009 was the initial year in which the Company participated in commodities trading.

Interest expense increased in 2009 from 2008, primarily due to having $140,000 outstanding for three months in 2008 and having a weighted-average of approximately $100,000 outstanding for all of 2009.

Interest income was accrued on the stock subscription receivables in 2009 and 2008.  Other interest income received increased primarily from having higher cash balances during a portion of 2009.

GOING CONCERN FACTORS—LIQUIDITY

We are a development stage company.  We have not previously been in the energy business or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2010. The Company, has accumulated a net loss of $2,404,795 through August 31, 2009, ($28,995 in an earlier development stage business and $2,375,800 in the current development stage) and incurred losses of $1,723,711 for the year then ended.

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

The Company sold its common stock in private transactions which raised $120,500 in 2006, $80,070 in 2007, $413,172 in 2008 and $3,600 in 2009.  The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments.  However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

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

IMPAIRMENT OF OIL AND NATURAL GAS PROPERTIES – We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred.–Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Not applicable.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Royal Energy Resources, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2009 and 2008 and the period from inception (July 22, 2005) through August 31, 2009, is set forth as follows:

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm:
Paritz & Company, P.A.	21
Balance Sheet	23
Statements of Operations	24
Statements of Stockholders’ Deficit	25
Statements of Cash Flows	27
Notes to Financial Statements	28-44

REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

Board of Directors
Royal Energy Resources, Inc.
(formerly World Marketing, Inc.)
(a development stage company)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2009 and 2008 and the related statements of operations and cash flows for the years ended August 31, 2009 and 2008 and the period from inception (July 22, 2005) through August 31, 2009 and the statement of stockholders’ equity for the period from inception (July 22, 2005) through August 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Energy Resources, Inc.., (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended August 31, 2009 and 2008 and the period from inception (July 22, 2005) through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

November 30, 2009

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
August 31, 2009 and 2008

	2009	2008
		(Restated
		Note 11)
Assets
Current assets
Cash and cash equivalents	$18,680	$343,739
Accounts receivable	908	-
Prepaid expenses	30,000	-
Total current assets	49,588	343,739
Oil and gas properties, on the full cost method:
Proved properties	50,335	63,097
Unproved properties not being amortized	15,152	18,051
	65,487	81,148
Accumulated depreciation, depletion and amortization	(11,469)	-
	54,018	81,148
Other assets and investments
Prepaid drilling costs	50,343	55,914
Investment in uranium properties	4,329	3,379
Deposits	1,040	440
Total other assets	55,712	59,733
Total assets	$159,318	$484,620

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30,198	$53,343
Note payable	80,000	140,000
Total current liabilities	110,198	193,343

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; issued and outstanding - 100,000 shares at August 31, 2009 and August 31, 2008	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares; 22,388,731 and 17,267,731 shares issued and outstanding at August 31, 2009 and 2008, respectively	224	173
Additional paid-in capital	2,879,466	1,724,978
Deferred option and stock compensation	(273,807)	(680,699)
Common stock subscription receivable	(151,969)	(72,092)
Deficit accumulated during the development stage	(2,404,795)	(681,084)
Total stockholders' equity	49,120	291,277
Total liabilities and stockholders' equity	$159,318	$484,620

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
Years Ended August 31, 2009 and 2008 and
from inception (July 22, 2005) through August 31, 2009

			Inception
			(July 22, 2005)
			Through
	Years Ended August 31,		August 31,
	2009	2008	2008
		(Restated	(Restated
		Note 11)	Note 11)

Oil and gas sales	$4,310	$-	$4,310
Costs and expenses:
Lease operating expense	5,569	142	5,711
Production taxes	310	-	310
Depreciation, depletion and amortization	1,194	-	1,194
Asset impairment	36,930	-	36,930
Non-cash compensation	1,438,861	338,547	1,777,408
Other selling, general and administrative expense	200,395	110,658	495,430
Total costs and expenses	1,683,259	449,347	2,316,983
Loss from operations	(1,678,949)	(449,347)	(2,312,673)
Other expenses (income):
Loss on disposition by rescission agreement on condominium	-	15,000	15,000
Commodities trading losses	35,838	-	35,838
Interest expense	15,400	8,750	24,150
Interest income from related party	(3,545)	(3,902)	(7,447)
Interest income	(2,931)	(1,483)	(4,414)
	44,762	18,365	63,127
Loss before income taxes	(1,723,711)	(467,712)	(2,375,800)
Provision for income taxes	-	-	-
Net loss	$(1,723,711)	$(467,712)	$(2,375,800)

Net loss per share, basic and diluted	$(0.09)	$(0.03)	$(0.19)

Weighted average shares outstanding, Basic and diluted	19,164,805	14,687,574	12,818,617

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through August 31, 2009

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	5,930,300	59	22,426
Sale of common stock for cash	-	-	320,000	3	31,997
Common stock issued for real estate investment	-	-	1,900,000	19	189,981
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance August 31, 2005	-	-	8,150,300	81	250,964
Sale of common stock for cash	-	-	1,086,667	12	120,488
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	9,236,967	93	371,452
Sale of common stock	-	-	4,670,060	46	161,614
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	13,907,027	139	533,066
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	2,295,704	23	413,149
Common stock issued for consulting contracts	-	-	2,965,000	30	977,745
Cash portion of consulting contracts	-	-	-	-	-
Rescission of real estate purchase	-	-	(1,900,000)	(19)	(199,981)
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	17,267,731	173	1,724,978
Sale of common stock for cash	-	-	20,000	-	3,600
Common stock issued for consulting contracts	-	-	3,551,000	36	887,403
Cash portion of consulting contracts	-	-	-	-	-
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	1,550,000	15	263,485
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
	100,000	$1	22,388,731	$224	$2,879,466
(Continued)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through August 31, 2009

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
				(Restated
				Note 11)

Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate purchase	-	-	-	-	(200,000)
Amortization of prepaid consulting contracts:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	-	-	3,600
Common stock issued for consulting contracts	-	(887,440)	-	-	-
Cash portion of consulting contracts	-	(40,901)	-	-	(40,901)
Amortization of prepaid consulting contracts:
Non-cash portion	-	1,252,861	-	-	1,252,861
Cash portion	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	(77,332)	-	-	-	186,168
Payments received	1,000				1,000
Interest accrued	(3,545)				(3,545)
Net loss	-	-	-	(1,723,711)	(1,723,711)
	$(151,969)	$(273,808)	$(28,995)	$(2,375,800)	$49,120

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended August 31, 2009 and 2008, and
the period from inception (July 22, 2005) through August 31, 2009

			From inception
			July 22, 2005
			through
	Years Ended August 31,		August 31,
	2009	2008	2009
		(Restated	(Restated
		Note 11)	Note 11)

Cash flows from operating activities
Net loss	$(1,723,711)	$(467,712)	$(2,375,800)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,194	-	1,194
Value of common shares issued for services	1,438,861	338,547	1,777,408
Loss on rescission of condominium purchase	-	15,000	15,000
Interest accrued on stock subscription	(3,545)	(3,902)	(7,447)
Asset impairment	36,930	-	36,930
Change in other assets and liablities:
Accounts receivable	(908)	-	(908)
Prepaid expenses and other assets	16,442	(56,354)	(39,912)
Accounts payable	(23,147)	11,872	(25,275)
Net cash used in operations	(257,884)	(162,549)	(618,810)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(41,260)	(81,486)	(138,772)
Proceeds from sales of undeveloped leasehold	30,267	14,626	47,975
Investment in uranium properties	(950)	(2,035)	(5,673)
Net cash used in investing activities	(11,943)	(68,895)	(107,470)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	1,000	13,400	14,400
Loan proceeds	-	140,000	140,000
Loan repayment	(60,000)	-	(60,000)
Proceeds from sale of common stock	3,768	413,172	649,510
Proceeds from sale of preferred stock	-	1,000	1,000
Net cash provided by (used in) financing activities	(55,232)	567,572	744,960

Net increase (decrease) in cash and cash equivalents	(325,059)	336,128	18,680
Cash and cash equivalents, beginning of period	343,739	7,611	-
Cash and cash equivalents, end of period	$18,680	$343,739	$18,680

Supplemental cash flow information
Cash paid for interest	$15,400	$8,750	$24,150
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009

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

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after August 31, 2009, up until the issuance of the financial statements, which occurred on November 27, 2009.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.  In December 2007 the Company changed its name to Royal Energy Resources, Inc.

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest.  During 2008 the Company prepaid the estimated drilling and completion costs for interests in three oil & gas drilling prospects in Washington County, Oklahoma, and expects to continue this activity in the future, as funds become available.  Two of the wells were completed in September and October 2008 and the third well is currently being tested.  During 2009, the Company advanced another $42,000, net, to apply toward workover of three additional wells.  Only nominal work has been performed on one of these wells at August 31, 2009.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2010. The Company, has accumulated a net loss of $2,404,795 through August 31, 2009, ($28,995 in an earlier development stage business and $2,375,800 in the current development stage) and incurred losses of $1,723,711 for the year then ended.

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

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.   During fiscal 2008, the Company granted options to acquire 1,000,000 shares of its common stock that were fair valued under the Black Scholes model in the amount of $328,975.  This amount was amortized over the twelve month option period.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had $15,152 and $18,051 in capitalized costs relating to unevaluated properties and leases at August 31, 2009 and 2008, respectively.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  All capitalized costs for proved properties were included in the amortization base as of August 31, 2009 and 2008.  However, since production had not commenced until after August 31, 2008, no amortization was recorded in 2008.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.  Reserve estimates used in determining estimated future net revenues have been prepared by the Company with the assistance of the operator of the properties.  In 2009, the Company recognized an impairment due to the ceiling test limitation of $36,930.

In accordance with the impairment provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments of other assets were recorded in 2009 or 2008.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At August 31, 2009 and 2008, there were no natural gas imbalances.

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

Earnings (loss) per common share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires RER to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2009 and 2008, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Credit risk

In 2009 and 2008, the Company had cash deposits in certain banks that at times exceeded the maximum insured by the Federal Deposit Insurance Corporation.  The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

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

Asset retirement obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At August 31, 2009 and 2008, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

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

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS 165 for the fourth quarter of 2009, in accordance with the effective date.

In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  Among other items SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the Company's financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective February 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective September 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; nor do we believe that FSP EITF 03-6-1 would have a material effect on our financial position and results of operations if adopted.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133."  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 effective March 1, 2009, and it had no impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), "Share-Based Payment."  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company adopted SAB 110 for fiscal year 2009. It had no impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning March 1, 2009. It did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), "Business Combinations."  This Statement replaces FASB Statement No. 141, "Business Combinations," but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements."  The Company adopted this statement beginning March 1, 2009. It did not have an impact on the Company’s financial position, results of operations or cash flows.

Fiscal years

The year ended August 31, 2009 is referred to herein as 2009, the year ended August 31, 2008 is referred to herein as 2008 and the year ended August 31, 2007 is referred to herein as 2007.

2	INVESTMENTS IN REAL ESTATE

On August 25, 2005, the Company acquired its first real estate property, a condominium, in exchange for $25,000 in cash and 1,900,000 shares of its common stock which was valued at $190,000.

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

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 6,000 and 12,000 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of August 31, 2009 and 2008, respectively.  In addition, the Company holds the lease for uranium rights on approximately 3,500 acres in Wyoming as of August 31, 2009 and 2008.

The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest.  Revenue from these transactions is recorded in accordance with the requirements for full cost accounting.

OIL AND GAS PRODUCING PROPERTIES

During fiscal 2008, the Company prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells were completed in September and October 2008 and the third well is being tested at August 31, 2009.  During 2009, the Company advanced an additional $42,000, net, to apply toward workover of three additional wells.  Only nominal work has been performed on one of the wells at August 31, 2009.

Oil and gas property costs are as follows at August 31, 2009 and 2008:

	2009	2008

Proved properties	$50,335	$63,097
Unproved properties not being amortized	15,152	18,051
Total	65,487	81,148
Accumulated depreciation, depletion and amortization	(11,469)	-
	$54,018	$81,148

The oil and gas wells were not completed until the beginning of 2009.  Accordingly, no depreciation or amortization has been recorded in 2008.  Prepaid drilling costs includes $50,343 and $55,914 in prepaid costs at August 31, 2009 and 2008, respectively.

4	NOTE PAYABLE

The Company has a loan with an individual with a balance of $80,000 and $140,000 at August 31, 2009 and 2008, respectively, which is currently due January 20, 2010.  Interest is payable monthly at the rate of 15%.

5	INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through August 31, 2009, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the year ended August 31, 2009 and 2008 as follows:

	2009	2008

"Normally expected" income tax benefit	$586,100	$159,000
State income taxes less federal tax benefit	68,900	18,700
Valuation allowance	(655,000)	(177,700)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $2,406,000 which will expire in various periods from 2019 to 2028, some of which may be limited as to the amount available on an annual basis.

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

	2009	2008

Net operating loss carryforward	$917,200	$271,200
Depreciable/depletable property, plant and equipment	(3,400)	(12,400)
Valuation allowance	(913,800)	(258,800)
Total	$-	$-

6	STOCKHOLDERS’ EQUITY

Common stock
In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state.  At August 31, 2009 and 2008, 22,388,731 and 17,267,731 shares were issued and outstanding, respectively.

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

Stock option plan
The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.  No options are outstanding under the Plan at August 31, 2009.

Consulting and financial services agreements
During 2009 and 2008, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  The following table summarizes the agreements.

Cash to be paid	$40,900	$85,000
Cash paid	$89,900	$36,000
Shares issued	3,551,000	2,965,000
Options issued	-	1,000,000
Options expired	1,000,000	-
Value of common stock and options	$887,440	$977,775
Unamortized balance, end of year	$273,807	$680,699
Terms of agreements	1-13	8.5-16.5
	months	months

7	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

			Original		Balance	Balance
Name	Shares	Date	Balance	Int rate	8/31/2009	8/31/2008

Jacob Roth	4,100,000	8/16/2007	$81,590	5%	$67,190	$68,190
Jacob Roth	950,000	7/14/2009	47,395	2%	47,395	-
Frimet Taub	600,000	7/28/2009	29,937	2%	29,937	-
					144,522	68,190
Accrued interest					7,447	3,902
					$151,969	$72,092

8	RELATED PARTY TRANSACTIONS

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

The President and Chief Executive Officer of the Company was paid approximately $31,000 and $12,000 for office and travel expense reimbursements during the years ended August 31, 2009 and 2008, respectively.

See Note 7 above regarding stock subscription receivables.

9	COMMITMENTS AND CONTINGENCIES

The Company entered into an investor relations contract on September 3, 2008, which provides for monthly compensation of $3,000 in cash and 1,000,000 restricted common shares.  The shares were valued at $360,000, the price at which the Company’s common stock last traded before the transaction.  This amount will be amortized over the six month contract period.

The Company has a lease for its corporate office which commenced September 1, 2008, for a period of two years at a monthly rental of $600.  The Company elected to terminate the lease effective October 31, 2009 and the Company's CEO will provide the corporate office at no cost to the Company.

10	SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The Company has interest in oil and natural gas properties that are all located in Washington County, Oklahoma at August 31, 2009 and 2008.

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

Proved developed reserves represent only those reserves expected to be recovered through existing wells.  Proved undeveloped reserves include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.  The Company has not calculated any proved undeveloped reserves.

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at August 31, 2009 and 2008 are included in Note 3.

Costs incurred in oil and natural gas producing activities for the year ended August 31, 2009 and 2008, are summarized as follows:
	2009	2008

Acquisition of proved properties	$-	$-
Acquisition of undeveloped leasehold	4,902	18,389
Development costs	36,358	63,097
	$41,260	$81,486

Amortization rate per BOE	$7.57	$12.58

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows (as a result of low gas prices, no value was assigned to gas reserves):

	Oil	Natural Gas
Balance, August 31, 2007	-	-
Extensions and discoveries	3,833	12,773
Production	-	-
Balance, August 31, 2008	3,833	12,773
Extensions and discoveries	-	-
Revisions of estimates	1,399	(12,773)
Production	(95)	-
Balance, August 31, 2009	5,137	-

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at August 31, 2009 and 2008 is summarized as follows.

	2009	2008

Future cash inflows	$300,772	$509,780
Future production costs	(201,656)	(125,410)
Future development costs	-	-
Future income tax expenses	-	-
Future net cash flows	99,116	384,370
10% annual discount for estimated timing of cash flows	(60,251)	(204,190)
Standardized measure of discounted future net cash flows	$38,865	$180,180

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended August 31, 2009 and 2008.

	2009	2008

Standardized measure of discounted future net cash flows at beginning of period	$180,180	$-
Changes during the period:
Sales of natural gas produced, net of production costs	1,569	-
Net changes in prices and production costs	(82,729)	-
Development costs incurred and revisions	-	180,180
Sales of reserves in place	-	-
Purchase of reserves in place	-	-
Revision of previous quantity estimates	(60,155)	-
Net change	(141,315)	180,180
Standardized measure of discounted future net cash flows at end of period	$38,865	$180,180

Prices used in computing these calculations of future production of proved reserves were $58.55 and $117.00 per barrel (BBL) of oil and $1.98 and $4.81 per thousand cubic feet (MCF) of natural gas at August 31, 2009 and 2008, respectively.

11	RESTATEMENT

We adopted the full cost method of accounting for our oil and gas exploration and development activities effective with our first acquisition of oil and gas properties in 2007.  Prior to adopting the full cost method of accounting, we had been the successful bidder in United States Government auctions to purchase certain oil and lease rights and had recognized revenue from the sale of leases.  In our original reports for the years ended August 31, 2008 and 2007, we included  sales and cost of sales in the statement of operations that, under the full cost method, should have been recorded as a reduction of the related cost included in the full cost pool.  The deficit accumulated during the development stage increased $2,283 in 2007 and $13,538 in 2008 as a result of this change.  The following summarizes the effect of the adjustment:

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

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2009, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are not effective due primarily to a lack of segregation of duties.

(b)  Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2009, due primarily to a lack of segregation of duties.

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Jacob Roth	62	President,	March 22, 1999
		Chief Executive Officer,
		Chief Financial Officer
		and Director

Frimet Taub	29	Secretary, Treasurer	March 22, 1999
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

Jacob Roth currently serves as President, Chief Executive Officer and Chief Financial Officer of the Company and Frimet Taub serves as Secretary and Treasurer of the Company.  There are no other individuals involved in the management or administration of the Company.  Neither Mr. Roth nor Mrs. Taub previously received any form of compensation, either direct or indirect, and no compensation is being accrued on the books of the Company.

In 2009, Mr. Roth acquired 950,000 shares of the Company's common stock for $47,500 ($0.05 per share) at a time when the closing price for the stock was $0.17 per share.  The difference of $114,000 is included in non-cash compensation in the statement of operations.

In 2009, Mrs. Taub acquired 600,000 shares of the Company's common stock for $30,000 (0.05 per share) at a time when the closing price for the stock was $0.17 per share.  The difference of $72,000 is included in non-cash compensation in the statement of operations.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities.  As of November 25, 2009, there were 23,388,731 shares of the Company’s common stock issued and outstanding.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

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

	Name and	Amount and
	address	nature of
	of beneficial	beneficial	Percent
Title of class	owner	owner	of class

Common	Jacob Roth	11,950,000	51.09%
543 Bedford Ave, #176
Brooklyn, NY 11211

Series A	Jacob Roth	100,000	100.0%
Preferred	543 Bedford Ave, #176
Brooklyn, NY 11211

(b)	SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of November 25, 2009.

	Name and	Amount and
	address	nature of
	of beneficial	beneficial	Percent
Title of class	owner	owner	of class

Common	Jacob Roth	11,950,000	51.09%
	543 Bedford Ave, #176
	Brooklyn, NY 11211

Common	Frimet Taub	850,000	3.63%
	543 Bedford Ave, #176
	Brooklyn, NY 11211

Common	All officers and directors	12,800,000	54.72%
	as a group (2 persons)

Series A	Jacob Roth	100,000	100.0%
Preferred (a)	256-260 Broadway, Suite 309
	Brooklyn, NY 11211

(a)	Convertible into one common share and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.

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

Mr. Roth acquired 4,900,000 shares of our common stock for a total consideration of $490 ($.0001 per share) in March 1999.  In August 2007, Mr. Roth acquired 4,100,000 shares of our common stock in exchange for $410 in cash and a note receivable in the amount of $81,590.  The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.  In July 2009, Mr. Roth acquired an additional 950,000 shares in exchange for cash of $105 and a note receivable in the amount of $47,395.  This note bears interest at the rate of 2% per annum and is due July 14, 2014.  Both notes, including accrued interest, have a combined balance of $121,976 and $72,092 at August 31, 2009 and 2008, respectively.

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

Mrs. Taub is the daughter of Mr. Roth.  Mrs. Taub acquired 250,000 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999.  In July 2009, Mrs. Taub acquired 600,000 shares of common stock in exchange for cash of $63 and a note receivable in the amount of $29,937.  The note bears interest at 2% and is due July 28, 2014.  The balance at August 31, 2009, including accrued interest, is $29,993.

The President and Chief Executive Officer of the Company was paid approximately $31,000 and $12,000 for office and travel expense reimbursements during the years ended August 31, 2009 and 2008, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of October 31, 2009 and 2008 for professional services rendered by the Company’s accountant was approximately $1,500 and $6,400 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2009 and 2008.

Audit-Related Fees – None.

Tax Fees – None for 2009 or 2008.

All Other Fees – Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2009 or fiscal 2008.

Audit Committee Policies and Procedures – Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees – Not applicable.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of Royal Energy Resources, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Balance Sheets at August 31, 2009 and 2008
•	Consolidated Statements of Operations – For the years ended August 31, 2009 and 2008 and from inception (July 22, 2005) through August 31, 2009
•	Statements of Stockholders’ Equity - From inception (July 22, 2005) through August 31, 2009
•	Statements of Cash Flows – For the years ended August 31, 2009 and 2008 and from inception (July 22, 2005) through August 31, 2009
•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

December 14, 2009	/s/ Jacob Roth
Jacob Roth, President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 14, 2009	/s/ Jacob Roth
Jacob Roth, Director, President,
CEO and CFO

December 14, 2009	/s/ Frimet Taub
Frimet Taub, Director