Form 10-Q
period 2009-11-30
Royal Energy Resources, Inc.
filed 2010-01-14
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,388,731 shares of common stock outstanding as of January 8, 2010.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated August 31, 2009.

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheets
November 30, 2009 (unaudited) and August 31, 2009

	November 30,	August 31,
	2009	2009
Assets
Current assets
Cash and cash equivalents	$392	$18,680
Accounts receivable	974	908
Prepaid expenses	4,286	30,000
Total current assets	5,652	49,588
Oil and gas properties, on full cost method:
Proved properties	50,335	50,335
Unproved properties not being amortized	18,929	15,152
	69,264	65,487
Accumulated depreciation, depletion and amortization	(11,725)	(11,469)
	57,539	54,018
Other assets
Prepaid drilling costs	41,761	50,343
Investment in uranium properties	4,329	4,329
Deposits	1,040	1,040
Total other assets	47,130	55,712
Total assets	$110,321	$159,318

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$40,686	$30,198
Note payable	80,000	80,000
Total current liabilities	120,686	110,198

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 at November 30, 2008 and at August 31, 2008, issued and outstanding, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares; 23,388,731 and 22,388,731 shares issued and outstanding at November 30, 2009 and August 31, 2009, respectively	234	224
Additional paid-in capital	2,939,456	2,879,466
Deferred option and stock compensation	(95,388)	(273,807)
Common stock subscription receivable	(213,109)	(151,969)
Deficit accumulated during the development stage	(2,641,559)	(2,404,795)
Total stockholders' equity (deficit)	(10,365)	49,120
Total liabilities and stockholders' equity (deficit)	$110,321	$159,318

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended November 30, 2009 and 2008 and
from inception (July 22, 2005) through November 30, 2009
(Unaudited)

			Inception
			(July 22, 2005)
	Three Months Ended		Through
	November 30,		November 30,
	2009	2008	2009

Oil and gas production	$2,045	$689	$6,355
Total revenues	2,045	689	6,355
Costs and expenses:
Lease operating expense	1,362	1,404	7,073
Production taxes	147	50	457
Depreciation, depletion and amortization	256	189	1,450
Asset impairment	-	-	36,930
Non-cash compensation	178,419	480,984	1,955,827
Other selling, general and administrative expense	56,149	28,920	551,579
Total costs and expenses	236,333	511,547	2,553,316
Loss from operations	(234,288)	(510,858)	(2,546,961)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	-	15,000
Loss on comodities trading	719	18,023	36,557
Interest income	-	(1,497)	(4,414)
Interest income - related party	(1,243)	(848)	(8,690)
Interest expense	3,000	4,500	27,150
	2,476	20,178	65,603
Loss before income taxes	(236,764)	(531,036)	(2,612,564)
Provision for income taxes	-	-	-
Net loss	$(236,764)	$(531,036)	$(2,612,564)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.20)

Weighted average shares outstanding, basic and diluted	22,454,665	18,241,797	13,369,421

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
Inception of Development Stage, July 22, 2005, through November 30, 2009

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	5,930,300	59	22,426
Sale of common stock for cash	-	-	320,000	3	31,997
Common stock issued for
real estate investment	-	-	1,900,000	19	189,981
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance August 31, 2005	-	-	8,150,300	81	250,964
Sale of common stock for cash	-	-	1,086,667	12	120,488
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	9,236,967	93	371,452
Sale of common stock	-	-	4,670,060	46	161,614
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	13,907,027	139	533,066
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	2,295,704	23	413,149
Common stock issued for
consulting contracts	-	-	2,965,000	30	977,745
Cash portion of consulting
contracts	-	-	-	-	-
Rescission of real estate
purchase	-	-	(1,900,000)	(19)	(199,981)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	17,267,731	173	1,724,978
Sale of common stock for cash	-	-	20,000	-	3,600
Common stock issued for
consulting contracts	-	-	3,551,000	36	887,403
Cash portion of consulting contracts	-	-	-	-	-
Amortization of prepaid
consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	1,550,000	15	263,485
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2009	100,000	1	22,388,731	224	2,879,466
Amortization of prepaid
consulting contracts	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	1,000,000	10	59,990
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, November 30, 2009	100,000	$1	23,388,731	$234	$2,939,456

(Continued)
See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit), continued
Inception of Development Stage, July 22, 2005, through November 30, 2009

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for
real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for
consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting
contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate
purchase	-	-	-	-	(200,000)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	-	-	3,600
Common stock issued for
consulting contracts	-	(887,440)	-	-	-
Cash portion of consulting contracts	-	(40,901)	-	-	(40,901)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	1,252,861	-	-	1,252,861
Cash portion	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	(77,332)	-	-	-	186,168
Payments received	1,000				1,000
Interest accrued	(3,545)				(3,545)
Net loss	-	-	-	(1,723,711)	(1,723,711)
Balance, August 31, 2009	(151,969)	(273,808)	(28,995)	(2,375,800)	49,120
Amortization of prepaid
consulting contracts	-	178,419	-	-	178,419
Stock subscription receivable:
Sold	(60,000)	-	-	-	-
Payments received	103	-	-	-	103
Interest accrued	(1,243)	-	-	-	(1,243)
Net loss	-	-	-	(236,764)	(236,764)
Balance, November 30, 2009	$(213,109)	$(95,389)	$(28,995)	$(2,612,564)	$(10,365)

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Three Months Ended November 30, 2009 and 2008, and
from inception (July 22, 2005) through November 30, 2009
(Unaudited)

			From inception
			July 22, 2005
			through
	Three months ended November 30,		November 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(236,764)	$(531,036)	$(2,612,564)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	256	189	1,450
Value of common shares issued for services	178,419	480,984	1,955,827
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(1,243)	(848)	(8,690)
Asset impairment	-	-	36,930
Change in other assets and liablities:
Accounts receivable	(66)	-	(974)
Prepaid expenses and other assets	34,297	804	(5,615)
Accounts payable	10,487	(37,500)	(14,788)
Net cash used in operations	(14,614)	(87,407)	(633,424)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(3,777)	-	(142,549)
Proceeds from sale of undeveloped leasehold	-	4,000	47,975
Investment in uranium properties	-	-	(5,673)
Net cash provided by (used in) investing activities	(3,777)	4,000	(111,247)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	103	1,000	14,503
Loan proceeds (repayment)	-	(30,000)	80,000
Proceeds from sale of common stock	-	3,600	649,510
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	103	(25,400)	745,063

Net increase (decrease) in cash and cash equivalents	(18,288)	(108,807)	392
Cash and cash equivalents, beginning of period	18,680	343,739	-
Cash and cash equivalents, end of period	$392	$234,932	$392

Supplemental cash flow information
Cash paid for interest	$3,000	$-	$27,150
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	200,000	200,000

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2009
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended August 31, 2009.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after November 30, 2009, up until the issuance of the financial statements, which occurred on January 14, 2010.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.  In December 2007 the Company changed its name to Royal Energy Resources, Inc.

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest.  During the last half of fiscal 2008, the Company invested in three oil & gas drilling prospects in Washington County, Oklahoma, and has advanced additional funds to participate in three re-works.  Two wells began initial sales in November 2008 and two other wells are currently being re-completed.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2010. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $2,641,559 ($28,995 in a prior development stage) through November 30, 2009, and incurred losses of $236,764 for the three months then ended.

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

In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment.   Subsequently, the Company continued to sell its common stock to raise capital to continue operations.  During 2008, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects.  The Company borrowed $140,000 ($80,000 balance at November 30, 2009) with a note payable and raised $413,172 from the sale of its common stock during fiscal 2008.  However, while energy prices have improved the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

Stock option plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.   The Company, during the three months ended May 31, 2008 granted options to acquire 1,000,000 shares of its common stock that were fair valued under the Black Scholes model in the amount of $328,975.  This amount was amortized over the twelve month option period.  No other options are currently outstanding.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had $18,929 and $15,152 at November 30, 2009 and August 31, 2009, respectively in unproved property costs that have not been evaluated and are not being amortized.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  Amortization in the amount of $256 and $189 was recorded during the three months ended November 30, 2009 and 2008, respectively.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments of non-oil and gas long-lived assets have been recorded as of November 30, 2009.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At November 30, 2009 and August 31, 2009, there were no natural gas imbalances.

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

Deferred income taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such asset will be realized.

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At November 30, 2009 and 2008, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At November 30, 2009 and August 31, 2009, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

Recent accounting pronouncements

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The Company adopted this new accounting pronouncement for the quarterly period ended November 30, 2009, as required, and adoption did not have a material impact on our financial statements taken as a whole.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 was effective for our financial statements beginning September 1, 2009 and did not have a significant impact on our financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 had no impact on our financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on our financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have any impact on our financial statements.

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

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 6,000 acres and 6,000 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of November 30, 2009 and August 31, 2009, respectively.  In addition, the Company holds the lease for uranium rights on approximately 3,500 acres in Wyoming as of November 30, 2009 and August 31, 2009, respectively.

The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest.  Revenue from these transactions is accounted for using the full cost method of accounting.

OIL AND GAS PRODUCING PROPERTIES

During fiscal 2008, the Company prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well is being re-completed.

Prepaid drilling cost includes a balance of $41,761 and $50,343 in prepaid costs for the initial three wells in Washington County, Oklahoma and three additional wells to be re-worked as of November 30, 2009 and August 31, 2009, respectively.

3	NOTE PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which has been extended to January 20, 2010.  The loan has a balance of $80,000 at November 30, 2009.

4	INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through November 30, 2009, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the three months ended November 30, 2009 and 2008 as follows:

	2009	2008

"Normally expected" income tax benefit	$80,500	$180,600
State income taxes net of federal benefit	9,500	21,200
Valuation allowance	(90,000)	(201,800)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $2,642,000 which will expire in various periods from 2019 to 2029, some of which may be limited as to the amount available on an annual basis.

5	STOCKHOLDERS’ EQUITY

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  At November 30, 2009 and August 31, 2009, 23,388,731 and 22,388,731 shares were issued and outstanding, respectively.

At this same time, the Company was authorized to issue 10,000,000 shares of its $0.00001 preferred stock.  In December 2007 the Company issued 100,000 shares of its preferred stock for $1,000 to the Company's chief executive officer.

During fiscal 2008 and 2009, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  Included in these agreements was the payment of $85,000 in cash, which has been paid.  In addition, an aggregate of 6,516,000 shares of the Company’s common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company’s common stock.  The agreements cover periods ranging from 1 to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements.  The Company has determined the total cost of the agreements is approximately $1,865,215.  As of November 30, 2009, the un-amortized portion of these agreements amounts to approximately $95,388 and is included as a reduction of stockholders equity in the accompanying financial statements.

6	RELATED PARTY TRANSACTIONS

Stock subscription receivable - On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company’s $0.00001 par value common shares for $0.02 per share.  The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase.  The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.  Payments of $14,400 have been received by the Company and at November 30, 2009 the Company is owed $75,295, including accrued interest for this note.

On July 14, 2009, the President and Chief Executive Officer of the Company purchased 950,000 shares of the Company's $0.00001 par value common shares for $0.05 per share.  The Company received a cash payment of $105 and a note receivable in the amount of $47,395 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on July 14, 2014.  At November 30, 2009 the Company is owed $47,756, including accrued interest for this note.

On July 28, 2009, the Secretary and Treasurer of the Company purchased 600,000 shares of the Company's $0.00001 par value common shares for $0.05 per share.  The Company received a cash payment of $63 and a note receivable in the amount of $29,937 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on July 28, 2014.  At November 30, 2009 the Company is owed $30,142, including accrued interest for this note.

On November 24, 2009, the President and Chief Executive Officer of the Company purchased 1,000,000 shares of the Company's $0.00001 par value common shares for $0.06 per share.  The Company received a cash payment of $103 and a note receivable in the amount of $59,897 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on November 24, 2014.  At November 30, 2009 the Company is owed $59,917, including accrued interest for this note.

Equity contribution - The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

Reimbursements - The Company's Chief Executive Officer received $5,424 and $9,400 during the three months ended November 30, 2009 and 2008, respectively, as reimbursements for travel and office expenses.

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

We completed the acquisition of our first property on August 25, 2005; a condominium in exchange for $25,000 in cash and 1,900,000 shares of our common stock which was valued at $190,000.  In March 2008, we entered into a rescission agreement, the result of which was the cancellation of 1,900,000 common shares in exchange for the condominium property.  At the time of the exchange, the condominium was appraised at a fair market value of $200,000 and we recorded a loss of $15,000 on the transaction.  As a result of the current real estate environment in the United States, we are currently limiting any potential acquisitions to Eastern European countries.

The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently represent approximately 6,000 acres of property located in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt County Wyoming.  The Company also holds leases for the uranium rights on approximately 3,500 acres in Wyoming.  The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has completed several transactions wherein the Company sold the lease rights and retained a royalty interest.  No exploration activities have yet taken place.  The Company has received proceeds of $47,975 from these transactions.

During fiscal 2008, we prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well is in process of being re-completed.  An additional net $36,700 has been advanced to participate in three additional workover prospects.

We have had only nominal revenues since inception.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our current assets at May 31, 2009, consist of our cash balance of $392, accounts receivable of $974 and prepaid expenses of $4,286.  Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs.

We anticipate requiring substantial capital for investments in energy leases and oil and gas drilling prospects and our operating costs have increased for consultants finding prospects.  There can be no assurance that we will be able to continue to find sufficient funding to support our current business plan.

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

We had revenue from oil and gas production of $2,045 and $689 during the three months ended November 30, 2009 and 2008, respectively.  Our revenue is all from oil production for which prices had improved during 2009.  In addition, production did not commence until the middle of the 2008 period.

Non-cash compensation amounted to $178,419 in fiscal 2009 as compared to $480,984 in fiscal 2008.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

During the three-month period in fiscal 2009, selling, general and administrative expenses amounted to $56,149 as compared to $28,920 in the year earlier period.  Increases are primarily due to the increase in cash consulting fees and higher professional services.

During the three-month period in fiscal 2009, we recognized a loss of $719 from commodities trading, recognized interest expense of $3,000 and recorded interest income in the amount of $1,243 from related parties.  During the same period in 2008, we recognized a loss from commodities trading of $18,023 had interest expense of $4,500 and recorded interest income of $2,345 ($848 from a related party).

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

1 (a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2009.  Based on that review and evaluation, which included inquiries made to certain consultants of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, primarily due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended November 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2009, the Company issued 1,000,000 shares of its common stock, valued at $60,000 to its Chief Executive Officer for $103 in cash and a note in the amount of $59,897.

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

ROYAL ENERGY RESOURCES, INC.

Date: January 14, 2010

	By: /s/	Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer