Form 10-Q
period 2010-02-28
Royal Energy Resources, Inc.
filed 2010-04-16
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,013,731 shares of common stock outstanding as of April 14, 2010.

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

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheets
February 28, 2010 (unaudited) and August 31, 2009

	February 28,	August 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$57	$18,680
Accounts receivable	2,001	908
Prepaid expenses	-	30,000
Total current assets	2,058	49,588
Oil and gas properties, on full cost method:
Proved properties	56,335	50,335
Unproved properties not being amortized	22,217	15,152
	78,552	65,487
Accumulated depreciation, depletion and amortization	(11,846)	(11,469)
	66,706	54,018
Other assets
Prepaid drilling costs	36,633	50,343
Investment in uranium properties	4,329	4,329
Deposits	1,040	1,040
Total other assets	42,002	55,712
Total assets	$110,766	$159,318

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$47,169	$30,198
Convertible note payable	80,000	80,000
Total current liabilities	127,169	110,198

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 shares issued and outstanding	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares;
24,013,731 and 22,388,731 shares issued and outstanding at
February 28, 2010 and August 31, 2009, respectively	240	224
Additional paid-in capital	2,976,950	2,879,466
Deferred option and stock compensation	(31,673)	(273,807)
Common stock subscription receivable	(207,773)	(151,969)
Deficit accumulated during the development stage	(2,754,148)	(2,404,795)
Total stockholders' equity (deficit)	(16,403)	49,120
Total liabilities and stockholders' equity (deficit)	$110,766	$159,318

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended February 28, 2010 and 2009
(Unaudited)

	Three Months Ended
	February 28,
	2010	2009

Oil and gas production	$1,107	$-
Total revenues	1,107	-
Costs and expenses:
Lease operating expense	1,900	1,346
Production taxes	80	-
Depreciation, depletion and amortization	121	-
Non-cash compensation	95,215	436,110
Other selling, general and administrative expense	14,135	80,743
Total costs and expenses	111,451	518,199
Loss from operations	(110,344)	(518,199)
Other expenses (income):
Loss on comodities trading	-	9,713
Interest income	-	(937)
Interest income - related party	(1,505)	(826)
Interest expense	3,750	3,875
	2,245	11,825
Loss before income taxes	(112,589)	(530,024)
Provision for income taxes	-	-
Net loss	$(112,589)	$(530,024)

Net loss per share, basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding,
basic and diluted	23,460,398	18,739,975

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Six Months Ended February 28, 2010 and 2009 and
from inception (July 22, 2005) through February 28, 2010
(Unaudited)
			Inception
			(July 22, 2005)
	Six Months Ended		Through
	February 28,		February 28,
	2010	2009	2010

Oil and gas production	$3,152	$689	$7,462
Total revenues	3,152	689	7,462
Costs and expenses:
Lease operating expense	3,262	2,750	8,973
Production taxes	227	50	537
Depreciation, depletion and amortization	377	189	1,571
Asset impairment	-	-	36,930
Non-cash compensation	273,634	917,094	2,051,042
Other selling, general and administrative expense	70,284	109,771	565,714
Total costs and expenses	347,784	1,029,854	2,664,767
Loss from operations	(344,632)	(1,029,165)	(2,657,305)
Other expenses (income):
Loss on disposition by rescission agreement
of condominium	-	-	15,000
Loss on comodities trading	719	27,737	36,557
Interest income	-	(2,434)	(4,414)
Interest income - related party	(2,748)	(1,674)	(10,195)
Interest expense	6,750	8,375	30,900
	4,721	32,004	67,848
Loss before income taxes	(349,353)	(1,061,169)	(2,725,153)
Provision for income taxes	-	-	-
Net loss	$(349,353)	$(1,061,169)	$(2,725,153)

Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.20)

Weighted average shares outstanding,
basic and diluted	22,954,753	18,489,510	13,909,367

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
Inception of Development Stage, July 22, 2005, through February 28, 2010

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	5,930,300	59	22,426
Sale of common stock for cash	-	-	320,000	3	31,997
Common stock issued for
real estate investment	-	-	1,900,000	19	189,981
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance August 31, 2005	-	-	8,150,300	81	250,964
Sale of common stock for cash	-	-	1,086,667	12	120,488
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	9,236,967	93	371,452
Sale of common stock	-	-	4,670,060	46	161,614
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	13,907,027	139	533,066
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	2,295,704	23	413,149
Common stock issued for
consulting contracts	-	-	2,965,000	30	977,745
Cash portion of consulting
contracts	-	-	-	-	-
Rescission of real estate
purchase	-	-	(1,900,000)	(19)	(199,981)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	17,267,731	173	1,724,978
Sale of common stock for cash	-	-	20,000	-	3,600
Common stock issued for
consulting contracts	-	-	3,551,000	36	887,403
Cash portion of consulting contracts	-	-	-	-	-
Amortization of prepaid
consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	1,550,000	15	263,485
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2009	100,000	1	22,388,731	224	2,879,466
Common stock issued for
consulting contracts	-	-	525,000	5	31,495
Amortization of prepaid
consulting contracts	-	-	-	-	-
Stock issued for drilling agreement	-	-	100,000	1	5,999
Stock subscription receivable:
Sold	-	-	1,000,000	10	59,990
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, February 28, 2010	100,000	$1	24,013,731	$240	$2,976,950

(Continued)

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit), continued
Inception of Development Stage, July 22, 2005, through February 28, 2010

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for
real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for
consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting
contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate
purchase	-	-	-	-	(200,000)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	-	-	3,600
Common stock issued for
consulting contracts	-	(887,440)	-	-	-
Cash portion of consulting contracts	-	(40,900)	-	-	(40,900)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	1,252,861	-	-	1,252,861
Cash portion	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	(77,332)	-	-	-	186,168
Payments received	1,000				1,000
Interest accrued	(3,545)				(3,545)
Net loss	-	-	-	(1,723,711)	(1,723,711)
Balance, August 31, 2009	(151,969)	(273,807)	(28,995)	(2,375,800)	49,120
Common stock issued for
consulting contracts	-	(31,500)	-	-	-
Amortization of prepaid
consulting contracts	-	273,634	-	-	273,634
Stock issued for drilling agreement	-	-	-	-	6,000
Stock subscription receivable:
Sold	(60,000)	-	-	-	-
Payments received	6,944	-	-	-	6,944
Interest accrued	(2,748)	-	-	-	(2,748)
Net loss	-	-	-	(349,353)	(349,353)
Balance, February 28, 2010	$(207,773)	$(31,673)	$(28,995)	$(2,725,153)	$(16,403)

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Six Months Ended February 28, 2010 and 2009, and
from inception (July 22, 2005) through February 28, 2010
(Unaudited)
			From inception
			July 22, 2005
			through
	Six months ended February 28,		February 28,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(349,353)	$(1,061,169)	$(2,725,153)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and depletion	377	189	1,571
Value of common shares issued for services	273,634	917,094	2,051,042
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(2,748)	(1,674)	(10,195)
Asset impairment	-	-	36,930
Change in other assets and liablities:
Accounts receivable	(1,093)	(26,267)	(2,001)
Prepaid expenses and other assets	43,710	2,151	3,798
Accounts payable	16,971	(12,700)	(8,304)
Net cash used in operations	(18,502)	(182,376)	(637,312)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(7,065)	(1,941)	(145,837)
Proceeds from sale of undeveloped leasehold	-	30,267	47,975
Investment in uranium properties	-	(950)	(5,673)
Net cash provided by (used in) investing activities	(7,065)	27,376	(114,535)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	6,944	1,000	21,344
Loan proceeds (repayment)	-	(40,000)	80,000
Proceeds from sale of common stock	-	3,600	649,510
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	6,944	(35,400)	751,904

Net increase (decrease) in cash and cash equivalents	(18,623)	(190,400)	57
Cash and cash equivalents, beginning of period	18,680	343,739	-
Cash and cash equivalents, end of period	$57	$153,339	$57

Supplemental cash flow information
Cash paid for interest	$6,750	$4,500	$30,900
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for drilling participation agreement	6,000	-	6,000

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2010
(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) (formerly known as World Marketing, Inc. ("WMI"). RER is a development stage enterprise within the meaning of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities."

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after February 28, 2010, up until the issuance of the financial statements, which occurred on April 16, 2010.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.  In December 2007 the Company changed its name to Royal Energy Resources, Inc.

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest.  During the last half of fiscal 2008, the Company invested in three oil & gas drilling prospects in Washington County, Oklahoma, and has advanced additional funds to participate in three re-works.  Two wells began initial sales in November 2008 and two other wells are currently being evaluated.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $2,754,148 ($28,995 in a prior development stage) through February 28, 2010, and incurred losses of $349,353 for the six months then ended.  The Company's convertible note payable in the amount of $80,000 is currently past due.

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

In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment.   Subsequently, the Company continued to sell its common stock to raise capital to continue operations.  During 2008, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects.  The Company borrowed $140,000 ($80,000 balance at February 28, 2010) with a note payable and raised $413,172 from the sale of its common stock during fiscal 2008.  However, while energy prices have improved the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

Stock option plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.   The Company, during the three months ended May 31, 2008 granted options to acquire 1,000,000 shares of its common stock that were fair valued under the Black Scholes model in the amount of $328,975.  This amount was amortized over the twelve month option period and the option expired.  No options are currently outstanding.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had $22,217 and $15,152 at February 28, 2010 and August 31, 2009, respectively in unproved property costs that have not been evaluated and are not being amortized.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  Amortization in the amount of $121 and none was recorded during the three months ended February 28, 2010 and 2009 and $377 and $189 in the six months ended February 28, 2010 and 2009, respectively.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments of non-oil and gas long-lived assets have been recorded as of February 28, 2010.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At February 28, 2010 and August 31, 2009, there had been no natural gas sales and there were no natural gas imbalances.

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

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At February 28, 2010 and 2009, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.  There are no contingencies of which the Company is aware at February 28, 2010.

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At February 28, 2010 and August 31, 2009, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

Recent accounting pronouncements

Below is a listing of the most recent accounting standards issued by the Financial Accounting Standards Board ("FASB") and their effect on the Company.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of this Update are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 are effective for the Company beginning in 2010 and are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

    In January 2010, the FASB issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

    In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

    In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

    In January 2010, the FASB issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The provisions of ASU 2010-01 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.   In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The provisions of SFAS 167 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.  In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

2           INVESTMENT IN ENERGY PROPERTIES

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 6,000 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of February 28, 2010 and August 31, 2009, respectively.  In addition, the Company holds the lease for uranium rights on approximately 3,500 acres in Wyoming as of February 28, 2010 and August 31, 2009, respectively.

The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest.  Revenue from these transactions is accounted for using the full cost method of accounting.

OIL AND GAS PRODUCING PROPERTIES

During fiscal 2008, the Company prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well is being evaluated for re-completion.

Prepaid drilling cost includes a balance of $36,633 and $50,343 in prepaid costs for the initial three wells in Washington County, Oklahoma and three additional wells to be re-worked as of February 28, 2010 and August 31, 2009, respectively.

3	CONVERTIBLE NOTE PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which has been extended to January 1, 2010 and revised to be convertible into common stock.  The loan is currently past due and has a balance of $80,000 at February 28, 2010.  The board of directors has authorized the note to be convertible into the Company's common stock at the rate of $0.05 per share.

4           INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through November 30, 2009, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the six months ended February 28, 2010 and 2009 as follows:

	2010	2009

"Normally expected" income tax benefit	$118,800	$360,800
State income taxes net of federal benefit	14,000	42,400
Valuation allowance	(132,800)	(403,200)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $2,749,000 which will expire in various periods from 2019 to 2030, some of which may be limited as to the amount available on an annual basis.

5           STOCKHOLDERS’ EQUITY

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  At February 28, 2010 and August 31, 2009, 24,013,731 and 22,388,731 shares were issued and outstanding, respectively.

At this same time, the Company was authorized to issue 10,000,000 shares of its $0.00001 preferred stock.  In December 2007 the Company issued 100,000 shares of its preferred stock for $1,000 to the Company's chief executive officer.

During the past two years, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  Included in these agreements was the payment of $125,900 in cash, which has been paid.  In addition, an aggregate of 7,041,000 shares of the Company’s common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company’s common stock.  The agreements cover periods ranging from 1 to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements.  The Company has determined the total cost of the agreements is approximately $2,022,615.  As of February 28, 2010, the un-amortized portion of these agreements amounts to $31,673 and is included as a reduction of stockholders equity in the accompanying financial statements.

During February 2010, we issued 100,000 shares of our common stock, valued at $6,000, for the right of first refusal to acquire a 25% participation interest in the next 25 wells to be drilled by North American Energy Resources, Inc. in Washington County, Oklahoma.  The cost was added to the full cost pool.

During February 2010, we issued 525,000 shares of our common stock valued at $31,500 for two consulting agreements, the cost of which is being amortized over the three and five month lives of the agreements.

6           RELATED PARTY TRANSACTIONS

Stock subscription receivable - On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company’s $0.00001 par value common shares for $0.02 per share.  The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase.  The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.  Payments of $21,241 have been received by the Company and at February 28, 2010  the Company is owed $69,282, including accrued interest for this note.

On July 14, 2009, the President and Chief Executive Officer of the Company purchased 950,000 shares of the Company's $0.00001 par value common shares for $0.05 per share.  The Company received a cash payment of $105 and a note receivable in the amount of $47,395 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on July 14, 2014.  At February 28, 2010 the Company is owed $47,990, including accrued interest for this note.

On July 28, 2009, the Secretary and Treasurer of the Company purchased 600,000 shares of the Company's $0.00001 par value common shares for $0.05 per share.  The Company received a cash payment of $63 and a note receivable in the amount of $29,937 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on July 28, 2014.  At February 28, 2010 the Company is owed $30,290, including accrued interest for this note.

On November 24, 2009, the President and Chief Executive Officer of the Company purchased 1,000,000 shares of the Company's $0.00001 par value common shares for $0.06 per share.  The Company received a cash payment of $103 and a note receivable in the amount of $59,897 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on November 24, 2014.  At February 28, 2010  the Company is owed $60,212, including accrued interest for this note.

Equity contribution - The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

Reimbursements - The Company's Chief Executive Officer received $6,380 and $18,700 during the six months ended February 28, 2010 and 2009, respectively, as reimbursements for travel and office expenses.

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

During fiscal 2008, we prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well is being evaluated for re-completion.  An additional net $36,700 has been advanced to participate in three additional workover prospects.

During February 2010, we issued 100,000 shares of our common stock, valued at $6,000, for the right of first refusal to acquire a 25% participation interest in the next 25 wells to be drilled by North American Energy Resources, Inc. in Washington County, Oklahoma.

We have had only nominal revenues since inception.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our current assets at February 28, 2010 consist of our cash balance of $57 and accounts receivable of $2,001.  Our convertible note payable has a balance of $80,000 which is past due at February 28, 2010.  Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs.

We anticipate requiring substantial capital for investments in energy leases and oil and gas drilling prospects and our operating costs have increased for consultants finding prospects.  There can be no assurance that we will be able to continue to find sufficient funding to support our current business plan.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

Revenues - We had revenue from oil and gas production of $1,107 and none during the three months ended February 28, 2010 and 2009, respectively.  Our revenue is all from oil production for which prices had improved during the past twelve months.  The Company had initial production during the first quarter of the 2009 period and were shut-in completing production facilities during the second quarter.  During the 2010 quarter, the Company was shut-in for approximately 1/2 of the period for repairs which were delayed due to the weather.

Costs and expenses - Our costs and expenses were as follows for the three months ended February 28, 2010 and 2009.

	2010	2009

Lease operating expense	$1,900	$1,346
Production taxes	80	-
Depreciation, depletion and amortization	121	-
Non-cash compensation	95,215	436,110
Other selling, general and administrative expense	14,135	80,743
	$111,451	$518,199

Non-cash compensation amounted to $95,215 in fiscal 2010 as compared to $436,110 in fiscal 2009.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

Other selling, general and administrative expenses have decreased primarily as a result of cost cutting measures put in place by the Company while they explore money raising options.

Other expenses (income) - consist of the following during the three months ended February 28, 2010 and 2009.

	2010	2009

Loss on comodities trading	$-	$9,713
Interest income	-	(937)
Interest income - related party	(1,505)	(826)
Interest expense	3,750	3,875
	$2,245	$11,825

During the three-month period in fiscal 2009, we recognized a loss of $9,713 from commodities trading, recognized interest expense of $3,875 and recorded interest income in the amount of $937 from unrelated parties and $826 from related parties.  During the same period in 2010, we had closed the commodities trading account, had interest expense of $3,750 and recorded interest income of $1,505 from a related party.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

Revenues - We had revenue from oil and gas production of $3,152 and $689 during the six months ended February 28, 2010 and 2009, respectively.  Our revenue is all from oil production for which prices had improved during the past twelve months.  The Company had initial production during the first quarter of the 2009 period and were shut-in completing production facilities during the second quarter.  During the 2010 period, the Company was shut-in for approximately 1/2 of the second quarter for repairs which were delayed due to the weather.

Costs and expenses - Our costs and expenses were as follows for the six months ended February 28, 2010 and 2009.

	2010	2009

Lease operating expense	$3,262	$2,750
Production taxes	227	50
Depreciation, depletion and amortization	377	189
Non-cash compensation	273,634	917,094
Other selling, general and administrative expense	70,284	109,771
	$347,784	$1,029,854

Non-cash compensation amounted to $273,634 in fiscal 2010 as compared to $917,097 in fiscal 2009.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

Other selling, general and administrative expenses have decreased primarily as a result of cost cutting measures put in place by the Company while they explore money raising options.

Other expenses (income) - consist of the following during the six months ended February 28, 2010 and 2009.
	2010	2009

Loss on comodities trading	$719	$27,737
Interest income	-	(2,434)
Interest income - related party	(2,748)	(1,674)
Interest expense	6,750	8,375
	$4,721	$32,004

During the six-month period in fiscal 2009, we recognized a loss of $27,737 from commodities trading, recognized interest expense of $8,375 and recorded interest income in the amount of $2,434 from unrelated parties and $1,674 from related parties.  During the same period in 2010, we had closed the commodities trading account in the first quarter and recognized a loss of $719, had interest expense of $6,750 and recorded interest income of $2,748 from a related party.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2010.  Based on that review and evaluation, which included inquiries made to certain consultants of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, primarily due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended February 28, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
None

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended February 28, 2010, the Company issued 100,000 shares of its common stock, valued at $6,000 as consideration for a right of first refusal to acquire a 25% participation in the first 25 wells drilled by North American Energy Resources, Inc. in Washington County, Oklahoma.  During February 2010, the Company issued 525,000 shares of its common stock, valued at $31,500, as consideration for two consulting agreements.

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

ROYAL ENERGY RESOURCES, INC.

Date: April 16, 2010	By:	/s/ Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer