Form 10-Q
period 2010-03-31
Royal Energy Resources, Inc.
filed 2010-07-15
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,713,731 shares of common stock outstanding as of July 7, 2010.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheets
May 31, 2010  (unaudited) and August 31, 2009

	May 31,	August 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$5	$18,680
Accounts receivable	4,990	908
Prepaid expenses	-	30,000
Total current assets	4,995	49,588
Oil and gas properties, on full cost method:
Proved properties	56,335	50,335
Unproved properties not being amortized	4,878	15,152
	61,213	65,487
Accumulated depreciation, depletion and amortization	(12,182)	(11,469)
	49,031	54,018
Other assets
Prepaid drilling costs	32,558	50,343
Investment in uranium properties	4,329	4,329
Deposits	1,040	1,040
Total other assets	37,927	55,712
Total assets	$91,953	$159,318

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$42,239	$30,198
Convertible note payable	80,000	80,000
Accrued interest	14,000	-
Convertible debenture	4,530	-
Total current liabilities	140,769	110,198

Commitments and contingencies

Stockholders' equity (deficit)

Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares; 24,513,731 and 22,388,731 shares issued and outstanding at May 31, 2010 and August 31, 2009, respectively	245	224
Additional paid-in capital	2,999,045	2,879,466
Deferred option and stock compensation	(27,045)	(273,807)
Common stock subscription receivable	(197,797)	(151,969)
Accumulated deficit	(28,995)	(28,995)
Deficit accumulated during the development stage	(2,794,270)	(2,375,800)
Total stockholders' equity (deficit)	(48,816)	49,120
Total liabilities and stockholders' equity (deficit)	$91,953	$159,318

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended May 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	May 31,
	2010	2009

Oil and gas production	$3,221	$1,810
Total revenues	3,221	1,810
Costs and expenses:
Lease operating expense	2,739	899
Production taxes	232	130
Depreciation, depletion and amortization	336	594
Asset impairment	18,676	-
Non-cash compensation	24,628	235,995
Other selling, general and administrative expense	8,421	48,125
Total costs and expenses	55,032	285,743
Loss from operations	(51,811)	(283,933)
Other expenses (income):
Loss on comodities trading	-	(2,568)
Interest income	-	-
Interest income - related party	(1,449)	(1,263)
Interest expense	18,755	3,500
	17,306	(331)
Loss before income taxes	(69,117)	(283,602)
Provision for income taxes	-	-
Net loss	$(69,117)	$(283,602)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	24,193,079	19,136,296

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Nine Months Ended May 31, 2010 and 2009 and
from inception (July 22, 2005) through May 31, 2010
(Unaudited)

			Inception
			(July 22, 2005)
	Nine Months Ended		Through
	May 31,		May 31,
	2010	2009	2010

Oil and gas production	$6,372	$2,499	$10,682
Total revenues	6,372	2,499	10,682
Costs and expenses:
Lease operating expense	6,000	3,649	11,711
Production taxes	459	180	769
Depreciation, depletion and amortization	713	783	1,907
Asset impairment	18,676	-	55,606
Non-cash compensation	298,262	1,137,072	2,075,670
Other selling, general and administrative expense	78,705	173,913	574,135
Total costs and expenses	402,815	1,315,597	2,719,798
Loss from operations	(396,443)	(1,313,098)	(2,709,116)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	-	15,000
Loss on comodities trading	719	25,168	36,557
Interest income	-	(2,853)	(4,414)
Interest income - related party	(4,197)	(2,518)	(11,644)
Interest expense	25,505	11,875	49,655
	22,027	31,672	85,154
Loss before income taxes	(418,470)	(1,344,770)	(2,794,270)
Provision for income taxes	-	-	-
Net loss	$(418,470)	$(1,344,770)	$(2,794,270)

Net loss per share, basic and diluted	$(0.02)	$(0.07)

Weighted average shares outstanding, basic and diluted	23,372,064	18,707,475

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
Inception of Development Stage, July 22, 2005, through May 31, 2010

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	5,930,300	59	22,426
Sale of common stock for cash	-	-	320,000	3	31,997
Common stock issued for real estate investment	-	-	1,900,000	19	189,981
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance August 31, 2005	-	-	8,150,300	81	250,964
Sale of common stock for cash	-	-	1,086,667	12	120,488
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	9,236,967	93	371,452
Sale of common stock	-	-	4,670,060	46	161,614
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	13,907,027	139	533,066
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	2,295,704	23	413,149
Common stock issued for consulting contracts	-	-	2,965,000	30	977,745
Cash portion of consulting contracts	-	-	-	-	-
Rescission of real estate purchase	-	-	(1,900,000)	(19)	(199,981)
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	17,267,731	173	1,724,978
Sale of common stock for cash	-	-	20,000	-	3,600
Common stock issued for consulting contracts	-	-	3,551,000	36	887,403
Cash portion of consulting contracts	-	-	-	-	-
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	1,550,000	15	263,485
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2009	100,000	1	22,388,731	224	2,879,466
Common stock issued for consulting contracts	-	-	1,025,000	10	51,490
Amortization of prepaid consulting contracts	-	-	-	-	-
Stock issued for drilling agreement	-	-	100,000	1	5,999
Intrinsic value of beneficial conversion feature of convertible debenture	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	1,000,000	10	59,990
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, May 31, 2010	100,000	$1	24,513,731	$245	$2,999,045

(Continued)

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit), continued
Inception of Development Stage, July 22, 2005, through May 31, 2010

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate purchase consulting contracts:	-	-	-	-	(200,000)
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	-	-	3,600
Common stock issued for consulting contracts	-	(887,440)	-	-	-
Cash portion of consulting contracts	-	(40,900)	-	-	(40,900)
Amortization of prepaid consulting contracts:
Non-cash portion	-	1,252,861	-	-	1,252,861
Cash portion	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	(77,332)	-	-	-	186,168
Payments received	1,000				1,000
Interest accrued	(3,545)				(3,545)
Net loss	-	-	-	(1,723,711)	(1,723,711)
Balance, August 31, 2009	(151,969)	(273,807)	(28,995)	(2,375,800)	49,120
Common stock issued for consulting contracts	-	(51,500)	-	-	-
Amortization of prepaid consulting contracts	-	298,262	-	-	298,262
Stock issued for drilling agreement	-	-	-	-	6,000
Intrinsic value of beneficial conversion feature of convertible debenture	-	-	-	-	2,100
Stock subscription receivable:
Sold	(60,000)	-	-	-	-
Payments received	18,369	-	-	-	18,369
Interest accrued	(4,197)	-	-	-	(4,197)
Net loss	-	-	-	(418,470)	(418,470)
Balance, May 31, 2010	$(197,797)	$(27,045)	$(28,995)	$(2,794,270)	$(48,816)

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Nine Months Ended May 31, 2010 and 2009, and
from inception (July 22, 2005) through May 31, 2010
(Unaudited)

			From inception
			July 22, 2005
			through
	Nine months ended May 31,		May 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(418,470)	$(1,061,169)	$(2,794,270)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	713	189	1,907
Value of common shares issued for services	298,262	917,094	2,075,670
Intrinsic value of beneficial conversion feature of convertible debenture	630	-	630
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(4,197)	(1,674)	(11,644)
Asset impairment	18,676	-	55,606
Change in other assets and liablities:
Accounts receivable	(4,082)	(26,267)	(4,990)
Prepaid expenses and other assets	47,785	2,151	7,873
Accounts payable	18,041	(12,700)	(7,234)
Accrued expenses	14,000	-	14,000
Net cash used in operations	(28,642)	(182,376)	(647,452)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(8,402)	(1,941)	(147,174)
Proceeds from sale of undeveloped leasehold	-	30,267	47,975
Investment in uranium properties	-	(950)	(5,673)
Net cash provided by (used in) investing activities	(8,402)	27,376	(115,872)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	18,369	1,000	32,769
Loan proceeds (repayment)	-	(40,000)	80,000
Proceeds from sale of common stock	-	3,600	649,510
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	18,369	(35,400)	763,329

Net increase (decrease) in cash and cash equivalents	(18,675)	(190,400)	5
Cash and cash equivalents, beginning of period	18,680	343,739	-
Cash and cash equivalents, end of period	$5	$153,339	$5

Supplemental cash flow information
Cash paid for interest	$6,750	$4,500	$30,900
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for drilling participation agreement	6,000	-	6,000

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2010
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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after May 31, 2010, up until the issuance of the financial statements, which occurred on July 14, 2010.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.  In December 2007 the Company changed its name to Royal Energy Resources, Inc.

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest.  During the last half of fiscal 2008, the Company invested in three oil & gas drilling prospects in Washington County, Oklahoma, and has advanced additional funds to participate in three re-works.  Two wells began initial sales in November 2008.  Two other wells have been determined to be commercially uneconomical and the related costs have been included in the full cost pool.  The Company recorded an asset impairment of $18,676 as a result of a ceiling test limitation.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $2,823,265 ($28,995 in a prior development stage) through May 31, 2010, and incurred losses of $418,470 for the nine months then ended.  The Company's convertible note payable in the amount of $80,000 is currently past due.

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

In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment.   Subsequently, the Company continued to sell its common stock to raise capital to continue operations.  During 2008, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects.  The Company borrowed $140,000 ($80,000 balance at May 31, 2010) with a note payable and raised $413,172 from the sale of its common stock during fiscal 2008.  However, while energy prices have improved the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had $4,878 and $15,152 at May 31, 2010 and August 31, 2009, respectively in unproved property costs that have not been evaluated and are not being amortized.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  At May 31, 2010, the Company transferred $18,676 in unproved property costs to the full cost pool when it was determined the properties were not capable of commercial production.  In addition, the Company recorded an asset impairment of $18,676 due to a ceiling test limitation.  Amortization in the amount of $336 and $594 was recorded during the three months ended May 31, 2010 and 2009 and $713 and $783 in the nine months ended May 31, 2010 and 2009, respectively.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments of non-oil and gas long-lived assets have been recorded as of May 31, 2010.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At May 31, 2010 and August 31, 2009, there had been no natural gas sales and there were no natural gas imbalances.

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

Oil and natural gas reserve estimates

The Company prepares its oil and natural gas reserves with the assistance of a consultant.  Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity.  Consistent with SEC requirements, we have based our present value of proved reserves on spot prices on the date of the estimate as of August 31, 2009.  The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation.  Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded.  Actual results could differ materially from these estimates.

Deferred income taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such asset will be realized.

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At May 31, 2010 and 2009, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.  There are no contingencies of which the Company is aware at May 31, 2010.

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At May 31, 2010 and August 31, 2009, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

Recent accounting pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through July 13, 200 and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting."  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and are not expected to have a significant impact on the Company's financial position.

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

In January 2010, the FASB issued ASU 2010-03, Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 6,000 acres in Crook, Banner, Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of May 31, 2010 and August 31, 2009, respectively.  In addition, the Company holds the lease for uranium rights on approximately 3,500 acres in Wyoming as of May 31, 2010 and August 31, 2009, respectively.

The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest.  Revenue from these transactions is accounted for using the full cost method of accounting.

OIL AND GAS PRODUCING PROPERTIES

During fiscal 2008, the Company prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008 and the third well was determined to not have commercially economic production and the related costs were transferred to the full cost pool.  The Company recorded an asset impairment during the quarter ended May 31, 2010, of $18,676 due to a ceiling test limitation.

Prepaid drilling cost includes a balance of $32,558 and $50,343 in prepaid costs for the initial three wells in Washington County, Oklahoma and three additional wells to be re-worked as of May 31, 2010 and August 31, 2009, respectively.

3	CONVERTIBLE NOTE PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which has been extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties.  The loan is currently past due and has a balance of $80,000 at May 31, 2010.

4	CONVERTIBLE DEBENTURE

On April 13, 2010, the Company issued a convertible debenture in the amount of $6,000.  The debenture bears interest at the rate of $10% per annum, is due on September 13, 2010, is convertible into the Company's common stock at a conversion rate of 65% of the lowest closing bid price of the common stock during the immediately preceding 30 trading days and there is no pre-payment penalty.  Accordingly, at issuance, $2,100 of the proceeds was assigned to the conversion feature.  The discount is being amortized over the five-month term of the note.

Face amount of the debenture	$6,000
Unamortized balance of the intrinsic value of the conversion feature	(1,470)
Carrying value of the debenture	$4,530

During the period ended May 31, 2010, $630 of the proceeds assigned to the conversion feature was included in interest expense and added back to the debenture carrying value.

5	INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through November 30, 2009, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the nine months ended May 31, 2010 and 2009 as follows:

	2010	2009

"Normally expected" income tax benefit	$142,300	$457,200
State income taxes net of federal benefit	16,700	53,800
Valuation allowance	(159,000)	(511,000)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $2,817,000 which will expire in various periods from 2019 to 2030, some of which may be limited as to the amount available on an annual basis.

6	STOCKHOLDERS’ EQUITY

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  At May 31, 2010 and August 31, 2009, 24,513,731 and 22,388,731 shares were issued and outstanding, respectively.

At this same time, the Company was authorized to issue 10,000,000 shares of its $0.00001 preferred stock.  In December 2007 the Company issued 100,000 shares of its preferred stock for $1,000 to the Company's chief executive officer.

During the past two years, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  Included in these agreements was the payment of $125,900 in cash, which has been paid.  In addition, an aggregate of 7,541,000 shares of the Company’s common stock were issued along with the granting of options to purchase 1,000,000 shares of the Company’s common stock.  The agreements cover periods ranging from 1 to 16.5 months and the related fair value of the shares and options as well as the cash component, are being amortized over the life of the agreements.  The Company has determined the total cost of the agreements is approximately $2,042,615.  As of May 31, 2010, the un-amortized portion of these agreements amounts to $27,045 and is included as a reduction of stockholders equity in the accompanying financial statements.

During February 2010, we issued 100,000 shares of our common stock, valued at $6,000, for the right of first refusal to acquire a 25% participation interest in the next 25 wells to be drilled by North American Energy Resources, Inc. in Washington County, Oklahoma.  The cost was added to the full cost pool.

During February 2010, we issued 525,000 shares of our common stock valued at $31,500 and during April 2010, we issued 500,000 shares of our common stock valued at $20,000 for consulting agreements, the cost of which is being amortized over the lives of the agreements.

7	RELATED PARTY TRANSACTIONS

Stock subscription receivable - On August 16, 2007, the President and Chief Executive Officer of the Company purchased 4,100,000 shares of the Company’s $0.00001 par value common shares for $0.02 per share.  The Company received a cash payment of $410 and a note receivable in the amount of $81,590 for this purchase.  The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.  At May 31, 2010  the Company is owed $60,065, including accrued interest for this note.

On July 14, 2009, the President and Chief Executive Officer of the Company purchased 950,000 shares of the Company's $0.00001 par value common shares for $0.05 per share.  The Company received a cash payment of $105 and a note receivable in the amount of $47,395 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on July 14, 2014.  At May 31, 2010 the Company is owed $47,395, including accrued interest for this note.

On July 28, 2009, the Secretary and Treasurer of the Company purchased 600,000 shares of the Company's $0.00001 par value common shares for $0.05 per share.  The Company received a cash payment of $63 and a note receivable in the amount of $29,937 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on July 28, 2014.  At May 31, 2010 the Company is owed $30,440, including accrued interest for this note.

On November 24, 2009, the President and Chief Executive Officer of the Company purchased 1,000,000 shares of the Company's $0.00001 par value common shares for $0.06 per share.  The Company received a cash payment of $103 and a note receivable in the amount of $59,897 for this purchase.  The note bears interest at 2% per annum and payments of principal and interest are due on November 24, 2014.  At May 31, 2010  the Company is owed $59,897, including accrued interest for this note.

Reimbursements - The Company's Chief Executive Officer received $9,210 and $21,083 during the nine months ended May 31, 2010 and 2009, respectively, as reimbursements for travel and office expenses.

8	SUBSEQUENT EVENTS

On June 1, 2010, the Company's CEO acquired 7,000,000 shares of the Company's $0.00001 par value common stock for cash in the amount of $70 and a promissory note in the amount of $104,930 bearing interest at 2% per annum and due on June 1, 2015.

On June 2, 2010, the Board of Directors of the Company approved issuing 700,000 shares of the Company's $0.00001 par value common stock to the holder of the convertible note payable with an unpaid balance of $80,000 at May 31, 2010, as additional consideration for the past due note.  The Company's common stock was valued at $14,000 based on the closing price on that date.  This amount was accrued at May 31, 2010 as interest expense.

On June 2, 2010, the Company entered into an agreement with a consultant for services to be provided in Romania and Hungry in energy resources and mining and for assistance in raising funds.  The agreement provides for cash compensation in the amount of $36,000 and 1,500,000 shares of the Company's $0.00001 par value common stock for services to be provided between June 2, 2010 and December 28, 2010.

 On June 24, 2010, the Company's CEO acquired 6,000,000 shares of the Company's $0.00001 par value common stock for cash in the amount of $60 and a promissory note in the amount of $119,940 bearing interest at 2% per annum and due on June 23, 2015.

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

During fiscal 2008, we prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells began initial sales in November 2008. The third well was determined to not have commercially economic production and the related costs were expensed as an asset impairment at May 31, 2010.  An additional net $36,700 has been advanced to participate in three additional workover prospects.

During February 2010, we issued 100,000 shares of our common stock, valued at $6,000, for the right of first refusal to acquire a 25% participation interest in the next 25 wells to be drilled by North American Energy Resources, Inc. in Washington County, Oklahoma.

We have had only nominal revenues since inception.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our current assets at May 31, 2010 consist of our cash balance of $5 and accounts receivable of $4,990.  Our convertible note payable has a balance of $80,000 which is past due at May 31, 2010.  We expect to convert at least a portion of this balance to common stock before the end of the fiscal year.  Our ability to continue as a going concern is contingent upon our ability to raise funds through private placements of our common stock and obtaining loans until we establish sufficient business to support our operating costs.

We anticipate requiring substantial capital for investments in energy leases and oil and gas drilling prospects and our operating costs have increased for consultants finding prospects.  There can be no assurance that we will be able to continue to find sufficient funding to support our current business plan.

COMPARISON OF THREE MONTHS ENDED MAY 31, 2010 AND 2009

Revenues - We had revenue from oil and gas production of $3,221 and $1,810 during the three months ended May 31, 2010 and 2009, respectively.  Our revenue is all from oil production for which prices have improved during the past twelve months.  The Company had initial production during the first quarter of the 2009 period and were shut-in completing production facilities during the second quarter.  The wells were put back on line during the third quarter of 2009.  During the 2010 quarter, the Company the wells produced for the full period.

Costs and expenses - Our costs and expenses were as follows for the three months ended May 31, 2010 and 2009.

	2010	2009

Lease operating expense	$2,739	$899
Production taxes	232	130
Depreciation, depletion and amortization	336	594
Asset impairment	18,676	-
Non-cash compensation	24,628	235,995
Other selling, general and administrative expense	8,421	48,125
	$55,032	$285,743

Asset impairment expense is a result of an impairment due to a ceiling test limitation as discussed above.

Non-cash compensation amounted to $24,628 and $235,995 during the three months ended May 31, 2010 and 2009, respectively.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 6).

Other selling, general and administrative expenses have decreased primarily as a result of cost cutting measures put in place by the Company while they explore money raising options.

Other expenses (income) - consist of the following during the three months ended May 31, 2010 and 2009.

	2010	2009

Gain on comodities trading	$-	$(2,568)
Interest income - related party	(1,449)	(1,263)
Interest expense	18,755	3,500
	$17,306	$(331)

During the three-month period in fiscal 2009, we recognized a gain of $2,568 from commodities trading, recognized interest expense of $3,500 and recorded interest income in the amount of $1,263 from related parties.  During the same period in 2010, we had closed the commodities trading account, had interest expense of $18,755 and recorded interest income of $1,449 from a related party.  Interest expense included $14,000 in the 2010 period which was paid in June 2010 with the issue of 700,000 shares of our common stock.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2010 AND 2009

Revenues - We had revenue from oil and gas production of $6,372 and $2,499 during the nine months ended May 31, 2010 and 2009, respectively.  Our revenue is all from oil production for which prices had improved during the past twelve months.  The Company had initial production during the first quarter of the 2009 period and were shut-in completing production facilities during the second quarter.  During the 2010 period, the Company was shut-in for approximately 1/2 of the second quarter for repairs which were delayed due to the weather.

Costs and expenses - Our costs and expenses were as follows for the nine months ended May 31, 2010 and 2009.

	2010	2009

Lease operating expense	$6,000	$3,649
Production taxes	459	180
Depreciation, depletion and amortization	713	783
Asset impairment	18,676	-
Non-cash compensation	298,262	1,137,072
Other selling, general and administrative expense	78,705	173,913
	$402,815	$1,315,597

Asset impairment expense is a result of an impairment due to a ceiling test limitation as discussed above.

Non-cash compensation amounted to $298,262 and $1,137,072 during the nine months ended May 31, 2010 and 2009, respectively.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 6).

Other selling, general and administrative expenses have decreased primarily as a result of cost cutting measures put in place by the Company while they explore money raising options.

Other expenses (income) - consist of the following during the nine months ended May 31,  2010 and 2009.

	2010	2009

Loss on comodities trading	$719	$25,168
Interest income	-	(2,853)
Interest income - related party	(4,197)	(2,518)
Interest expense	25,505	11,875
	$22,027	$31,672

During the nine-month period in fiscal 2009, we recognized a loss of $25,168 from commodities trading, recognized interest expense of $11,875 and recorded interest income in the amount of $2,853 from unrelated parties and $2,518 from related parties.  During the same period in 2010, we had closed the commodities trading account in the first quarter and recognized a loss of $719, had interest expense of $25,505 and recorded interest income of $4,197 from a related party.  Interest expense included $14,000 in the 2010 period which was paid in June 2010 with the issue of 700,000 shares of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2010.  Based on that review and evaluation, which included inquiries made to certain consultants of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, primarily due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended May 31, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2010, the Company issued 500,000 shares of its common stock, valued at $20,000, as consideration for a consulting agreement.

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

Date: July 14, 2010

	By: /s/	Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer