Form 10-K
period 2010-08-31
Royal Energy Resources, Inc.
filed 2010-12-14
CIK 1102392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the shares of our common stock, par value $0.00001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $612,824.

As of December 14, 2010, the registrant had outstanding 72,713,731 shares of its common stock, par value of $0.00001 and 100,000 shares of its preferred stock, par value $0.00001.

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

ENERGY AND MINING
MINING
The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States.  If successful, the Company plans to concentrate its efforts to develop these properties.

LEASES
The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 3,400 and 6,000 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of August 31, 2010 and 2009, respectively.  In addition, the Company holds the lease for uranium rights on approximately 1,000 and 3,500 acres in Wyoming as of August 31, 2010 and 2009, respectively.

The Company is generally negotiating with energy and mining companies to develop the potential resources that may be contained in the properties and will typically either farm-out or sell the lease and retain an over-riding royalty interest on any potential future production.  As of August 31, 2010, the Company had completed five transactions: 308 acres in Natrona County with Bill Barrett Corporation of Colorado; 75 acres in Weston County, Wyoming with Orion Energy; 360 acres in Goshen and Platt Counties, Wyoming with Carpenter and Sons;  80 acres in Niobrara County to Black Diamond Minerals, LLC; and 1,989 acres in Laramie County, Wyoming to Cirque Resources LP.  In June 2010, the Company sold its over-riding royalty interest in the Cirque Resources transaction for $22,300, net of commission.

OIL AND GAS DRILLING PROSPECTS
During 2008, the Company prepaid $119,011 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells were completed in September and October 2008 and the third well was abandoned in 2010.  During 2009, the Company advanced an additional $42,000, net, to apply toward workover of three additional wells.  These workovers proved unsuccessful and the wells were all abandoned.

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

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2011. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $2,905,850 through August 31, 2010, and incurred a loss of $501,055 for the year then ended.

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

ITEM 1A:             RISK FACTORS

Not applicable.

ITEM 2:                PROPERTIES

OIL AND GAS
The Company’s oil and gas business includes direct participation in oil and gas prospects and buying and selling both oil and gas and uranium leases, as discussed below.  During 2008 we prepaid the estimated drilling and completion costs for a 25% interest in three properties in Washington County, Oklahoma and prepaid the estimated workover cost of three additional properties in 2009.  One of the wells was completed in September 2008 and a second well was completed in October 2008.  The third well was abandoned.  The work on the workover wells was completed during 2010 without obtaining commercial production.  Effective October 1, 2010, the Company's interest in the two producing wells were sold.  The Company recorded an impairment to its proven reserves to reduce it to the amount received and has reclassified this balance to accounts receivable at August 31, 2010.

The Company has a balance of $28,583 prepaid as of August 31, 2010 and will either participate in other prospects or attempt to obtain a refund of the balance.

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

The process of estimating oil and natural gas reserves is complex and requires significant judgment.  Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance.  With the sale of our only producing reserves effective October 1, 2010, we have no proved reserves at August 31, 2010.  We have only nominal reserves at August 31, 2009 and have internally prepared our reserve estimates as of that date.

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of August 31, 2010 and 2009.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 10 to our financial statements included herein.  No value has been assigned to proved undeveloped reserves.

	Proved Developed Reserves
	2010	2009
Total Reserves
Oil (BBLs)	-	5,137
Gas (MCF)	-	-
BOE (1)	-	5,137
Pre-tax future net revenue (2)	$-	$99,116
Pre-tax 10% present value (2)	-	38,865
Standardized measure of discounted future net cash flows (2)(3)	$-	$38,865

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

These amounts were calculated using prices and costs in effect for each individual property as of August 31, 2009.  These prices were not changed except where different prices were fixed and determinable from applicable contracts.  These assumptions yield average prices over the life of our properties of $58.55 per BBL of oil and $1.98 per MCF of natural gas at August 31, 2009.

The present value of after-tax future net revenues discounted at 10% per annum (“standardized measure”) was $38,865 at August 31, 2009.  The standardized measure did not include discounted future income taxes since the net operating loss carryforward exceeded the future net revenues.  The present value of our pre-tax future net revenue (“pre-tax 10% present value”) was therefore also $38,865.  We believe the pre-tax 10% present value assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies.  The after-tax standardized measure is dependent on the unique tax situation of each individual company, while the pre-tax 10% present value is based on prices and discount factors, which are more consistent from company to company.  We also understand that securities analysts use the pre-tax 10% present value measure in similar ways.

(3)	See Note 10 to the financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority except for our Form 10-K filings for August 31, 2009 and 2008, which was our initial reserve filing.

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

Drilling Activities
The following table summarizes the results of our development drilling activity for the years ended August 31, 2010, 2009  and 2008.  There was no activity in prior years and the Company has not had any exploratory drilling activity.

Development Well Activity

	Wells Drilling		Net Wells Completed (2)
	Gross (1)	Net (2)	Productive	Dry

Year ended August 31, 2010	-	-	-	0.98
Year ended August 31, 2009	2.00	0.98	0.50	-
Year ended August 31, 2008	2.00	0.50	-	-

(1)	Gross wells are the sum of all wells in which we own an interest.
(2)	Net wells are gross wells multiplied by our fractional working interests therein.

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

UNDEVLOPED LEASEHOLD NOT BEING AMORTIZED
These leases are separate from those included above and are being held primarily for resale while retaining an over-riding royalty interest.  As of August 31, 2010, and 2009, we own oil and gas leases comprising approximately 3,400 and 6,000 acres in Wyoming, respectively.  In addition, we hold the lease for uranium rights on approximately 1,000 and 3,500 acres in Wyoming as of August 31, 2010 and 2009, respectively.

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

ITEM 4:               [REMOVED AND RESERVED]

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended August 31, 2010 and 2009.  The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period	High	Low

2010
Quarter ended August 31, 2010	$0.06	$0.01
Quarter ended May 31, 2010	$0.06	$0.02
Quarter ended February 28, 2010	$0.08	$0.03
Quarter ended November 30, 2009	$0.20	$0.03

2009
Quarter ended August 31, 2009	$0.25	$0.16
Quarter ended May 31, 2009	$0.25	$0.17
Quarter ended February 29, 2009	$0.20	$0.18
Quarter ended November 30, 2008	$0.45	$0.20

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2010, we did not sell any shares of our common stock for cash and issued 1,500,000 shares pursuant to a consulting contract valued at $30,000 and issued 700,000 shares of our common stock valued at $14,000 for a debt extension fee.  In addition, we issued 13,000,000 shares of our common stock pursuant to stock subscription agreements in the amount of $225,000 to our chief executive officer.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

(b)  HOLDERS

There are 98 shareholders of record of the Company’s common stock at October 31, 2010.

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

Oil and gas sales
The Company had $8,394 and $4,310 in oil and gas sales in 2010 and 2009, respectively, from the initial production from two wells completed at the beginning of 2009.  These wells were sold effective October 1, 2010.

Costs and expenses
Costs and expenses consist of the following for the years ended August 31, 2010 and 2009.

	2010	2009
Lease operating expense	$8,279	$5,569
Production taxes	603	310
Depreciation, depletion and amortization	954	1,194
Asset impairment	38,234	36,930
Non-cash compensation	326,498	1,438,861
Other selling, general and administrative expense	109,804	200,395
	$484,372	$1,683,259

Lease operating expense, production taxes and depreciation, depletion and amortization relate to the oil and gas revenue which commenced in 2009.

The asset impairment arose as a result of a ceiling test limitation on the proved oil and gas reserves.  The reserve calculation at August 31, 2009 was lower than the calculation at August 31, 2008, primarily due to a decline in price from $117.00 per barrel to $58.55 per barrel at August 31, 2009.  The proven reserves were sold effective October 1, 2010 and the properties carrying value was reduced to the proceeds, which was reclassified to accounts receivable at August 31, 2010.

Non-cash compensation includes $326,498 and $1,252,861 in 2010 and 2009, respectively, in compensation to consultants pursuant to consulting agreements.  The agreements cover periods ranging from 3 months to 16.5 months and the related fair value of the shares and options are being amortized over the life of the agreements.  In addition, in 2009, non-cash compensation also includes $186,000 in officer compensation which is the difference between the stock sales price for stock subscriptions and the stock trading price on the date of the sale.  There was no difference for the stock subscription sales in 2010.

Other selling, general and administrative expense decreased from $200,395 in 2009 to $109,804 in 2010.  The majority of the decrease is due to a decrease of $72,249 in cash consulting fees.

Other expense (income):
Other expense (income) consists of the following for the years ended August 31, 2010 and 2009.

	2009	2009
Commodities trading losses	$719	$35,838
Interest expense	30,968	15,400
Interest income from related parties	(6,610)	(3,545)
Interest income	-	(2,931)
	$25,077	$44,762

In 2009, the Company realized a loss of $35,838 from commodities trading activities.  2009 was the initial year in which the Company participated in commodities trading.  An additional loss of $719 was realized in 2010 when the account was closed.

Interest expense increased in 2010 from 2009, primarily due to the 2010 amount of $30,968 including $14,000 from the issue of common stock to extend a past due loan.

Interest income was accrued on the stock subscription receivables (related parties) in 2010 and 2009.  Other interest income received increased primarily from having higher cash balances during a portion of 2009.

GOING CONCERN FACTORS—LIQUIDITY

We are a development stage company.  We have not previously been in the energy business or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2010. The Company, has accumulated a net loss of $2,905,850 through August 31, 2010, ($28,995 in an earlier development stage business and $2,876,855 in the current development stage) and incurred losses of $501,055 for the year then ended.

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

Our proved reserve information for 2009, included in this Annual Report, is based on estimates prepared by the operator of the properties and has not been prepared by an independent petroleum engineer.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.  We will make changes to depletion rates and impairment calculations in the same period that changes in reserve estimates are made.

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

ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Royal Energy Resources, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2010 and 2009 and the period from inception (July 22, 2005) through August 31, 2010, is set forth as follows:

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

Board of Directors
Royal Energy Resources, Inc.
(formerly World Marketing, Inc.)
(a development stage company)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2010 and 2009 and the related statements of operations and cash flows for the years ended August 31, 2010 and 2009 and the period from inception (July 22, 2005) through August 31, 2010 and the statement of stockholders’ equity for the period from inception (July 22, 2005) through August 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Energy Resources, Inc.., (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended August 31, 2010 and 2009 and the period from inception (July 22, 2005) through August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
December 7, 2010

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
August 31, 2010 and 2009

	2010	2009
Assets
Current assets
Cash and cash equivalents	$311	$18,680
Accounts receivable	10,617	908
Prepaid expenses	20,571	30,000
Total current assets	31,499	49,588
Oil and gas properties, on the full cost method:
Proved properties	-	50,335
Unproved properties not being amortized	6,350	15,152
	6,350	65,487
Accumulated depreciation, depletion and amortization	-	(11,469)
	6,350	54,018
Other assets and investments
Prepaid drilling costs	28,583	50,343
Investment in uranium properties	4,329	4,329
Deposits	-	1,040
Total other assets	32,912	55,712
Total assets	$70,761	$159,318
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$73,226	$30,198
Accrued expenses	243	-
Convertible note and debenture payable	86,000	80,000
Total current liabilities	159,469	110,198

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; issued and outstanding - 100,000 shares at August 31, 2010 and August 31, 2009	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares; 39,713,731 and 22,388,731 shares issued and outstanding at August 31, 2010 and 2009, respectively	397	224
Additional paid-in capital	3,267,893	2,879,466
Deferred option and stock compensation	(28,809)	(273,807)
Common stock subscription receivable	(422,340)	(151,969)
Deficit accumulated during the development stage	(2,905,850)	(2,404,795)
Total stockholders' equity	(88,708)	49,120
Total liabilities and stockholders' equity	$70,761	$159,318

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
Years Ended August 31, 2010 and 2009 and
from inception (July 22, 2005) through August 31, 2010

			Inception
			(July 22, 2005)
			Through
	Years Ended August 31,		August 31,
	2010	2009	2010

Oil and gas sales	$8,394	$4,310	$12,704
Costs and expenses:
Lease operating expense	8,279	5,569	13,990
Production taxes	603	310	913
Depreciation, depletion and amortization	954	1,194	2,148
Asset impairment	38,234	36,930	75,164
Non-cash compensation	326,498	1,438,861	2,103,906
Other selling, general and administrative expense	109,804	200,395	605,234
Total costs and expenses	484,372	1,683,259	2,801,355
Loss from operations	(475,978)	(1,678,949)	(2,788,651)
Other expenses (income):
Loss on disposition by rescission agreement on condominium	-	-	15,000
Commodities trading losses	719	35,838	36,557
Interest expense	30,968	15,400	55,118
Interest income from related party	(6,610)	(3,545)	(14,057)
Interest income	-	(2,931)	(4,414)
	25,077	44,762	88,204
Loss before income taxes	(501,055)	(1,723,711)	(2,876,855)
Provision for income taxes	-	-	-
Net loss	$(501,055)	$(1,723,711)	$(2,876,855)

Net loss per share, basic and diluted	$(0.02)	$(0.09)

Weighted average shares outstanding, basic and diluted	27,065,306	19,164,805

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through August 31, 2010

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	5,930,300	59	22,426
Sale of common stock for cash	-	-	320,000	3	31,997
Common stock issued for real estate investment	-	-	1,900,000	19	189,981
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance August 31, 2005	-	-	8,150,300	81	250,964
Sale of common stock for cash	-	-	1,086,667	12	120,488
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	9,236,967	93	371,452
Sale of common stock	-	-	4,670,060	46	161,614
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	13,907,027	139	533,066
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	2,295,704	23	413,149
Common stock issued for consulting contracts	-	-	2,965,000	30	977,745
Cash portion of consulting contracts	-	-	-	-	-
Rescission of real estate Purchase	-	-	(1,900,000)	(19)	(199,981)
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	17,267,731	173	1,724,978
Sale of common stock for cash	-	-	20,000	-	3,600
Common stock issued for consulting contracts	-	-	3,551,000	36	887,403
Cash portion of consulting contracts	-	-	-	-	-
Amortization of prepaid consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	1,550,000	15	263,485
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2009	100,000	$1	22,388,731	$224	$2,879,466
(Continued)
See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through August 31, 2010

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
				(Restated
				Note 11)

Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate purchase	-	-	-	-	(200,000)
Amortization of prepaid consulting contracts:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	-	-	3,600
Common stock issued for consulting contracts	-	(887,440)	-	-	-
Cash portion of consulting contracts	-	(40,901)	-	-	(40,901)
Amortization of prepaid consulting contracts:
Non-cash portion	-	1,252,861	-	-	1,252,861
Cash portion	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	(77,500)	-	-	-	186,000
Payments received	1,168				1,168
Interest accrued	(3,545)				(3,545)
Net loss	-	-	-	(1,723,711)	(1,723,711)
Balance, August 31, 2009	$(151,969)	$(273,808)	$(28,995)	$(2,375,800)	$49,120

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through August 31, 2010

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$1	22,388,731	$224	$2,879,466
Common stock issued for:
Consulting contracts	-	-	2,525,000	25	81,475
Drilling program participation	-	-	100,000	1	5,999
Loan extension	-	-	700,000	7	13,993
Amortization of prepaid
Consulting contracts	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	14,000,000	140	284,860
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	$1	39,713,731	$397	$3,267,893

(Continued)
See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through August 31, 2010

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	$(422,340)	$(28,809)	$(28,995)	$(2,876,855)	$(88,708)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended August 31, 2010 and 2009, and
the period from inception (July 22, 2005) through August 31, 2010

			From inception
			July 22, 2005
			through
	Years Ended August 31,		August 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(501,055)	$(1,723,711)	$(2,876,855)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	954	1,194	2,148
Value of common shares issued for services	326,498	1,438,861	2,103,906
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(6,610)	(3,545)	(14,057)
Asset impairment	38,234	36,930	75,164
Loan extension paid with common stock	14,000	-	14,000
Beneficial conversion feature of convertible note payable	2,100	-	2,100
Change in other assets and liablities:
Accounts receivable	(5,959)	(908)	(6,867)
Prepaid expenses and other assets	68,229	16,442	28,317
Accounts payable	7,028	(23,147)	(18,247)
Accrued expenses	243	-	243
Net cash used in operations	(56,338)	(257,884)	(675,148)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(11,570)	(41,260)	(150,342)
Proceeds from sales of undeveloped leasehold	22,300	30,267	70,275
Investment in uranium properties	-	(950)	(5,673)
Net cash provided (used) in investing activities	10,730	(11,943)	(96,740)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	21,239	1,168	35,807
Loan proceeds	6,000	-	146,000
Loan repayment	-	(60,000)	(60,000)
Proceeds from sale of common stock	-	3,600	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	27,239	(55,232)	772,199

Net increase (decrease) in cash and cash equivalents	(18,369)	(325,059)	311
Cash and cash equivalents, beginning of period	18,680	343,739	-
Cash and cash equivalents, end of period	$311	$18,680	$311
(Continued)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows, Continued
Years Ended August 31, 2010 and 2009, and
the period from inception (July 22, 2005) through August 31, 2010

			From inception
			July 22, 2005
			through
	Years Ended August 31,		August 31,
	2010	2009	2010

Supplemental cash flow information
Cash paid for interest	$14,625	$15,400	$23,375
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for participation in drilling program	6,000	-	6,000
Common stock issued for stock subscription receivables	285,000	77,332	443,922

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) (formerly known as World Marketing, Inc. ("WMI"). RER is a development stage enterprise within the meaning of Financial Accounting Standards Board Topic 915.

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

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest.  During 2008 the Company prepaid the estimated drilling and completion costs for interests in three oil & gas drilling prospects in Washington County, Oklahoma.  Two of the wells were completed in September and October 2008 and the third well was abandoned after testing in 2010.  During 2009, the Company advanced another $42,000, net, to apply toward workover of three additional wells.  All workover attempts were abandoned in 2010.  Effective October 1, 2010, the Company sold its interest in its remaining proved reserves.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2011. The Company, has accumulated a net loss of $2,905,850 through August 31, 2010, ($28,995 in an earlier development stage business and $2,876,855 in the current development stage) and incurred losses of $501,055 for the year then ended.

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

Stock option plans

The compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the financial statements.  That cost will be measured based on the estimated fair value of the equity or liability instruments issued.  The accounting literature covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.  However, the Black-Scholes option valuation model provides the best available estimate for this purpose.

During fiscal 2008, the Company granted options to acquire 1,000,000 shares of its common stock that were fair valued under the Black Scholes model in the amount of $328,975.  This amount was amortized over the twelve month option period.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had $6,350 and $15,152 in capitalized costs relating to unevaluated properties and leases at August 31, 2010 and 2009, respectively.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  All capitalized costs for proved properties were included in the amortization base as of August 31, 2010 and 2009.  However, since production had not commenced until after August 31, 2008, no amortization was recorded in 2008.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.  Reserve estimates used in determining estimated future net revenues have been prepared by the Company with the assistance of the operator of the properties.  In 2010 and 2009, the Company recognized an impairment due to the ceiling test limitations of $38,224 and $36,930, respectively.

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments of other assets were recorded in 2010 or 2009.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At August 31, 2010 and 2009, there were no natural gas imbalances.

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

Oil and natural gas reserve estimates

In 2009, the Company prepared its oil and natural gas reserves with the assistance of the operator of the properties.  Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity.  Consistent with SEC requirements, we have based our present value of proved reserves on spot prices on the date of the estimate.  The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation.  Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded.  Actual results could differ materially from these estimates.  The Company had no proved reserves at August 31, 2010.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At August 31, 2010 and 2009, there were no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Credit risk

In 2010 and 2009, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation.  The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At August 31, 2010 and 2009, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

Fair value determination

Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Recent accounting pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company adopted the provisions of ASU 2010-06 on February 28, 2010,and it did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company adopted the provisions of ASU 2010-03 on August 31, 2010 which did not have a material effect on the financial position, results of operations or cash flows of the Company.

Fiscal years

The year ended August 31, 2010 is referred to herein as 2010, the year ended August 31, 2009 is referred to herein as 2009 and the year ended August 31, 2008 is referred to herein as 2008.

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

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 3,400 and 6,000 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of August 31, 2010 and 2009, respectively.  In addition, the Company holds the lease for uranium rights on approximately 1,000 and 3,500 acres in Wyoming as of August 31, 2010 and 2009, respectively.

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

OIL AND GAS PRODUCING PROPERTIES

During fiscal 2008, the Company prepaid $119,153 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma.  Two of the wells were completed in September and October 2008 and the third well was abandoned in 2010.  During 2009, the Company advanced an additional $42,000, net, to apply toward workover of three additional wells.  All workover attempts were unsuccessful and the properties were abandoned in 2010.  All proven reserves were sold effective October 1, 2010 and the net proceeds was included in accounts receivable at August 31, 2010.  The cost in excess of proceeds of $19,308 was included in asset impairment at August 31, 2010.

Oil and gas property costs are as follows at August 31, 2010 and 2009:

	2010	2009

Proved properties	$-	$50,335
Unproved properties not being amortized	6,350	15,152
Total	6,350	65,487
Accumulated depreciation, depletion and amortization	-	(11,469)
	$6,350	$54,018

The oil and gas wells were not completed until the beginning of 2009.  Prepaid drilling costs includes $28,583 and $50,343 in prepaid costs at August 31, 2010 and 2009, respectively.

4	CONVERTIBLE NOTES PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties.  The loan is currently past due and has a balance of $80,000 at August 31, 2010.  The loan was paid in full in September 2010 with 21,000,000 shares of the Company's common stock.

On April 13, 2010, the Company issued a convertible debenture in the amount of $6,000.  The debenture bears interest at the rate of $10% per annum, is due on September 13, 2010, is convertible into the Company's common stock at a conversion rate of 65% of the lowest closing bid price of the common stock during the immediately preceding 30 trading days and there is no pre-payment penalty.  Accordingly, at issuance, $2,100 of the proceeds was assigned to the conversion feature.  The discount was amortized over the five-month term of the note.

Face amount of the debenture	$6,000
Unamortized balance of the intrinsic value of
the conversion feature	-
Carrying value of the debenture	$6,000

The debenture was repaid in September 2010.

5	INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through August 31, 2010, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the year ended August 31, 2010 and 2009 as follows:

	2010	2009

"Normally expected" income tax benefit	$170,400	$586,100
State income taxes less federal tax benefit	20,000	68,900
Valuation allowance	(190,400)	(655,000)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $2,907,000 which will expire in various periods from 2019 to 2029, some of which may be limited as to the amount available on an annual basis.

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

	2010	2009

Net operating loss carryforward	$1,104,200	$917,200
Depreciable/depletable property, plant and equipment	-	(3,400)
Valuation allowance	(1,104,200)	(913,800)
Total	$-	$-

6	STOCKHOLDERS’ EQUITY

Common stock
In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state.  At August 31, 2010 and 2009, 39,713,731 and 22,388,731 shares were issued and outstanding, respectively.

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

Stock option plan
The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.  No options are outstanding under the Plan at August 31, 2010.

Consulting and financial services agreements

During 2010 and 2009, the Company entered into various consulting and financial services agreements as well as a new loan agreement.  The following table summarizes the agreements.

	2010	2009
Cash to be paid	$36,000	$40,900
Cash paid	$14,600	$89,900
Shares issued	3,225,000	3,551,000
Options expired	-	1,000,000
Value of common stock and options	$81,500	$887,440
Unamortized balance, end of year	$28,235	$273,807
Terms of agreements	3-12	1-13
	months	months

7	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

			Original	Interest	Balance	Balance
Name	Shares	Date	Balance	Rate	8/31/2010	8/31/2009

Jacob Roth	4,100,000	8/16/2007	$81,590	5%	$59,587	$67,190
Jacob Roth	950,000	7/14/2009	47,395	2%	47,395	47,395
Jacob Roth	1,000,000	11/24/2009	60,000	2%	59,897
Jacob Roth	7,000,000	6/1/2010	105,000	2%	104,930
Jacob Roth	6,000,000	6/24/2010	120,000	2%	119,940
Frimet Taub	600,000	7/28/2009	29,937	2%	29,937	29,937
					421,686	144,522
Accrued interest					654	7,447
					$422,340	$151,969

8	RELATED PARTY TRANSACTIONS

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

The President and Chief Executive Officer of the Company was paid approximately $20,000 and $31,000 for office and travel expense reimbursements during the years ended August 31, 2010 and 2009, respectively.

See Note 7 above regarding stock subscription receivables.

9           SUBSEQUENT EVENTS

During September 2010, the Company repaid its convertible note payable in the amount of $6,000 plus accrued interest.

During September 2010, the Company issued 21,000,000 shares of its common stock in complete satisfaction of its convertible note payable in the amount of $80,000.

Effective October 1, 2010, the Company sold its proven oil reserves after determining the operating costs were too high to generate any positive cash flow.

On November 30, 2010, the President and Chief Executive Officer of the Company acquired 12,000,000 shares of the Company's common stock in exchange for $120 in cash and a note for $59,880 with interest at 2%.  The note is due November 29, 2015.

10	SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The Company has interest in proved oil and natural gas properties that are all located in Washington County, Oklahoma at August 31, 2010 and 2009.  The Company sold its interest in the proved properties effective October 1, 2010, impaired the property cost in an amount equal to the loss on the properties and reclassified the remainder to accounts receivable.

The Company prepared its own year-end estimates of future net recoverable oil and natural gas reserves as of August 31, 2009.  Effective August 31, 2010, the Company had no proved reserves as a result of the sale discussed above.  Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates existing under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells.  Proved undeveloped reserves include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.  The Company has not calculated any proved undeveloped reserves.

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at August 31, 2010 and 2009 are included in Note 3.

Costs incurred in oil and natural gas producing activities for the year ended August 31, 2010 and 2009, are summarized as follows:

	2010	2009

Acquisition of proved properties	$-	$-
Acquisition of undeveloped leasehold	-	4,902
Development costs	11,570	36,358
	$11,570	$41,260

Amortization rate per BOE	N/A	$7.57

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows (as a result of low gas prices, no value was assigned to gas reserves):

	Oil	Natural Gas
Balance, August 31, 2008	3,833	12,773
Extensions and discoveries	-	-
Revisions of estimates	1,399	(12,773)
Production	(95)	-
Balance, August 31, 2009	5,137	-
Revisions of estimates	(4,516)	-
Production	(126)	-
Sale of proved properties	(495)	-
	-	-

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at August 31, 2010 and 2009 is summarized as follows (none at August 31, 2010).

	2010	2009

Future cash inflows	$-	$300,772
Future production costs	-	(201,656)
Future development costs	-	-
Future income tax expenses	-	-
Future net cash flows	-	99,116
10% annual discount for estimated timing of cash flows	-	(60,251)
Standardized measure of discounted future net cash flows	$-	$38,865

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended August 31, 2010 and 2009.

	2010	2009

Standardized measure of discounted future net cash flows at beginning of period	$38,865	$180,180
Changes during the period:
Sales of natural gas produced, net of production costs	488	1,569
Net changes in prices and production costs	-	(82,729)
Sales of reserves in place	(3,750)	-
Revision of previous quantity estimates	(35,603)	(60,155)
Net change	(38,865)	(141,315)
Standardized measure of discounted future net cash flows at end of period	$-	$38,865

Prices used in computing these calculations of future production of proved reserves were $58.55 per barrel (BBL) of oil and $1.98 per thousand cubic feet (MCF) of natural gas at August 31, 2009.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9AT:    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2010, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are not effective due primarily to a lack of segregation of duties.

(b)  Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2010, due primarily to a lack of segregation of duties.

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

During September 2010, the Company issued 21,000,000 shares of its common stock in complete satisfaction of its convertible note payable in the amount of $80,000.

Effective October 1, 2010, the Company sold its proven oil reserves after determining the operating costs were too high to generate any positive cash flow.

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Jacob Roth	63	President,	March 22, 1999
		Chief Executive Officer,
		Chief Financial Officer
		and Director

Frimet Taub	30	Secretary, Treasurer	March 22, 1999
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

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities.  As of December 14, 2010, there were 72,713,731 shares of the Company’s common stock issued and outstanding.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

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

	Name and	Amount and
	address of	nature of
Title	beneficial	beneficial	Percent
of class	owner **	owner	of class

Common	Jacob Roth	35,950,000	49.44%

Common	John Maisey	5,525,000	7.60%

Common	Bryce Boucher	5,600,000	7.70%

Series A	Jacob Roth	100,000	100.00%
Preferred

**	The address for each of the named is in care of the Company at 543 Bedford Ave., #176, Brooklyn, New York 11211.

(b)	SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of December 14, 2010.

	Name and	Amount and
	address of	nature of
Title	beneficial	beneficial	Percent
of class	owner **	owner	of class

Common	Jacob Roth	35,950,000	49.44%

Common	Frimet Taub	850,000	1.17%

Common	All officers and directors	36,800,000	67.11%
	as a group (2 persons)

Series A	Jacob Roth	# 100,000	100.00%
Preferred

**	The address for each of the named is in care of the Company at 543 Bedford Ave., #176, Brooklyn, New York 11211.

#	Convertible into one common share and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.

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

Mr. Roth acquired 4,900,000 shares of our common stock for a total consideration of $490 ($.0001 per share) in March 1999.  In August 2007, Mr. Roth acquired 4,100,000 shares of our common stock in exchange for $410 in cash and a note receivable in the amount of $81,590.  The note bears interest at 5% per annum and payments of principal and interest are due on August 15, 2012.  In July 2009, Mr. Roth acquired an additional 950,000 shares in exchange for cash of $105 and a note receivable in the amount of $47,395.  This note bears interest at the rate of 2% per annum and is due July 14, 2014.  In November 2009, Mr. Roth acquired 1,000,000 shares for cash of $103 and a note receivable of $59,897.  The note bears interest at 2% per annum and is due November 24, 2014.  In June 2010, Mr. Roth acquired an additional 6,000,000 shares in exchange for cash of $70 and a note receivable of $104,930.  The note bears interest at 2% per annum and is due June 1, 2015.  In June 2010, Mr. Roth acquired an additional 7,000,000 shares in exchange for cash of $60 and a note receivable of $119,940.  The note bears interest at 2% per annum and is due June 23, 2015.  All notes, including accrued interest, have a combined balance of $391,749 and $121,976 at August 31, 2010 and 2009, respectively.  Mr. Roth made payments of $21,239 during 2010 in principal and interest payments.

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

Mrs. Taub is the daughter of Mr. Roth.  Mrs. Taub acquired 250,000 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999.  In July 2009, Mrs. Taub acquired 600,000 shares of common stock in exchange for cash of $63 and a note receivable in the amount of $29,937.  The note bears interest at 2% and is due July 28, 2014.  The balance at August 31, 2010 and 2009, including accrued interest, is $30,591 and $29,993, respectively.

The President and Chief Executive Officer of the Company was paid approximately $20,000 and $31,000 for office and travel expense reimbursements during the years ended August 31, 2010 and 2009, respectively.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of October 31, 2010 and 2009 for professional services rendered by the Company’s accountant was approximately $15,885 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2010 and 2009.

Audit-Related Fees – None.

Tax Fees – None.

All Other Fees – Other than the services described above, no other fees were billed for services rendered by the principal accountant.

Audit Committee Policies and Procedures – Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees – Not applicable.

PART IV

ITEM 15:       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of Royal Energy Resources, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Balance Sheets at August 31, 2010 and 2009
•	Consolidated Statements of Operations – For the years ended August 31, 2010 and 2009 and from inception (July 22, 2005) through August 31, 2010
•	Statements of Stockholders’ Equity - From inception (July 22, 2005) through August 31, 2010
•	Statements of Cash Flows – For the years ended August 31, 2010 and 2009 and from inception (July 22, 2005) through August 31, 2010
•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 Registration Statement dated May 19, 2006)

3.2	Amended and Restated By laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 Registration Statement dated May 19, 2006)

10.1	Real estate purchase agreement from Mermelstein dated August 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form SB-2 A/4 Registration Statement dated May 19, 2006)

10.2	Amendment to agreement to purchase real estate dated February 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Form SB-2 A/4 Registration Statement dated May 19, 2006)

10.3
Form of Non-Qualified Stock Option Agreement used by the Company in connection with the Company's 2008 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed July 14, 2008)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

December 13, 2010	/s/ Jacob Roth
Jacob Roth, President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 13, 2010	/s/ Jacob Roth
Jacob Roth, Director, President,
CEO and CFO

December 13, 2010	/s/ Frimet Taub
Frimet Taub, Director