Form 10-Q
period 2010-11-30
Royal Energy Resources, Inc.
filed 2011-01-06
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 72,613,731 shares of common stock outstanding as of December 31, 2010.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated August 31, 2010.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheets
November 30, 2010 (unaudited) and August 31, 2010

	November 30,	August 31,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$5,480	$311
Accounts receivable	17,619	10,617
Prepaid expenses	5,142	20,571
Total current assets	28,241	31,499
Oil and gas properties, on full cost method:
Unproved properties not being amortized	6,335	6,350
Other assets
Prepaid drilling costs	-	28,583
Investment in uranium properties	4,329	4,329
Total other assets	4,329	32,912
Total assets	$38,905	$70,761

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$60,857	$73,226
Accrued expenses	-	243
Note payable	80,000	86,000
Total current liabilities	140,857	159,469

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 at November 30, 2010 and
at August 31, 2010, issued and outstanding, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares;
72,613,731 and 39,713,731 shares issued and outstanding at
November 30, 2010 and August 31, 2010, respectively	726	397
Additional paid-in capital	3,407,564	3,267,893
Deferred option and stock compensation	(10,952)	(28,809)
Common stock subscription receivable	(545,632)	(422,340)
Deficit accumulated during the development stage	(2,953,659)	(2,905,850)
Total stockholders' equity (deficit)	(101,952)	(88,708)
Total liabilities and stockholders' equity (deficit)	$38,905	$70,761

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended November 30, 2010 and 2009 and
from inception (July 22, 2005) through November 30, 2010
(Unaudited)

			Inception
			(July 22, 2005)
	Three Months Ended		Through
	November 30,		November 30,
	2010	2009	2010

Oil and gas production	$-	$2,045	$12,704
Total revenues	-	2,045	12,704
Costs and expenses:
Lease operating expense	504	1,362	14,494
Production taxes	-	147	913
Depreciation, depletion and amortization	-	256	2,148
Asset impairment	-	-	75,164
Non-cash compensation	17,857	178,419	2,121,763
Other selling, general and administrative expense	28,964	56,149	634,198
Total costs and expenses	47,325	236,333	2,848,680
Loss from operations	(47,325)	(234,288)	(2,835,976)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	-	15,000
Loss on comodities trading	-	719	36,557
Interest income	-	-	(4,414)
Interest income - related party	(3,269)	(1,243)	(17,326)
Interest expense	3,753	3,000	58,871
	484	2,476	88,688
Loss before income taxes	(47,809)	(236,764)	(2,924,664)
Provision for income taxes	-	-	-
Net loss	$(47,809)	$(236,764)	$(2,924,664)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	54,252,193	22,454,665

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through November 30, 2010

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
Inception of Development Stage, July 22, 2005, through November 30, 2010

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

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through November 30, 2010

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$1	22,388,731	$224	$2,879,466
Common stock issued for:
Consulting contracts	-	-	2,525,000	25	81,475
Drilling program participation	-	-	100,000	1	5,999
Loan extension	-	-	700,000	7	13,993
Amortization of prepaid
Consulting contracts	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	14,000,000	140	284,860
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	$1	39,713,731	$397	$3,267,893
Amortization of prepaid
Consulting contracts	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	33,000,000	330	139,670
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for rescinded drilling program	-	-	(100,000)	(1)	1
Net loss	-	-	-	-	-
Balance November 30, 2010	100,000	$1	72,613,731	$726	$3,407,564

(Continued)
See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through November 30, 2010

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of prepaid
Consulting contracts	-	17,857	-	-	17,857
Stock subscription receivable:
Sold	(140,000)	-	-	-	-
Payments received	19,977	-	-	-	19,977
Interest accrued	(3,269)	-	-	-	(3,269)
Common stock cancelled for rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(47,809)	(47,809)
Balance November 30, 2010	$(545,632)	$(10,952)	$(28,995)	$(2,924,664)	$(101,952)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Three Months Ended November 30, 2010 and 2009, and
from inception (July 22, 2005) through November 30, 2010
(Unaudited)

			From inception
			July 22, 2005
	Three months ended		through
	November 30,		November 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(47,809)	$(236,764)	$(2,924,664)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	-	256	2,148
Value of common shares issued for services	17,857	178,419	2,121,763
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(3,269)	(1,243)	(17,326)
Asset impairment	-	-	75,164
Loan extension paid with common stock	-	-	14,000
Beneficial conversion feature of convertible note payable	-	-	2,100
Change in other assets and liablities:
Accounts receivable	6,500	(66)	(367)
Prepaid expenses and other assets	15,933	34,297	44,250
Accounts payable and accrued expenses	1,965	10,487	(16,039)
Net cash used in operations	(8,823)	(14,614)	(683,971)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	-	(3,777)	(150,342)
Proceeds from sale of undeveloped leasehold	15	-	70,290
Investment in uranium properties	-	-	(5,673)
Net cash provided by (used in) investing activities	15	(3,777)	(96,725)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	19,977	103	55,784
Loan proceeds	-	-	146,000
Loan repayment	(6,000)	-	(66,000)
Proceeds from sale of common stock	-	-	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	13,977	103	786,176

Net increase (decrease) in cash and cash equivalents	5,169	(18,288)	5,480
Cash and cash equivalents, beginning of period	311	18,680	-
Cash and cash equivalents, end of period	$5,480	$392	$5,480

(Continued)

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows, Continued
Three Months Ended November 30, 2010 and 2009, and
from inception (July 22, 2005) through November 30, 2010
(Unaudited)

			From inception
			July 22, 2005
	Three months ended		through
	November 30,		November 30,
	2010	2009	2010

Supplemental cash flow information
Cash paid for interest	$3,753	$3,000	$27,128
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	200,000	200,000
Common stock issued for participation in drilling program	-	-	6,000
Common stock issued for stock subscription receivables	140,000	-	583,922
Accounts receivable exchanged for accounts payable	14,578	-	14,578
Drilling prepayment transferred to accounts receivable	28,079	-	28,079
Common stock cancelled for rescinded drilling program	1,000	-	1,000

See accompanying notes to condensed financial statements.

ROYAL ENERGY RESOURCES, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended August 31, 2010.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after November 30, 2010, up until the issuance of the financial statements.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.  In December 2007 the Company changed its name to Royal Energy Resources, Inc.

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest.  During the last half of fiscal 2008, the Company invested in three oil & gas drilling prospects in Washington County, Oklahoma, and had advanced additional funds to participate in three re-works.  Two wells began initial sales in November 2008.  All workover attempts were unsuccessful and the properties were abandoned during fiscal 2010.  All proven properties were sold effective October 1, 2010.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $2,953,659 ($28,995 in a prior development stage) through November 30, 2010, and incurred losses of $47,809 for the three months then ended.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had $6,335 and $6,350 at November 30, 2010 and August 31, 2010, respectively in unproved property costs that have not been evaluated and are not being amortized.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  Amortization in the amount of $256 was recorded during the three months ended November 30, 2009 and none was recorded in the 2010 period.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments of non-oil and gas long-lived assets have been recorded as of November 30, 2010.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At November 30, 2010 and August 31, 2010, there were no natural gas imbalances.

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

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At November 30, 2010 and 2009, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At November 30, 2010 and August 31, 2010, the Company had no working interests from which they would have had a plugging or abandoning liability.

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

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 3,400 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of November 30, 2010 and August 31, 2010, respectively.  In addition, the Company holds the lease for uranium rights on approximately 1,000 acres in Wyoming as of November 30, 2010 and August 31, 2010, respectively.

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

Prepaid drilling costs includes $28,583 at August 31, 2010.  Upon sale of the proved properties, discussed above, the $28,079 balance in prepaid drilling costs was transferred to accounts receivable.

3	CONVERTIBLE NOTES PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties.  The loan is currently past due and has a balance of $80,000 at November 30, 2010 and August 31, 2010.  The Company issued 21,000,000 shares of the Company's common stock to a group of individuals who agreed to repay the balance of the $80,000 loan.  The sale of the shares is being account for as a stock subscription until the note is repaid.

On April 13, 2010, the Company issued a convertible debenture in the amount of $6,000.  The debenture bears interest at the rate of $10% per annum, was due on September 13, 2010, is convertible into the Company's common stock at a conversion rate of 65% of the lowest closing bid price of the common stock during the immediately preceding 30 trading days and there is no pre-payment penalty.  Accordingly, at issuance, $2,100 of the proceeds was assigned to the conversion feature.  The discount was amortized over the five-month term of the note.

Face amount of the debenture	$6,000
Unamortized balance of the intrinsic value of the conversion feature	-
Carrying value of the debenture	$6,000

The debenture was repaid in September 2010.

4	STOCKHOLDERS’ EQUITY

Common stock
In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001.  The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state.  At November 30, 2010 and August 31, 2010, 72,613,731 and 39,713,731 shares were issued and outstanding, respectively.

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

Stock option plan
The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.  No options are outstanding under the Plan at November 30, 2010.

Consulting and financial services agreements
The Company has entered into various consulting and financial services agreements as well as a new loan agreement.  The cost associated with the agreements is being amortized over the period of the agreements.  The unamortized balance of the agreements was $10,952 and $28,809 at November 30, 2010 and August 31, 2010, respectively.

Transactions during the period ended November 30, 2010
On September 28, 2010, the Company issued 21,000,000 shares to a group of individuals who agreed to pay $80,000 to retire the Company's note payable.  This obligation will be accounted for as a subscription receivable by the Company until the note is paid.

On November 30, 2010, the Company's CEO acquired 12,000,000 shares of the Company's common stock for a stock subscription receivable of $59,880 and cash of $120.

Effective November 30, 2010, the 100,000 shares which the Company had issued for first right of refusal to participate in a drilling program were returned when the originally proposed drilling program was cancelled.  The shares were returned to the transfer agent and retired.

5	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

		Original	Interest	Balance	Balance
Name	Shares	Balance	Rate	11/30/2010	8/31/2010

Jacob Roth	31,050,000	$473,865	2-5%	$431,771	$391,749
Frimet Taub	600,000	29,937	2%	29,937	29,937
				461,708	421,686
Accrued interest				3,924	654
Related party total				465,632	422,340
Debt retirement	21,000,000	80,000	0%	80,000	-
				$545,632	$422,340

6	RELATED PARTY TRANSACTIONS

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

The President and Chief Executive Officer of the Company was paid approximately $2,575 and $4,100 for office and travel expense reimbursements during the three month periods ended November 30, 2010 and 2009, respectively.

See Note 5 above regarding stock subscription receivables.

7	SUBSEQUENT EVENT

The Company is forming a Romanian subsidiary to be used to acquire and develop possible gold, silver and copper mining concessions in Romania.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company was the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently represent approximately 3,400 acres of property located in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt County Wyoming.  The Company also holds leases for the uranium rights on approximately 1,000 acres in Wyoming.  The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.  The Company has completed several transactions wherein the Company sold the lease rights and retained a royalty interest and have sold the royalty interest in one transaction.  No exploration activities have yet taken place.  The Company has received proceeds of $70,275 from these transactions.

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States.  If successful, the Company plans to concentrate its efforts to develop these properties.

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $2,953,659 ($28,995 in a prior development stage) through November 30, 2010, and incurred losses of $47,809 for the three months then ended.

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

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

We had revenue from oil and gas production of $2,045 during the three months ended November 30, 2009.  The Company sold its producing oil properties effective October 1, 2010 and had no revenue during the 2010 quarter.

Non-cash compensation amounted to $17,857 in fiscal 2010 as compared to $178,419 in fiscal 2009.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 4).

During the three-month period in fiscal 2010, selling, general and administrative expenses amounted to $28,964 as compared to $56,149 in the year earlier period.  Decreases are primarily due to a decrease in cash consulting fees and lower professional services.

During the three-month period in fiscal 2010, we recognized interest expense of $3753 and recorded interest income in the amount of $3,269 from related parties.  During the three-month period in fiscal 2009, we recognized a loss of $719 from commodities trading, recognized interest expense of $3,000 and recorded interest income in the amount of $1,243 from related parties.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

1	(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2010.  Based on that review and evaluation, which included inquiries made to certain consultants of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, primarily due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended November 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2010, the Company issued 21,000,000 shares of its common stock, valued at $80,000 to a group of individuals who agreed to pay off the Company's convertible note payable.  This amount is included in stock subscription receivable.  In addition, the Company sold 12,000,000 shares to its Chief Executive Officer for $120 in cash and a note in the amount of $59,880.

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

ROYAL ENERGY RESOURCES, INC.

Date: January 5, 2011

	By: /s/	Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer