Form 10-Q
period 2011-05-31
Royal Energy Resources, Inc.
filed 2011-07-14
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,763,731 shares of common stock outstanding as of June 30, 2011.

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

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
May 31, 2011 (unaudited) and August 31, 2010

	May 31,	August 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$43	$311
Accounts receivable	17,619	10,617
Prepaid expenses	-	20,571
Total current assets	17,662	31,499
Oil and gas properties, on full cost method:
Unproved properties not being amortized	6,395	6,350
Other assets
Prepaid drilling costs	-	28,583
Investment in rare earth and precious metals properties	3,890	-
Investment in uranium properties	4,329	4,329
Total other assets	8,219	32,912
Total assets	$32,276	$70,761
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$62,513	$73,226
Accrued expenses	2,630	243
Debenture payable	14,250	-
Convertible note payable	80,000	86,000
Total current liabilities	159,393	159,469

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding at May 31, 2011 and at August 31, 2010, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares; 85,763,731 and 39,713,731 shares issued and outstanding at May 31, 2011 and August 31, 2010, respectively	858	397
Additional paid-in capital	3,499,596	3,267,893
Deferred option and stock compensation	(104,000)	(28,809)
Common stock subscription receivable	(429,769)	(422,340)
Deficit accumulated during the development stage	(3,093,803)	(2,905,850)
Total stockholders' equity (deficit)	(127,117)	(88,708)
Total liabilities and stockholders' equity (deficit)	$32,276	$70,761

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended May 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	May 31,
	2011	2010

Oil and gas production	$-	$3,221
Total revenues	-	3,221
Costs and expenses:
Lease operating expense	-	2,739
Production taxes	-	232
Depreciation, depletion and amortization	-	336
Asset impairment	-	18,676
Non-cash compensation	69,666	24,628
Other selling, general and administrative expense	14,345	8,421
Total costs and expenses	84,011	55,032
Loss from operations	(84,011)	(51,811)
Other expenses (income):
Interest income - related party	(1,220)	(1,449)
Interest expense	5,130	18,755
	3,910	17,306
Loss before income taxes	(87,921)	(69,117)
Provision for income taxes	-	-
Net loss	$(87,921)	$(69,117)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	87,326,231	24,193,079

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Nine Months Ended May 31, 2011 and 2010 and
from inception (July 22, 2005) through May 31, 2011
(Unaudited)

			Inception
			(July 22, 2005)
	Nine Months Ended		Through
	May 31.		May 31,
	2011	2010	2011

Oil and gas production	$-	$6,372	$12,704
Total revenues	-	6,372	12,704
Costs and expenses:
Lease operating expense	504	6,000	14,494
Production taxes	-	459	913
Depreciation, depletion and amortization	-	713	2,148
Asset impairment	-	18,676	75,164
Non-cash compensation	123,309	298,262	2,227,215
Other selling, general and administrative expense	65,284	78,705	670,518
Total costs and expenses	189,097	402,815	2,990,452
Loss from operations	(189,097)	(396,443)	(2,977,748)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	-	15,000
Loss on comodities trading	-	719	36,557
Interest income	-	-	(4,414)
Interest income - related party	(7,028)	(4,197)	(21,085)
Interest expense	5,884	25,505	61,002
	(1,144)	22,027	87,060
Loss before income taxes	(187,953)	(418,470)	(3,064,808)
Provision for income taxes	-	-	-
Net loss	$(187,953)	$(418,470)	$(3,064,808)

Net loss per share, basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding, basic and diluted	71,997,064	23,372,064

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Consolidated Stockholders' Equity
Inception of Development Stage, July 22, 2005, through May 31, 2011

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
Amortization of deferred expenses:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	17,267,731	173	1,724,978
Sale of common stock for cash	-	-	20,000	-	3,600
Common stock issued for consulting contracts	-	-	3,551,000	36	887,403
Cash portion of consulting contracts	-	-	-	-	-
Amortization of deferred expenses:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	1,550,000	15	263,485
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2009	100,000	$1	22,388,731	$224	$2,879,466
					(Continued)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Consolidated Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through May 31, 2011

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
				(Restated
				Note 11)

Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate purchase	-	-	-	-	(200,000)
Amortization of deferred expenses:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	-	-	3,600
Common stock issued for consulting contracts	-	(887,440)	-	-	-
Cash portion of consulting contracts	-	(40,901)	-	-	(40,901)
Amortization of deferred expenses:
Non-cash portion	-	1,252,861	-	-	1,252,861
Cash portion	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	(77,500)	-	-	-	186,000
Payments received	1,168	-	-	-	1,168
Interest accrued	(3,545)	-	-	-	(3,545)
Net loss	-	-	-	(1,723,711)	(1,723,711)
Balance, August 31, 2009	$(151,969)	$(273,808)	$(28,995)	$(2,375,800)	$49,120

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Consolidated Stockholders' Equity
Inception of Development Stage, July 22, 2005, through May 31, 2011

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$1	22,388,731	$224	$2,879,466
Common stock issued for:
Consulting contracts	-	-	2,525,000	25	81,475
Drilling program participation	-	-	100,000	1	5,999
Loan extension	-	-	700,000	7	13,993
Amortization of deferred expenses	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	14,000,000	140	284,860
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	$1	39,713,731	$397	$3,267,893
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	2,000,000	20	19,980
Loan and extension fee	-	-	5,400,000	54	178,446
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	43,000,000	430	171,570
Cancelled	-	-	(4,250,000)	(42)	(147,294)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for rescinded drilling program	-	-	(100,000)	(1)	1
Net loss	-	-	-	-	-
Balance May 31, 2011	100,000	$1	85,763,731	$858	$3,499,596

					(Continued)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Consolidated Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through May 31, 2011

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of deferred expenses	-	326,498	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred expenses	-	100,809	-	-	100,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-
Loan and extension fee	-	(156,000)	-	-	22,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-
Cancelled	147,336	-	-	-	-
Payments received	24,263	-	-	-	24,263
Interest accrued	(7,028)	-	-	-	(7,028)
Common stock cancelled for rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(187,953)	(187,953)
Balance May 31, 2011	$(429,769)	$(104,000)	$(28,995)	$(3,064,808)	$(127,117)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended May 31, 2011 and 2010 and
from inception (July 22, 2005) through May 31, 2011
(Unaudited)

			From inception
			July 22, 2005
	Nine months ended		through
	May 31,		May 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(187,953)	$(418,470)	$(3,064,808)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	-	713	2,148
Value of common shares issued for services and loan extension fees	123,309	298,262	2,241,215
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(7,028)	(4,197)	(21,085)
Asset impairment	-	18,676	75,164
Beneficial conversion feature of convertible note payable	5,250	630	7,350
Change in other assets and liablities:
Accounts receivable	6,500	(4,082)	(367)
Prepaid expenses and other assets	21,075	47,785	49,392
Accounts payable and accrued expenses	6,252	32,041	(11,752)
Net cash used in operations	(32,595)	(28,642)	(707,743)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(45)	(8,402)	(150,387)
Proceeds from sale of undeveloped leasehold	-	-	70,275
Investment in rare earth and precious metals properties	(3,890)	-	(3,890)
Investment in uranium properties	-	-	(5,673)
Net cash provided by (used in) investing activities	(3,935)	(8,402)	(100,675)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	24,262	18,369	60,069
Loan proceeds	18,000	-	164,000
Loan repayment	(6,000)	-	(66,000)
Proceeds from sale of common stock	-	-	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	36,262	18,369	808,461

Net increase (decrease) in cash and cash equivalents	(268)	(18,675)	43
Cash and cash equivalents, beginning of period	311	18,680	-
Cash and cash equivalents, end of period	$43	$5	$43

			(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows, Continued
Nine Months Ended May 31, 2011 and 2010, and
from inception (July 22, 2005) through May 31, 2011
(Unaudited)

			From inception
			July 22, 2005
	Nine months ended		through
	May 31,		May 31,
	2011	2010	2011

Supplemental cash flow information
Cash paid for interest	$6,100	$6,750	$29,475
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for participation in drilling program	-	6,000	6,000
Common stock issued for stock subscription receivables	172,000	-	615,922
Accounts receivable exchanged for accounts payable	14,578	-	14,578
Drilling prepayment transferred to accounts receivable	28,079	-	28,079
Common stock cancelled for rescinded drilling program	1,000	-	1,000
Common stock and stock subscription receivables cancelled	147,336	-	147,336

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011
(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) (formerly known as World Marketing, Inc. ("WMI") and its wholly owned subsidiary S.C. Golden Carpathan Resources S.R.L. ("SCGCR"), a Romanian corporation. RER and SCGCR are development stage enterprises within the meaning of Financial Accounting Standards Board Topic 915.  All significant intercompany balances and transactions have been eliminated in consolidation.  SCGCR has just completed its formation and has not had any operations as of May 31, 2011.

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

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of  management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended August 31, 2010.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after May 31, 2011, up until the issuance of the financial statements.

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

On April 1, 2011, the Company, through its CEO completed the initial stages of forming a Romanian subsidiary to be used to acquire and develop possible gold, silver and copper mining concessions in Romania.  The subsidiary, S.C. Golden Carpathan Resources S.R.L., will be located in Bucharest, Romania.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,093,803 ($28,995 in a prior development stage) through May 31, 2011, and incurred losses of $187,953 for the nine months then ended.

The Company is currently attempting to secure financing in Europe for $5 to $10 million during the next eighteen months.  This funding would be used primarily for development of rare earth and precious metals leases in the United States and Eastern Europe, for purchase of energy and mining leases and other corporate requirements.  There can be no assurance that the Company will be able to complete this financing.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had $6,395 and $6,350 at May 31, 2011 and August 31, 2010, respectively in unproved property costs that have not been evaluated and are not being amortized.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  Amortization in the amount of $713 and $336 was recorded during the nine and three months ended May 31, 2010 and none was recorded in the 2011 period.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist.  An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets.  If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.  No impairments of non-oil and gas long-lived assets have been recorded as of May 31, 2011.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At May 31, 2011 and August 31, 2010, there were no natural gas imbalances.

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

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At May 31, 2011 and 2010, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At May 31, 2011 and August 31, 2010, the Company had no working interests from which they would have had a plugging or abandoning liability.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  As of June 30, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States.  If successful, the Company plans to concentrate its efforts to develop these properties.  At May 31, 2011, the Company held the lease for 2,770 acres of rare earth and precious metals leases in Crook County, Wyoming.  The rare earth and precious metals leases are approximately 5-6 miles from Bear Lodge Mountain near Sundance, Wyoming.  The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 1,000 acres in Laramie County, Wyoming as of May 31, 2011 and August 31, 2010, respectively.  The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $1 billion.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights.  The oil and gas leases currently comprise approximately 3,000 acres in Weston, Goshen, Converse, Freemont, Laramie and Platt Counties, Wyoming as of May 31, 2011 and August 31, 2010, respectively.

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

Prepaid drilling costs included $28,583 at August 31, 2010.  Upon sale of the proved properties, discussed above, the $28,079 balance in prepaid drilling costs was transferred to accounts receivable.

3	CONVERTIBLE NOTES PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties.  On March 10, 2011, the Company issued 3,900,000 shares of its common stock to the note holder and the due date of the note with a balance of $80,000 was extended nine months, to December 10, 2011.  The Company issued 21,000,000 shares of the Company's common stock to a group of individuals who agreed to repay the balance of the $80,000 loan.  The sale of the shares is being accounted for as a stock subscription until the note is repaid.

On April 13, 2010, the Company issued a convertible debenture in the amount of $6,000.  The debenture included interest at the rate of $10% per annum, was due on September 13, 2010, was convertible into the Company's common stock at a conversion rate of 65% of the lowest closing bid price of the common stock during the immediately preceding 30 trading days and there was no pre-payment penalty.  Accordingly, at issuance, $2,100 of the proceeds was assigned to the conversion feature.  The discount was amortized over the five-month term of the note.  The debenture was repaid in September 2010.

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

Face amount of the debenture	$18,000
Unamortized balance of the intrinsic value of the conversion feature	(3,750)
Carrying value of the debenture	$14,250

5	STOCKHOLDERS’ EQUITY

Common stock
In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $0.00001.  The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state.  At May 31, 2011 and August 31, 2010, 85,763,731 and 39,713,731 shares were issued and outstanding, respectively.

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

Stock option plan
The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.  No options are outstanding under the Plan at May 31, 2011.

Consulting and financial services agreements
The Company has entered into various consulting and financial services agreements as well as a new loan agreement.  The cost associated with the agreements is being amortized over the period of the agreements.  The following schedule summarizes the activity since it commenced in 2008.

	Shares	Cost

Inception through August 31, 2010	9,041,000	$1,793,740
Expired option	-	328,975
Total, beginning of year	9,041,000	2,122,715
New agreements during the nine months ended May 31, 2011	5,900,000	176,000
	14,941,000	$2,298,715

The unamortized balance may be summarized as follows.

Balance

Balance, August 31, 2010	$28,809
New agreements added	176,000
Amortization	(100,809)
Balance, May 31, 2011	$104,000

Transactions during the period ended May 31, 2011
On September 28, 2010, the Company issued 21,000,000 shares to a group of individuals who agreed to pay $80,000 to retire the Company's note payable.  This obligation will be accounted for as a subscription receivable by the Company until the note is paid.

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

On March 10, 2011, the Company issued 3,900,000 shares of its common stock to extend the due date of its note payable with a balance of $80,000 for nine months.

On April 14, 2011, the Company's CEO returned 4,250,000 shares of the Company's common stock to the Company and it was cancelled, along with the related stock subscription notes with a combined principal balance of $144,866 and accrued interest of $2,470.

6	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company and others have acquired common stock from the Company pursuant to note agreements, summarized as follows.

		Original	Interest	Balance	Balance
Name	Shares	Balance	Rate	5/31/2011	8/31/2010

Jacob Roth	41,700,000	$316,650	2%	$314,620	$391,749
Frimet Taub	600,000	29,937	2%	29,937	29,937
				344,557	421,686
Accrued interest				5,212	654
Related party total				349,769	422,340
Debt retirement	21,000,000	80,000	0%	80,000	-
				$429,769	$422,340

7	RELATED PARTY TRANSACTIONS

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

The President and Chief Executive Officer of the Company was paid approximately $14,638 and $12,168 for office and travel expense reimbursements during the nine month periods ended May 31, 2011 and 2010, respectively.

See Note 5 and 6 above regarding stock transactions and stock subscription receivables.

8	SUBSEQUENT EVENTS

During June 2011, the Company acquired the rights to lease the mineral rights to approximately 640 acres of rare earth and precious metals leases in Crook County, Wyoming.  In addition, the Company also acquired the rights to lease the mineral rights to approximately 640 acres of uranium leases in Wyoming.

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

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States.  If successful, the Company plans to concentrate its efforts to develop these properties.  During the three months ended May 31, 2011, the Company acquired approximately 2,770 acres of rare earth and precious metals leases in Crook County, Wyoming.

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,093,803 ($28,995 in a prior development stage) through May 31, 2011, and incurred losses of $187,953 for the nine months then ended.

The Company is currently attempting to secure financing in Europe for $5 to $10 million during the next eighteen months.  This funding would be used primarily for development of rare earth and precious metals leases in the United States and Eastern Europe, for purchase of energy and mining leases and other corporate requirements.  There can be no assurance that the Company will be able to complete this financing.

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

COMPARISON OF THREE MONTHS ENDED MAY 31, 2011 AND 2010

We had revenue from oil and gas production of $3,221 during the three months ended May 31, 2010.  The Company sold its producing oil properties effective October 1, 2010 and had no revenue during the 2011 quarter.

Non-cash compensation amounted to $69,666 in fiscal 2011 as compared to $24,628 in fiscal 2010.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

During the three-month period in fiscal 2011, selling, general and administrative expenses amounted to $14,345 as compared to $8,421 in the year earlier period.

During the three-month period in fiscal 2011, we recognized interest expense of $5,130 and recorded interest income in the amount of $1,220 from related parties.  During the three-month period in fiscal 2010, we recognized interest expense of $18,755 and recorded interest income in the amount of $1,449 from related parties.

COMPARISON OF SIX MONTHS ENDED MAY 31, 2011 AND 2010

We had revenue from oil and gas production of $6,372 during the nine months ended May 31, 2010.  The Company sold its producing oil properties effective October 1, 2010 and had no revenue during the 2011 period.

Non-cash compensation amounted to $123,309 in fiscal 2011 as compared to $298,262 in fiscal 2010.  Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements.  (Note 5).

During the nine-month period in fiscal 2011, selling, general and administrative expenses amounted to $65,284 as compared to $78,705 in the year earlier period.

During the nine-month period in fiscal 2011, we recognized interest expense of $5,884 and recorded interest income in the amount of $7,028 from related parties.  During the nine-month period in fiscal 2010, we recognized interest expense of $25,505 and recorded interest income in the amount of $4,197 from related parties.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company's financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2011.  Our management has determined that, as of the date of this report, the Company's disclosure controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended May 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2011, the Company issued 3,900,000 shares of its common stock, valued at $156,000 to the holder of the Company's convertible note payable to extend the due date until December 2011.

The shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5:	OTHER INFORMATION.

None

ITEM 6:	EXHIBITS

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

Date: July 12, 2011

	By: /s/	Jacob Roth
President, Chief Executive Officer and
Chief Financial Officer