Form 10-K
period 2011-08-31
Royal Energy Resources, Inc.
filed 2011-12-07
CIK 1102392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

Commission File Number 000-52547

ROYAL ENERGY RESOURCES, INC.

(Exact name of small business issuer in its charter)

Delaware	11-3480036
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

543 Bedford Avenue, #176 Brooklyn, NY	11211

(Address of Principal Executive Office)	(Zip Code)

Issuer’s telephone number (800) 620-3029

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

 COMMON STOCK, $0.00001 PAR VALUE

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one)

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the shares of our common stock, par value $0.00001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,753,510.

As of December 14, 2011, the registrant had outstanding 85,763,731 shares of its common stock, par value of $0.00001 and 100,000 shares of its preferred stock, par value $0.00001.

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

ENERGY AND MINING

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2011 and August 31, 2010, respectively. There are leases for 640 acres pending. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 3,000 acres in Weston, Goshen, Converse, Freemont, Laramie and Platt Counties, Wyoming as of August 31, 2011 and August 31, 2010, respectively. As of August 31, 2011, the Company had collected approximately $72,000 from sales of leases and royalty interests.

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

The mailing address of the Company is 543 Bedford Avenue, #176, Brooklyn, New York 11211 and our telephone number is 800-620-3029.

FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are a development stage company. We have not previously been in the energy business, or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2012. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $3,176,267 through August 31, 2010, and incurred a loss of $270,417 for the year then ended.

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

COMPETITION

ENERGY AND MINING

The Company expects to concentrate the majority of its resources in oil and gas and mining by acquiring leasehold interests and either selling or farming them out to other companies for development, while retaining an over-riding royalty interest. The Company had elected to participate in the development of certain properties in Oklahoma. The Company is much smaller than most participants in this industry and has limited expertise in operating energy and mining businesses.

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

Item 1A: RISK FACTORS

Not applicable.

Item 2: PropertIES

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2011 and August 31, 2010, respectively. There are leases for 640 acres pending. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 3,000 acres in Weston, Goshen, Converse, Freemont, Laramie and Platt Counties, Wyoming as of August 31, 2011 and August 31, 2010, respectively.

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

The process of estimating oil and natural gas reserves is complex and requires significant judgment. Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. With the sale of our only producing reserves effective October 1, 2010, we have no proved reserves at August 31, 2011 and 2010.

Drilling Activities

The following table summarizes the results of our development drilling activity for the years ended August 31, 2011, 2010, 2009 and 2008. There was no activity in prior years and the Company has not had any exploratory drilling activity.

Development Well Activity

	Wells Drilling		Net Wells Completed (2)
	Gross (1)	Net (2)	Productive	Dry

Year ended August 31, 2011	-	-	-	-
Year ended August 31, 2010	-	-	-	0.98
Year ended August 31, 2009	2.00	0.98	0.50	-
Year ended August 31, 2008	2.00	0.50	-	-

(1)               Gross wells are the sum of all wells in which we own an interest.

(2)               Net wells are gross wells multiplied by our fractional working interests therein.

Both wells drilling at August 31, 2008, were completed as productive oil wells in September and October 2008.

The initial properties in which the Company participated involved the well bore only and did not include any acreage. The Company had the right to participate in additional wells in this prospect until the properties were sold effective October 1, 2010.

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

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2011 and August 31, 2010, respectively. There are leases for 640 acres pending. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

These leases are separate from those included above and are being held primarily for resale while retaining an over-riding royalty interest. As of August 31, 2011, and 2010, we own oil and gas leases comprising approximately 3,000 and 3,400 acres in Wyoming, respectively.

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

Period	High	Low

2011
Quarter ended August 31, 2011	$0.03	$0.01
Quarter ended May 31, 2011	$0.08	$0.02
Quarter ended February 29, 2011	$0.11	$0.01
Quarter ended November 30, 2010	$0.04	$0.01

2010
Quarter ended August 31, 2010	$0.06	$0.01
Quarter ended May 31, 2010	$0.06	$0.02
Quarter ended February 28, 2010	$0.08	$0.03
Quarter ended November 30, 2009	$0.20	$0.03

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2011, we did not issue any shares of our common stock.

(b) HOLDERS

There are 85 shareholders of record of the Company’s common stock at August 31, 2011.

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

Oil and gas sales

The Company had $4,310 in oil and gas sales in 2010 from the initial production from two wells completed at the beginning of 2009. These wells were sold effective October 1, 2010.

Costs and expenses

Costs and expenses consist of the following for the years ended August 31, 2011 and 2010.

	2011	2010
Lease operating expense	$ 504	$ 8,279
Production taxes	-	603
Depreciation, depletion and amortization	-	954
Asset impairment	-	38,234
Non-cash compensation	175,309	326,498
Other selling, general and administrative expense	85,268	109,804
	$ 261,081	$ 484,372

Lease operating expense, production taxes and depreciation, depletion and amortization relate to the oil and gas revenue which ceased in 2010.

The asset impairment arose as a result of a ceiling test limitation on the proved oil and gas reserves. The proven reserves were sold effective October 1, 2010 and the properties carrying value was reduced to the net proceeds, which was reclassified to accounts receivable at August 31, 2010.

Non-cash compensation includes $175,309 and $326,498 in 2011 and 2010, respectively, in compensation to consultants pursuant to consulting agreements. The agreements cover periods ranging from 2.5 months to 16.5 months and the related fair value of the shares and options are being amortized over the life of the agreements.

Other selling, general and administrative expense decreased from $109,804 in 2010 to $85,268 in 2011. The majority of the decrease is due to a decrease of $27,781 in cash consulting fees.

Other expense (income):

Other expense (income) consists of the following for the years ended August 31, 2011 and 2010.

	2011	2010
Commodities trading losses	$ -	$ 719
Interest expense	18,063	30,968
Interest income from related parties	(8,727)	(6,610)
	$ 9,336	$ 25,077

Interest expense decreased in 2011 from 2010, primarily due to the 2010 amount of $30,968 including $14,000 from the issue of common stock to extend a past due loan.

Interest income was accrued on the stock subscription receivables (related parties) in 2011 and 2010.

Going Concern Factors—Liquidity

We are a development stage company. We have not previously been in the energy business or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2012. The Company, has accumulated a net loss of $3,176,267 through August 31, 2010, ($28,995 in an earlier development stage business and $3,147,272 in the current development stage) and incurred losses of $270,417 for the year then ended.

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

  The quality and quantity of available data;
  The accuracy of various mandated economic assumptions; and
  The judgments of the person preparing the estimates.

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

Item 8: Financial Statements AND SUPPLEMENTARY DATA

The Financial Statements of Royal Energy Resources, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2011 and 2010 and the period from inception (July 22, 2005) through August 31, 2011, is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Energy Resources, Inc.

(formerly World Marketing, Inc.)

(a development stage company)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2011 and 2010 and the related statements of operations and cash flows for the years ended August 31, 2011 and 2010 and the period from inception (July 22, 2005) through August 31, 2011 and the statement of stockholders’ equity for the period from inception (July 22, 2005) through August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Energy Resources, Inc.., (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended August 31, 2011 and 2010 and the period from inception (July 22, 2005) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

November 28, 2011

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
August 31, 2011 and 2010
	2011	2010
Assets
Current assets
Cash and cash equivalents	$ 35	$ 311
Accounts receivable	8,000	10,617
Prepaid expenses	-	20,571
Total current assets	8,035	31,499
Properties
Mining properties	9,729	4,329
Unproved properties not being amortized (full cost method)	8,462	6,350
	18,191	10,679
Accumulated depreciation, depletion and amortization	-	-
	18,191	10,679
Other assets and investments
Prepaid drilling costs	-	28,583
Total other assets	-	28,583
Total assets	$ 26,226	$ 70,761

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 71,292	$ 73,226
Accrued expenses	-	243
Convertible note and debenture payable	80,000	86,000
Total current liabilities	151,292	159,469

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; issued and outstanding - 100,000 shares at
August 31, 2010 and August 31, 2009	1	1
Common stock: $0.00001 par value; authorized
100,000,000 shares; 85,763,731 and 39,713,731 shares issued
and outstanding at August 31, 2011 and 2010, respectively	858	397
Additional paid-in capital	3,499,596	3,267,893
Deferred option and stock compensation	(52,000)	(28,809)
Common stock subscription receivable	(397,254)	(422,340)
Deficit accumulated during the development stage	(3,176,267)	(2,905,850)
Total stockholders' equity	(125,066)	(88,708)
Total liabilities and stockholders' equity	$ 26,226	$ 70,761

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
Years Ended August 31, 2011 and 2010 and
from inception (July 22, 2005) through August 31, 2011

				Inception
				(July 22, 2005)
				Through
	Years Ended August 31,			August 31,
	2011		2010	2011

Oil and gas sales	$ -		$ 8,394	$ 12,704
Costs and expenses:		#
Lease operating expense	504		8,279	14,494
Production taxes	-		603	913
Depreciation, depletion and amortization	-		954	2,148
Asset impairment	-		38,234	75,164
Non-cash compensation	175,309		326,498	2,279,215
Other selling, general and administrative expense	85,268		109,804	690,502
Total costs and expenses	261,081		484,372	3,062,436
Loss from operations	(261,081)		(475,978)	(3,049,732)
Other expenses (income):
Loss on disposition by rescission agreement
on condominium	-		-	15,000
Commodities trading losses	-		719	36,557
Interest expense	18,063		30,968	73,181
Interest income from related party	(8,727)		(6,610)	(22,784)
Interest income	-		-	(4,414)
	9,336		25,077	97,540
Loss before income taxes	(270,417)		(501,055)	(3,147,272)
Provision for income taxes	-		-	-
Net loss	$ (270,417)		$ (501,055)	$ (3,147,272)

Net loss per share, basic and diluted	$ (0.00)		$ (0.02)

Weighted average shares outstanding,
basic and diluted	75,467,019		27,065,306

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through August 31, 2011
							Additional
	Preferred stock			Common stock			Paid-in
	Shares		Amount	Shares		Amount	Capital

Inception, July 22, 2005	-		-	5,930,300		59	22,426
Sale of common stock for cash	-		-	320,000		3	31,997
Common stock issued for
real estate investment	-		-	1,900,000		19	189,981
Contribution to capital	-		-	-		-	6,560
Net loss	-		-	-		-	-
Balance August 31, 2005	-		-	8,150,300		81	250,964
Sale of common stock for cash	-		-	1,086,667		12	120,488
Net loss	-		-	-		-	-
Balance, August 31, 2006	-		-	9,236,967		93	371,452
Sale of common stock	-		-	4,670,060		46	161,614
Net loss	-		-	-		-	-
Balance, August 31, 2007	-		-	13,907,027		139	533,066
Sale of preferred stock	100,000		1	-		-	999
Sale of common stock	-		-	2,295,704		23	413,149
Common stock issued for
consulting contracts	-		-	2,965,000		30	977,745
Cash portion of consulting
contracts	-		-	-		-	-
Rescission of real estate
purchase	-		-	(1,900,000)		(19)	(199,981)
Amortization of prepaid
consulting contracts:		#			#
Non-cash portion	-		-	-		-	-
Cash portion	-		-	-		-	-
Stock subscription receivable:
Payments received	-		-	-		-	-
Interest accrued	-		-	-		-	-
Net loss	-		-	-		-	-
Balance, August 31, 2008	100,000		1	17,267,731		173	1,724,978
Sale of common stock for cash	-		-	20,000		-	3,600
Common stock issued for
consulting contracts	-		-	3,551,000		36	887,403
Cash portion of consulting contracts	-		-	-		-	-
Amortization of prepaid
consulting contracts:
Non-cash portion	-		-	-		-	-
Cash portion	-		-	-		-	-
Stock subscription receivable:
Sold	-		-	1,550,000		15	263,485
Payments received	-		-	-		-	-
Interest accrued	-		-	-		-	-
Net loss	-		-	-		-	-
Balance, August 31, 2009	100,000		$ 1	22,388,731		$ 224	$ 2,879,466
							(Continued)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through August 31, 2011

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
				(Restated
				Note 11)

Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for
real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for
consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting
contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate
purchase	-	-	-	-	(200,000)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	-	-	3,600
Common stock issued for
consulting contracts	-	(887,440)	-	-	-
Cash portion of consulting contracts	-	(40,901)	-	-	(40,901)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	1,252,861	-	-	1,252,861
Cash portion	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	(77,500)	-	-	-	186,000
Payments received	1,168				1,168
Interest accrued	(3,545)				(3,545)
Net loss	-	-	-	(1,723,711)	(1,723,711)
Balance, August 31, 2009	$ (151,969)	$ (273,808)	$ (28,995)	$ (2,375,800)	$ 49,120

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through August 31, 2011
							Additional
	Preferred stock			Common stock			Paid-in
	Shares		Amount	Shares		Amount	Capital

Balance August 31, 2009	100,000		$ 1	22,388,731		$ 224	$ 2,879,466
Common stock issued for:
Consulting contracts	-		-	2,525,000		25	81,475
Drilling program participation	-		-	100,000		1	5,999
Loan extension	-		-	700,000		7	13,993
Amortization of prepaid
Consulting contracts	-		-	-		-	-
Beneficial conversion feature
of convertible debt	-		-	-		-	2,100
Stock subscription receivable:
Sold	-		-	14,000,000		140	284,860
Payments received	-		-	-		-	-
Interest accrued	-		-	-		-	-
Net loss	-		-	-		-	-
Balance August 31, 2010	100,000		1	39,713,731		397	3,267,893
Amortization of deferred		#			#
expenses	-		-	-		-	-
Common stock issued for:
Consulting contracts	-		-	2,000,000		20	19,980
Loan and extension fee	-		-	5,400,000		54	178,446
Beneficial conversion feature
of convertible debt	-		-	-		-	9,000
Stock subscription receivable:
Sold	-		-	43,000,000		430	171,570
Cancelled	-		-	(4,250,000)		(42)	(147,294)
Payments received	-		-	-		-	-
Interest accrued	-		-	-		-	-
Common stock cancelled for
rescinded drilling program	-		-	(100,000)		(1)	1
Net loss	-		-	-		-	-
Balance August, 31, 2011	100,000		$ 1	85,763,731		$ 858	$ 3,499,596

							(Continued)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through August 31, 2010

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$ (151,969)	$ (273,807)	$ (28,995)	$ (2,375,800)	$ 49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid
consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature
of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred
expenses	-	152,809	-	-	152,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-
Loan and extension fee	-	(156,000)	-	-	22,500
Beneficial conversion feature
of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-
Cancelled	147,336	-	-	-	-
Payments received	58,477	-	-	-	58,477
Interest accrued	(8,727)	-	-	-	(8,727)
Common stock cancelled for
rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(270,417)	(270,417)
Balance August, 31, 2011	$ (397,254)	$ (52,000)	$ (28,995)	$ (3,147,272)	$ (125,066)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended August 31, 2011 and 2010, and
the period from inception (July 22, 2005) through August 31, 2011

			From inception
			July 22, 2005
			through
	Years Ended August 31,		August 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$ (270,417)	$ (501,055)	$ (3,147,272)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	-	954	2,148
Value of common shares issued for services	71,309	326,498	2,175,215
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(8,727)	(6,610)	(22,784)
Asset impairment	-	38,234	75,164
Loan extension paid with common stock	104,000	14,000	118,000
Beneficial conversion feature of convertible
note payable	9,000	2,100	11,100
Bad debt expense	9,619	-	9,619
Change in other assets and liablities:
Accounts receivable	-	(5,959)	(6,867)
Prepaid expenses and other assets	21,075	68,229	49,392
Accounts payable	12,643	7,028	(5,604)
Accrued expenses	(243)	243	-
Net cash used in operations	(51,741)	(56,338)	(726,889)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(2,097)	(11,570)	(152,439)
Proceeds from sales of undeveloped leasehold	-	22,300	70,275
Proceeds from sale of oil and gas properties	6,500	-	6,500
Investment in uranium and rare earth and precious metals properties	(5,400)	-	(11,073)
Net cash provided (used) in investing activities	(997)	10,730	(97,737)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	58,462	21,239	94,269
Loan proceeds	18,000	6,000	164,000
Loan repayment	(24,000)	-	(84,000)
Proceeds from sale of common stock	-	-	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	52,462	27,239	824,661

Net increase (decrease) in cash and cash equivalents	(276)	(18,369)	35
Cash and cash equivalents, beginning of period	311	18,680	-
Cash and cash equivalents, end of period	$ 35	$ 311	$ 35

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows, Continued
Years Ended August 31, 2011 and 2010, and
the period from inception (July 22, 2005) through August 31, 2011

			From inception
			July 22, 2005
			through
	Years Ended August 31,		August 31,
	2011	2010	2011

Supplemental cash flow information
Cash paid for interest	$ 9,306	$ 14,625	$ 32,681
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$ -	$ -	$ 190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission
agreement	-	-	200,000
Common stock issued for participation in drilling
program	-	-	6,000
Common stock issued for stock subscription
receivables	172,000	77,332	615,922
Stock subscription receivables cancelled and common
stock retired	147,336	-	147,336

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

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

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after August 31, 2011, up until the issuance of the financial statements, which occurred on November 28, 2011.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. ("Webmarketing"). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc.

In 2011, the Company began pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2012. The Company, has accumulated a net loss of $3,176,267 through August 31, 2011, ($28,995 in an earlier development stage business and $3,147,272 in the current development stage) and incurred losses of $270,417 for the year then ended.

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

There are no options outstanding at August 31, 2011.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had $8,462 and $6,350 in capitalized costs relating to unevaluated properties and leases at August 31, 2011 and 2010, respectively. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. There are no capitalized costs for proved properties as of August 31, 2011 and 2010.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated future net revenues have been prepared by the Company with the assistance of the operator of the properties. In 2010 the Company recognized an impairment due to the ceiling test limitations of $38,224.

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments of other assets were recorded in 2011 or 2010.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At August 31, 2011 and 2010, there were no natural gas imbalances.

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

Oil and natural gas reserve estimates

Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates. The Company had no proved reserves at August 31, 2011 and 2010.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2011 and 2010, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Credit risk

In 2011 and 2010, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At August 31, 2011 and 2010, the Company had no proved producing properties and no asset retirement obligation.

Fair value determination

Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of October 31, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Fiscal years

The year ended August 31, 2011 is referred to herein as 2011, the year ended August 31, 2010 is referred to herein as 2010 and the year ended August 31, 2009 is referred to herein as 2009.

2 INVESTMENT IN ENERGY PROPERTIES

Property costs are summarized as follows at August 31, 2011 and 2010.

	2011	2010

Gold, silver, copper and rare earth metals mining	$ 5,400	$ -
Uranium rights	4,329	4,329
Mining properties	9,729	4,329
Unproved properties not being amortized	8,462	6,350
Total	18,191	10,679
Accumulated depreciation, depletion and amortization	-	-
	$ 18,191	$ 10,679

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2011 and August 31, 2010, respectively. There are leases for 640 acres pending. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 3,000 and 3,400 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of August 31, 2011 and 2010, respectively. As of August 31, 2011, the Company had collected approximately $72,000 from sales of leases and royalty interests.

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

3 CONVERTIBLE NOTE AND DEBENTURE PAYABLE

Convertible note and debenture payable may be summarized as follows.

	2011	2010

Loan with an individual	$ 80,000	$ 80,000
Convertible debenture	-	6,000
	$ 80,000	$ 86,000

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

4 INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through August 31, 2011, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the year ended August 31, 2011 and 2010 as follows:

	2011	2010

"Normally expected" income tax benefit	$ 91,900	$ 170,400
State income taxes less federal tax benefit	10,800	20,000
Valuation allowance	(102,700)	(190,400)
Actual income tax expense	$ -	$ -

RER has available unused net operating loss carryforwards of approximately $3,177,000 which will expire in various periods from 2019 to 2030, some of which may be limited as to the amount available on an annual basis.

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

	2011	2010

Net operating loss carryforward	$ 1,206,900	$ 1,104,200
Valuation allowance	(1,206,900)	(1,104,200)
Total	$ -	$ -

5 STOCKHOLDERS’ EQUITY

Common stock

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $.00001. The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state. At August 31, 2011 and 2010, 85,763,731 and 39,713,731 shares were issued and outstanding, respectively.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at August 31, 2011.

Consulting and financial services agreements

During 2011 and 2010, the Company entered into various consulting and financial services agreements as well as new loan agreements and amendments to an existing loan agreement.  The following table summarizes the agreements.

	2011	2010
Cash to be paid	$ -	$ 36,000
Cash paid	$ -	$ 14,600
Shares issued	5,900,000	3,225,000
Options expired	-	-
Value of common stock and options	$ 176,000	$ 81,500
Unamortized balance, end of year	$ 52,000	$ 28,235
Terms of agreements	2.5-9	3-12
	months	months

6 STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

			Original	Interest	Balance	Balance
Name	Shares	Date	Balance	Rate	8/31/2010	8/31/2010

Jacob Roth	4,100,000	8/16/2007	$ 81,590	5%	$ -	$ 59,587
Jacob Roth	950,000	7/14/2009	47,395	2%	-	47,395
Jacob Roth	1,000,000	11/24/2009	60,000	2%	-	59,897
Jacob Roth	7,000,000	6/1/2010	105,000	2%	70,495	104,930
Jacob Roth	6,000,000	6/24/2010	120,000	2%	119,940	119,940
Jacob Roth	12,000,000	11/30/2010	60,000	2%	60,000	-
Jacob Roth	10,000,000	2/17/2011	31,900	2%	31,900	-
Frimet Taub	600,000	7/28/2009	29,937	2%	29,937	29,937
					312,272	421,686
Accrued interest					4,982	654
Related party total					317,254	422,340
Debt retirement	21,000,000		80,000		80,000	-
					397,254	422,340

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

The President and Chief Executive Officer of the Company was paid approximately $14,600 and $20,000 for office and travel expense reimbursements during the years ended August 31, 2011 and 2010, respectively.

See Note 6 above regarding stock subscription receivables.

8 supplementary oil and gas reserve information (unaudited)

The Company had interests in proved oil and natural gas properties that were all located in Washington County, Oklahoma until the Company sold its interest in the proved properties effective October 1, 2010, impaired the property cost in an amount equal to the loss on the properties and reclassified the remainder to accounts receivable.

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

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at August 31, 2011 and 2010 are included in Note 2.

Costs incurred in oil and natural gas producing activities for the year ended August 31, 2011 and 2010, are summarized as follows:

	2011	2010

Acquisition of proved properties	$ -	$ -
Acquisition of undeveloped leasehold	-	-
Development costs	-	11,570
	$ -	$ 11,570

Amortization rate per BOE	N/A	N/A

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows.

Oil
Balance, August 31, 2009	5,137
Revisions of estimates	(4,516)
Production	(126)
Sale of proved properties	(495)
Balance, August 31, 2011 and 2010	-

There is no standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at August 31, 2011 and 2010.

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended August 31, 2010. (None in 2011).

2010

Standardized measure of discounted future net cash flows at beginning of period	$ 38,865
Changes during the period:
Sales of natural gas produced, net of production costs	488
Net changes in prices and production costs	-
Sales of reserves in place	(3,750)
Revision of previous quantity estimates	(35,603)
Net change	(38,865)
Standardized measure of discounted future net cash flows at end of period	$ -

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2011. Our management has determined that, as of August 31, 2011, the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States' generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of August 31, 2011.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED
Jacob Roth	64	President,	March 22, 1999
		Chief Executive Officer,
		Chief Financial Officer
		and Director
			March 22, 1999
Frimet Taub	31	Secretary,
		Treasurer
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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of August 31, 2011, there were 85,763,731 shares of the Company’s common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

	Name and	Amount and
	address of	nature of
Title	beneficial	beneficial	Percent
of class	owner **	owner	of class

Common	Jacob Roth	41,700,000	48.62%

Series A	Jacob Roth	100,000	100.00%
Preferred

** The address for each of the named is in care of the Company at 543 Bedford Ave., #176, Brooklyn, New York 11211.

(b) SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of August 31, 2011.

	Name and		Amount and
	address of		nature of
Title	beneficial		beneficial	Percent
of class	owner **		owner	of class

Common	Jacob Roth		41,700,000	48.62%

Common	Frimet Taub		850,000	0.99%

Common	All officers and directors		42,550,000	49.61%
	as a group (2 persons)

Series A	Jacob Roth	#	100,000	100.00%
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

Item 13: Certain Relationships and Related Transactions and director independence

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

			Original	Interest	Balance	Balance
Name	Shares	Date	Balance	Rate	8/31/2010	8/31/2010

Jacob Roth	4,100,000	8/16/2007	$ 81,590	5%	$ -	$ 59,587
Jacob Roth	950,000	7/14/2009	47,395	2%	-	47,395
Jacob Roth	1,000,000	11/24/2009	60,000	2%	-	59,897
Jacob Roth	7,000,000	6/1/2010	105,000	2%	70,495	104,930
Jacob Roth	6,000,000	6/24/2010	120,000	2%	119,940	119,940
Jacob Roth	12,000,000	11/30/2010	60,000	2%	60,000	-
Jacob Roth	10,000,000	2/17/2011	31,900	2%	31,900	-
Frimet Taub	600,000	7/28/2009	29,937	2%	29,937	29,937
					312,272	421,686
Accrued interest					4,982	654
					$ 317,254	$ 422,340

Jacob Roth is our only promoter. He has never received anything of value, tangible or intangible, directly or indirectly, from us, other than reimbursements of expenses incurred in the ordinary course of business. Mr. Roth acquired 4,900,000 shares of our common stock for a total consideration of $490 in March 1999. Subsequently, Mr. Roth has acquired shares pursuant to stock subscription agreements as summarized above.

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

Mrs. Taub is the daughter of Mr. Roth. Mrs. Taub acquired 250,000 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999. In July 2009, Mrs. Taub acquired 600,000 shares of common stock in exchange for cash of $63 and a note receivable in the amount of $29,937, as summarized above.

The President and Chief Executive Officer of the Company was paid approximately $14,600 and $20,000 for office and travel expense reimbursements during the years ended August 31, 2011 and 2010, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of October 31, 2011 and 2010 for professional services rendered by the Company’s accountant was approximately $8,915 and $14,385 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2011 and 2010, respectively. The 2010 audit is included in the 2011 amount and the 2009 audit is included in the 2010 amount.

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                The following documents are filed as part of this report:

1.      Financial Statements – The following consolidated financial statements of Royal Energy Resources, Inc. are contained in Item 8 of this Form 10-K:

•         Report of Independent Registered Public Accountant

•         Balance Sheets at August 31, 2011 and 2010

•         Consolidated Statements of Operations – For the years ended August 31, 2011 and 2010 and from inception (July 22, 2005) through August 31, 2011

•         Statements of Stockholders’ Equity - From inception (July 22, 2005) through August 31, 2011

•         Statements of Cash Flows – For the years ended August 31, 2011 and 2010 and from inception (July 22, 2005) through August 31, 2011

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

November 28, 2011 /s/ Jacob Roth

Jacob Roth, President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 28, 2011 /s/ Jacob Roth

Jacob Roth, Director, President,

CEO and CFO

November 28, 2011 /s/ Frimet Taub

Frimet Taub, Director