Form 10-Q
period 2011-11-30
Royal Energy Resources, Inc.
filed 2012-01-13
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,763,731 shares of common stock outstanding as of December 31, 2011.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated August 31, 2011.

TABLE OF CONTENTS

Part I

		Page
PART I	FINANCIAL INFORMATION
Item 1	Condensed Unaudited Consolidated Financial Statements	3
Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T	Controls and Procedures	23

PART II	OTHER INFORMATION	24
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
November 30, 2011 (unaudited) and August 31, 2011

	November 30,	August 31,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$ 69	$ 35
Accounts receivable	-	8,000
Total current assets	69	8,035
Properties:
Mining properties	9,729	9,729
Unproved properties not being amortized (full cost method)	10,829	8,462
	20,558	18,191
Accumulated depreciation, depletion and amortization	-	-
	20,558	18,191
Total assets	$ 20,627	$ 26,226

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 71,005	$ 71,292
Convertible note payable	71,000	80,000
Total current liabilities	142,005	151,292

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 shares issued and outstanding
at November 30, 2011 and August 31, 2011, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares;
85,763,731 shares issued and outstanding at
November 30, 2011 and August 31, 2011	858	858
Additional paid-in capital	3,499,596	3,499,596
Deferred option and stock compensation	-	(52,000)
Common stock subscription receivable	(386,691)	(397,254)
Deficit accumulated during the development stage	(3,235,142)	(3,176,267)
Total stockholders' equity (deficit)	(121,378)	(125,066)
Total liabilities and stockholders' equity (deficit)	$ 20,627	$ 26,226

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended November 30, 2011 and 2010 and
from inception (July 22, 2005) through November 30, 2011
(Unaudited)

			Inception
			(July 22, 2005)
	Three Months Ended		Through
	November 30,		November 30,
	2011	2010	2011

Oil and gas production	$ -	$ -	$ 12,704
Total revenues	-	-	12,704
Costs and expenses:
Lease operating expense	-	504	14,494
Production taxes	-	-	913
Depreciation, depletion and amortization	-	-	2,148
Asset impairment	-	-	75,164
Non-cash compensation	52,000	17,857	2,331,215
Other selling, general and administrative expense	8,432	28,964	698,934
Total costs and expenses	60,432	47,325	3,122,868
Loss from operations	(60,432)	(47,325)	(3,110,164)
Other expenses (income):
Loss on disposition by rescission agreement
of condominium	-	-	15,000
Loss on comodities trading	-	-	36,557
Interest income	-	-	(4,414)
Interest income - related party	(1,557)	(3,269)	(24,341)
Interest expense	-	3,753	73,181
	(1,557)	484	95,983
Loss before income taxes	(58,875)	(47,809)	(3,206,147)
Provision for income taxes	-	-	-
Net loss	$ (58,875)	$ (47,809)	$ (3,206,147)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	85,763,731	54,252,193

See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Consolidated Stockholders' Equity
Inception of Development Stage, July 22, 2005, through November 30, 2011
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
						(Continued)
See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Consolidated Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through November 30, 2011

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
					(Continued)
See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through November 30, 2011
							Additional
	Preferred stock			Common stock			Paid-in
	Shares		Amount	Shares		Amount	Capital

Balance August 31, 2009	100,000		$ 1	22,388,731		$ 224	$ 2,879,466
Common stock issued for:
Consulting contracts	-		-	2,525,000		25	81,475
Drilling program participation	-		-	100,000		1	5,999
Loan extension	-		-	700,000		7	13,993
Amortization of prepaid
Consulting contracts	-		-	-		-	-
Beneficial conversion feature
of convertible debt	-		-	-		-	2,100
Stock subscription receivable:
Sold	-		-	14,000,000		140	284,860
Payments received	-		-	-		-	-
Interest accrued	-		-	-		-	-
Net loss	-		-	-		-	-
Balance August 31, 2010	100,000		1	39,713,731		397	3,267,893
Amortization of deferred		#			#
expenses	-		-	-		-	-
Common stock issued for:
Consulting contracts	-		-	2,000,000		20	19,980
Loan and extension fee	-		-	5,400,000		54	178,446
Beneficial conversion feature
of convertible debt	-		-	-		-	9,000
Stock subscription receivable:
Sold	-		-	43,000,000		430	171,570
Cancelled	-		-	(4,250,000)		(42)	(147,294)
Payments received	-		-	-		-	-
Interest accrued	-		-	-		-	-
Common stock cancelled for
rescinded drilling program	-		-	(100,000)		(1)	1
Net loss	-		-	-		-	-
Balance August, 31, 2011	100,000		1	85,763,731		858	3,499,596
Amortization of deferred expenses	-		-	-		-	-
Stock subscription receivable:
Payments received	-		-	-		-	-
Interest accrued	-		-	-		-	-
Net loss	-		-	-		-	-
Balance, November 30, 2011	100,000		$ 1	85,763,731		$ 858	$ 3,499,596

							(Continued)
See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through November 30, 2011

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$ (151,969)	$ (273,807)	$ (28,995)	$ (2,375,800)	$ 49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid
consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature
of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred
expenses	-	152,809	-	-	152,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-
Loan and extension fee	-	(156,000)	-	-	22,500
Beneficial conversion feature
of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-
Cancelled	147,336	-	-	-	-
Payments received	58,477	-	-	-	58,477
Interest accrued	(8,727)	-	-	-	(8,727)
Common stock cancelled for
rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(270,417)	(270,417)
Balance August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	(125,066)
Amortization of deferred expenses	-	52,000	-	-	52,000
Stock subscription receivable:
Payments received	12,120	-	-	-	12,120
Interest accrued	(1,557)	-	-	-	(1,557)
Net loss	-	-	-	(58,875)	(58,875)
Balance, November 30, 2011	(386,691)	$ -	(28,995)	$ (3,206,147)	$ (121,378)

See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Three Months Ended November 30, 2011 and 2010 and
from inception (July 22, 2005) through November 30, 2011
(Unaudited)
			From inception
			July 22, 2005
	Three months ended		through
	November 30,		November 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$ (58,875)	$ (47,809)	$ (3,206,147)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and depletion	-	-	2,148
Value of common shares issued for services
and loan extension fees	-	17,857	2,175,215
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(1,557)	(3,269)	(24,341)
Asset impairment	-	-	75,164
Loan extension paid with common stock	52,000	-	170,000
Beneficial conversion feature of convertible note
payable	-	-	11,100
Bad debt expense	-	-	9,619
Change in other assets and liablities:
Accounts receivable	8,000	6,500	1,133
Prepaid expenses and other assets	-	15,933	49,392
Accounts payable	(287)	1,965	(5,891)
Accrued expenses	-	-	-
Net cash used in operations	(719)	(8,823)	(727,608)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(2,367)	-	(154,806)
Proceeds from sale of undeveloped leasehold	-	15	70,275
Proceeds from sale of oil and gas properties	-	-	6,500
Investment in mining properties	-	-	(11,073)
Net cash provided by (used in) investing activities	(2,367)	15	(100,104)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	3,120	19,977	97,389
Loan proceeds	-	-	164,000
Loan repayment	-	(6,000)	(84,000)
Proceeds from sale of common stock	-	-	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	3,120	13,977	827,781

Net increase (decrease) in cash and cash equivalents	34	5,169	69
Cash and cash equivalents, beginning of period	35	311	-
Cash and cash equivalents, end of period	$ 69	$ 5,480	$ 69

			(Continued)
See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows, Continued
Three Months Ended November 30, 2011 and 2010, and
from inception (July 22, 2005) through November 30, 2011
(Unaudited)
			From inception
			July 22, 2005
	Three months ended		through
	November 30,		November 30,
	2011	2010	2011

Supplemental cash flow information
Cash paid for interest	$ -	$ 3,753	$ 32,681
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$ -	$ -	$ 190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission
agreement	-	-	200,000
Common stock issued for participation in drilling
program	-	6,000	6,000
Common stock issued for stock subscription
receivables	-	140,000	615,922
Accounts receivable exchanged for accounts payable	-	14,578	14,578
Drilling prepayment transferred to accounts receivable	-	28,079	28,079
Common stock cancelled for rescinded drilling program	-	1,000	1,000
Common stock and stock subscription receivables
cancelled	-	-	147,336
Stock subscription receivable paid to reduce convertivle
note payable	9,000	-	9,000

See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended August 31, 2011.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after November 30, 2011, up until the issuance of the financial statements.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,235,142 ($28,995 in a prior development stage) through November 30, 2011, and incurred losses of $58,875 for the three months then ended.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had $10,829 and $8,462 at November 30, 2011 and August 31, 2011, respectively in unproved property costs that have not been evaluated and are not being amortized. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. No amortization was recorded during the three months ended November 30, 2011 or 2010.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments of non-oil and gas long-lived assets have been recorded as of November 30, 2011.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At November 30, 2011 and August 31, 2011, there were no natural gas imbalances.

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

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At November 30, 2011 and 2010, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At November 30, 2011 and August 31, 2011, the Company had no working interests from which they would have had a plugging or abandoning liability.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Fair value determination

Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

2 INVESTMENT IN ENERGY PROPERTIES

Property costs are summarized as follows at November 30, 2011 and August 31, 2011.

	November 30,	August 31,
	2011	2011

Gold, silver, copper and rare earth metals mining	$ 5,400	$ 5,400
Uranium rights	4,329	4,329
Mining properties	9,729	9,729
Unproved properties not being amortized	10,829	8,462
Total	20,558	18,191
Accumulated depreciation, depletion and amortization	-	-
	$ 20,558	$ 18,191

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At November 30, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of November 30, 2011 and August 31, 2011, respectively. There are leases for 640 acres pending. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 3,000 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of November 30, 2011 and August 31, 2011, respectively. As of November 30, 2011, the Company had collected approximately $72,000 from sales of leases and royalty interests.

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

3 CONVERTIBLE NOTES PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties. On March 10, 2011, the Company issued 3,900,000 shares of its common stock to the note holder and the due date of the note with a balance of $80,000 was extended nine months, to December 10, 2011. The Company issued 21,000,000 shares of the Company's common stock to a group of individuals who agreed to repay the balance of the $80,000 loan. The sale of the shares is being accounted for as a stock subscription until the note is repaid. During the three months ended November 30, 2011, $9,000 was paid on the loan, leaving a balance of $71,000, which became past due at December 10, 2011.

4 STOCKHOLDERS’ EQUITY

Common stock

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $0.00001. The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state. At November 30, 2011 and August 31, 2011, 85,763,731 shares were issued and outstanding, respectively.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at November 30, 2011.

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements as well as a new loan agreement.  The cost associated with the agreements is being amortized over the period of the agreements. The following schedule summarizes the activity since it commenced in 2008. There were no new agreements during the three months ended November 30, 2011.

	Shares	Cost
Inception through August 31, 2010	9,041,000	$ 1,793,740
Expired option	-	328,975
Total, August 31, 2010	9,041,000	2,122,715
New agreements during the year
ended August 31, 2011	5,900,000	176,000
Inception through August 31, 2011	14,941,000	$ 2,298,715

The unamortized balance may be summarized as follows.

Balance

Balance, August 31, 2011	$ 52,000
New agreements added	-
Amortization	(52,000)
Balance, November 30, 2011	$ -

5 STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company and others have acquired common stock from the Company pursuant to note agreements, summarized as follows.

	Total	Original	Interest	Balance	Balance
Name	Shares	Balance	Rate	11/30/2011	8/31/2011

Jacob Roth	41,700,000	$ 316,650	2%	$ 282,335	$ 282,335
Frimet Taub	850,000	29,937	2%	29,937	29,937
				312,272	312,272
Accrued interest				3,419	4,982
Related party total				315,691	317,254
Debt retirement	21,000,000	80,000	0%	71,000	80,000
				$ 386,691	$ 397,254

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

The President and Chief Executive Officer of the Company was paid approximately $1,500 and $2,500 for office and travel expense reimbursements during the three month periods ended November 30, 2011 and 2010, respectively.

See Note 5 above regarding stock transactions and stock subscription receivables.

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

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At November 30, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of November 30, 2011 and August 31, 2011, respectively. There are leases for 640 acres pending. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 3,000 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of November 30, 2011 and August 31, 2011, respectively. As of November 30, 2011, the Company had collected approximately $72,000 from sales of leases and royalty interests.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,235,142 ($28,995 in a prior development stage) through November 30, 2011, and incurred losses of $58,875 for the three months then ended.

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

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

We had no revenue during the three months ended November 30, 2011 or 2010.

Non-cash compensation amounted to $52,000 in fiscal 2011 as compared to $17,857 in fiscal 2010. Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements. (Note 4).

During the three-month period in fiscal 2011, selling, general and administrative expenses amounted to $8,432 as compared to $28,964 in the year earlier period. In the 2010 period, cash consulting fees were $15,429 higher and legal fees were $4,000 higher, accounting for the majority of the difference.

During the three-month period in fiscal 2011, we recognized no interest expense and recorded interest income in the amount of $1,557 from related parties. During the three-month period in fiscal 2010, we recognized interest expense of $3,753 and recorded interest income in the amount of $3,269 from related parties.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2011. Our management has determined that, as of the date of this report, the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended November 30, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

ROYAL ENERGY RESOURCES, INC.

Date: January 13, 2012

By: /s/ Jacob Roth
President, Chief Executive Officer and Chief Financial Officer