Form 10-Q
period 2012-02-29
Royal Energy Resources, Inc.
filed 2012-04-13
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,763,731 shares of common stock outstanding as of April 9, 2012.

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

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1:	Condensed Unaudited Consolidated Financial Statements	3
Item 2:	Managements's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T:	Controls and Procedures	26

PART II - OTHER INFORMATION		27
Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Procedures
Item 3:	Defaults upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
February 29, 2012 (unaudited) and August 31, 2011

	February 29,	August 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$ 1,329	$ 35
Accounts receivable	-	8,000
Total current assets	1,329	8,035
Properties:
Mining properties	9,729	9,729
Unproved properties not being amortized (full cost method)	11,174	8,462
	20,903	18,191
Accumulated depreciation, depletion and amortization	-	-
Net properties	20,903	18,191
Total assets	$ 22,232	$ 26,226

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 17,760	$ 71,292
Accrued expenses	2,851	-
Convertible notes payable	120,400	80,000
Total current liabilities	141,011	151,292

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 shares issued and outstanding
at February 29, 2012 and at August 31, 2011, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000,000 shares;
85,763,731 shares issued and outstanding at
February 29, 2012 and August 31, 2011	858	858
Additional paid-in capital	3,499,596	3,499,596
Deferred option and stock compensation	-	(52,000)
Common stock subscription receivable	(383,718)	(397,254)
Deficit accumulated during the development stage	(3,235,516)	(3,176,267)
Total stockholders' equity (deficit)	(118,779)	(125,066)
Total liabilities and stockholders' equity (deficit)	$ 22,232	$ 26,226

See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended February 29, 2012 and February 28, 2011

(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2012	2011

Oil and gas production	$ -	$ -
Total revenues	-	-
Costs and expenses:
Non-cash compensation	-	35,786
Other selling, general and administrative expense	(920)	15,875
Total costs and expenses	(920)	51,661
Earnings (loss) from operations	920	(51,661)
Other expenses (income):
Interest income - related party	(1,557)	(2,539)
Interest expense	2,851	3,100
Total other expense	1,294	561
Net loss	$ (374)	$ (52,222)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	85,763,731	74,269,287

See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Six Months Ended February 29, 2012 and February 28, 2011 and
from inception (July 22, 2005) through February 29, 2012
(Unaudited)
			Inception
			(July 22, 2005)
	Six Months Ended		Through
	February 29,	February 28,	February 29,
	2012	2011	2012

Oil and gas production	$ -	$ -	$ 12,704
Total revenues	-	-	12,704
Costs and expenses:
Lease operating expense	-	504	14,494
Production taxes	-	-	913
Depreciation, depletion and amortization	-	-	2,148
Asset impairment	-	-	75,164
Non-cash compensation	52,000	53,643	2,331,215
Other selling, general and administrative expense	7,512	44,839	698,014
Total costs and expenses	59,512	98,986	3,121,948
Loss from operations	(59,512)	(98,986)	(3,109,244)
Other expenses (income):
Loss on disposition by rescission agreement
of condominium	-	-	15,000
Loss on comodities trading	-	-	36,557
Interest income	-	-	(4,414)
Interest income - related party	(3,114)	(5,808)	(25,898)
Interest expense	2,851	6,853	76,032
Total other expense (income)	(263)	1,045	97,277
Loss before income taxes	(59,249)	(100,031)	(3,206,521)
Provision for income taxes	-	-	-
Net loss	$ (59,249)	$ (100,031)	$ (3,206,521)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	85,763,731	64,205,444

See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Consolidated Stockholders' Equity									Deficit
Inception of Development Stage, July 22, 2005, through February 29, 2012									Accumulated
					Additional				During
	Preferred stock		Common stock		Paid-in	Subscription	Defferred	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Expenses	Deficit	Stage	Total

Inception, July 22, 2005	-	-	5,930,300	59	22,426	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	320,000	3	31,997	-	-	-	-	32,000
Common stock issued for
real estate investment	-	-	1,900,000	19	189,981	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560	-	-	-	-	6,560
Net loss	-	-	-	-	-	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	8,150,300	81	250,964	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	1,086,667	12	120,488	-	-	-	-	120,500
Net loss	-	-	-	-	-	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	9,236,967	93	371,452	-	-	(28,995)	(88,564)	253,986
Sale of common stock	-	-	4,670,060	46	161,614	(81,590)	-	-	-	80,070
Net loss	-	-	-	-	-	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	-	-	13,907,027	139	533,066	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	100,000	1	-	-	999	-	-	-	-	1,000
Sale of common stock	-	-	2,295,704	23	413,149	-	-	-	-	413,172
Common stock issued for
consulting contracts	-	-	2,965,000	30	977,745	-	(977,775)	-	-	-
Cash portion of consulting
contracts	-	-	-	-	-	-	(85,000)	-	-	(85,000)
Rescission of real estate
purchase	-	-	(1,900,000)	(19)	(199,981)	-	-	-	-	(200,000)
Amortization of deferred
expenses:
Non-cash portion	-	-	-	-	-	-	338,547	-	-	338,547
Cash portion	-	-	-	-	-	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	-	-	-	-	-	13,400	-	-	-	13,400
Interest accrued	-	-	-	-	-	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	-	-	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	100,000	1	17,267,731	173	1,724,978	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	20,000	-	3,600	-	-	-	-	3,600
Common stock issued for
consulting contracts	-	-	3,551,000	36	887,403	-	(887,440)	-	-	-
Cash portion of consulting contracts	-	-	-	-	-	-	(40,901)	-	-	(40,901)
Amortization of deferred
expenses:
Non-cash portion	-	-	-	-	-	-	1,252,861	-	-	1,252,861
Cash portion	-	-	-	-	-	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	-	-	1,550,000	15	263,485	(77,500)	-	-	-	186,000
Payments received	-	-	-	-	-	1,168	-	-	-	1,168
Interest accrued	-	-	-	-	-	(3,545)	-	-	-	(3,545)
Net loss	-	-	-	-	-	-	-	-	(1,723,711)	(1,723,711)
Balance, August 31, 2009	100,000	$ 1	22,388,731	$ 224	$ 2,879,466	$ (151,969)	$(273,808)	$ (28,995)	$ (2,375,800)	$ 49,120
					(Continued)					(Continued)
See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity													Deficit
Inception of Development Stage, July 22, 2005, through February 29, 2012													Accumulated
							Additional						During
	Preferred stock			Common stock			Paid-in	Subscription		Deferred	Accumulated		Development
	Shares		Amount	Shares		Amount	Capital	Receivable		Expenses	Deficit		Stage	Total

Balance August 31, 2009	100,000		$ 1	22,388,731		$ 224	$2,879,466	$ (151,969)		$ (273,807)	$ (28,995)		$ (2,375,800)	$ 49,120
Common stock issued for:
Consulting contracts	-		-	2,525,000		25	81,475	-		(81,500)	-		-	-
Drilling program participation	-		-	100,000		1	5,999	-		-	-		-	6,000
Loan extension	-		-	700,000		7	13,993	-		-	-		-	14,000
Amortization of prepaid
Consulting contracts	-		-	-		-	-	-		326,498	-		-	326,498
Beneficial conversion feature
of convertible debt	-		-	-		-	2,100	-		-	-		-	2,100
Stock subscription receivable:
Sold	-		-	14,000,000		140	284,860	(285,000)		-	-		-	-
Payments received	-		-	-		-	-	21,239						21,239
Interest accrued	-		-	-		-	-	(6,610)						(6,610)
Net loss	-		-	-		-	-	-		-	-		(501,055)	(501,055)
Balance August 31, 2010	100,000		1	39,713,731		397	3,267,893	(422,340)		(28,809)	(28,995)		(2,876,855)	(88,708)
Amortization of deferred		#			#				#			#
expenses	-		-	-		-	-	-		152,809	-		-	152,809
Common stock issued for:
Consulting contracts	-		-	2,000,000		20	19,980	-		(20,000)	-		-	-
Loan and extension fee	-		-	5,400,000		54	178,446	-		(156,000)	-		-	22,500
Beneficial conversion feature
of convertible debt	-		-	-		-	9,000	-		-	-		-	9,000
Stock subscription receivable:
Sold	-		-	43,000,000		430	171,570	(172,000)		-	-		-	-
Cancelled	-		-	(4,250,000)		(42)	(147,294)	147,336		-	-		-	-
Payments received	-		-	-		-	-	58,477		-	-		-	58,477
Interest accrued	-		-	-		-	-	(8,727)		-	-		-	(8,727)
Common stock cancelled for
rescinded drilling program	-		-	(100,000)		(1)	1	-		-	-		-	-
Net loss	-		-	-		-	-	-		-	-		(270,417)	(270,417)
Balance August, 31, 2011	100,000		1	85,763,731		858	3,499,596	(397,254)		(52,000)	(28,995)		(3,147,272)	(125,066)
Amortization of deferred expenses	-		-	-		-	-	-		52,000	-		-	52,000
Stock subscription receivable:
Payments received	-		-	-		-	-	16,650		-	-		-	16,650
Interest accrued	-		-	-		-	-	(3,114)		-	-		-	(3,114)
Net loss	-		-	-		-	-	-		-	-		(59,249)	(59,249)
Balance, February 29, 2012	100,000		$ 1	85,763,731		$ 858	$3,499,596	(383,718)		$ -	(28,995)		$ (3,206,521)	$(118,779)

See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Six Months Ended February 29, 2012 and February 28, 2011 and
from inception (July 22, 2005) through February 29, 2012
(Unaudited)
			From inception
			July 22, 2005
	Three months ended		through
	February 29,	February 28,	February 29,
	2012	2011	2012

Cash flows from operating activities
Net loss	$ (59,249)	$ (100,031)	$ (3,206,521)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and depletion	-	-	2,148
Value of common shares issued for services
and loan extension fees	-	53,643	2,175,215
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(3,114)	(5,808)	(25,898)
Asset impairment	-	-	75,164
Loan extension paid with common stock	52,000	-	170,000
Beneficial conversion feature of convertible note
payable	-	750	11,100
Bad debt expense	-	-	9,619
Change in other assets and liablities:
Accounts receivable	8,000	6,500	1,133
Prepaid expenses and other assets	-	21,075	49,392
Accounts payable	(4,132)	2,056	(9,736)
Accrued expenses	2,851	-	2,851
Net cash used in operations	(3,644)	(21,815)	(730,533)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(2,712)	(60)	(155,151)
Proceeds from sale of undeveloped leasehold	-	-	70,275
Proceeds from sale of oil and gas properties	-	-	6,500
Investment in mining properties	-	-	(11,073)
Net cash provided by (used in) investing activities	(2,712)	(60)	(100,449)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	50
Proceeds from subscription receivable	7,650	22,127	101,919
Loan proceeds	-	18,000	164,000
Loan repayment	-	(6,000)	(84,000)
Proceeds from sale of common stock	-	-	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	7,650	34,127	832,311

Net increase (decrease) in cash and cash equivalents	1,294	12,252	1,329
Cash and cash equivalents, beginning of period	35	311	-
Cash and cash equivalents, end of period	$ 1,329	$ 12,563	$ 1,329

			(Continued)
See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows, Continued
Six Months Ended February 29, 2012 and February 28, 2011, and
from inception (July 22, 2005) through February 29, 2012
(Unaudited)
			From inception
			July 22, 2005
	Six months ended		through
	February 29,	February 28,	February 29,
	2012	2011	2012

Supplemental cash flow information
Cash paid for interest	$ -	$ 6,100	$ 32,681
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$ -	$ -	$ 190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission
agreement	-	-	200,000
Common stock issued for participation in drilling
program	-	-	6,000
Common stock issued for stock subscription
receivables	-	172,000	615,922
Accounts receivable exchanged for accounts payable	-	14,578	14,578
Drilling prepayment transferred to accounts receivable	-	28,079	28,079
Common stock cancelled for rescinded drilling program	-	1,000	1,000
Common stock and stock subscription receivables
cancelled	-	-	147,336
Stock subscription receivable paid to reduce convertivle
note payable	9,000	-	9,000
Accounts payable exchanged for convertible notes
payable	49400	0	49,400

See accompanying notes to condensed consolidated financial statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after February 29, 2012, up until the issuance of the financial statements.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,235,516 ($28,995 in a prior development stage) through February 29, 2012, and incurred losses of $59,249 for the six months then ended.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had $11,174 and $8,462 at February 29, 2012 and August 31, 2011, respectively in unproved property costs that have not been evaluated and are not being amortized. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. No amortization was recorded during the six months ended February 29, 2012 or February 28, 2011.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments of non-oil and gas long-lived assets have been recorded as of February 29, 2012.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At February 29, 2012 and August 31, 2011, there were no natural gas imbalances.

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

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At February 29, 2012 and February 28, 2011, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At February 29, 2012 and August 31, 2011, the Company had no working interests from which they would have had a plugging or abandoning liability.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of April 10, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Fair value determination

Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Fiscal years

Fiscal 2012 refers to the periods ending in the fiscal year ending August 31, 2012 and fiscal 2011 refers to the periods ended in the fiscal year ended August 31, 2011.

2	INVESTMENT IN ENERGY PROPERTIES

Property costs are summarized as follows at February 29, 2012 and August 31, 2011.

	February 29,	August 31,
	2012	2011

Gold, silver, copper and rare earth metals mining	$ 5,400	$ 5,400
Uranium rights	4,329	4,329
Mining properties	9,729	9,729
Unproved properties not being amortized	11,174	8,462
Total	20,903	18,191
Accumulated depreciation, depletion and amortization	-	-
	$ 20,903	$ 18,191

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At February 29, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of February 29, 2012 and August 31, 2011, respectively. There are leases for 640 acres pending. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 3,000 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of February 29, 2012 and August 31, 2011, respectively. As of November 30, 2011, the Company had collected approximately $72,000 from sales of leases and royalty interests.

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

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties. On March 10, 2011, the Company issued 3,900,000 shares of its common stock to the note holder and the due date of the note with a balance of $80,000 was extended nine months, to December 10, 2011. The Company issued 21,000,000 shares of the Company's common stock to a group of individuals who agreed to repay the balance of the $80,000 loan. The sale of the shares is being accounted for as a stock subscription until the note is repaid. During the six months ended February 29, 2012, $9,000 was paid on the loan, leaving a balance of $71,000, which became past due at December 10, 2011.

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for promissory notes in the same amount. The notes bear interest at the rate of 2% per annum and were due October 1, 2011. On April 5, 2012, the Company’s Board of Directors approved making the notes convertible into up to 40 million shares of the Company’s common stock. In order to issue the required shares, either the controlling shareholders of the Company will increase the authorized shares of the Company or the Company’s CEO will cancel shares previously issued to him.

4 STOCKHOLDERS’ EQUITY

Common stock

In November 2007, the Company amended its charter to authorize issuance of up to 100,000,000 shares of common stock with a par value of $0.00001. The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state. At February 29, 2012 and August 31, 2011, 85,763,731 shares were issued and outstanding, respectively.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at February 29, 2012.

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements as well as a new loan agreement.  The cost associated with the agreements is being amortized over the period of the agreements. The following schedule summarizes the activity since it commenced in 2008. There were no new agreements during the six months ended February 29, 2012.

	Shares	Cost

Inception through August 31, 2010	9,041,000	$ 1,793,740
Expired option	-	328,975
Total, August 31, 2010	9,041,000	2,122,715
New agreements during the year
ended August 31, 2011	5,900,000	176,000
Inception through August 31, 2011	14,941,000	$ 2,298,715

The unamortized balance may be summarized as follows.

Balance

Balance, August 31, 2011	$ 52,000
New agreements added	-
Amortization	(52,000)
Balance, February 29, 2012	$ -

5	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company and others have acquired common stock from the Company pursuant to note agreements, summarized as follows.

	Total	Original	Interest	Balance	Balance
Name	Shares	Balance	Rate	2/29/2012	8/31/2011

Jacob Roth	41,700,000	$ 316,650	2%	$ 281,225	$ 282,335
Frimet Taub	850,000	29,937	2%	29,937	29,937
				311,162	312,272
Accrued interest				1,556	4,982
Related party total				312,718	317,254
Debt retirement	21,000,000	80,000	0%	71,000	80,000
				$ 383,718	$ 397,254

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

The President and Chief Executive Officer of the Company was paid approximately $1,780 and $8,885 ($210 and $6,310 for three month periods) for office and travel expense reimbursements during the six month periods ended February 29, 2012 and February 28, 2011, respectively.

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

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At February 29, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of February 29, 2012 and August 31, 2011, respectively. There are leases for 640 acres pending. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 3,000 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of February 29, 2012 and August 31, 2011, respectively. As of February 29, 2012, the Company had collected approximately $72,000 from sales of leases and royalty interests.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,235,516 ($28,995 in a prior development stage) through February 29, 2012, and incurred losses of $59,249 for the six months then ended.

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

COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

We had no revenue during the three months ended February 29, 2012 or February 28, 2011.

Non-cash compensation amounted to $35,786 in fiscal 2011 and none in fiscal 2012. Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements. (Note 4).

During the three-month period in fiscal 2012, selling, general and administrative expenses amounted to ($920) as compared to $15,875 in the year earlier period. In the 2011 period, cash consulting fees were $5,142 higher and reimbursements to the Company’s CEO were $6,100 higher, accounting for the majority of the difference.

During the three-month period in fiscal 2012, we recognized $2,851 in interest expense and recorded interest income in the amount of $1,557 from related parties. During the three-month period in fiscal 2011, we recognized interest expense of $3,100 and recorded interest income in the amount of $2,539 from related parties.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

We had no revenue during the six months ended February 29, 2012 or February 28, 2011.

Non-cash compensation amounted to $52,000 in fiscal 2012 and $53,643 in fiscal 2011. Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements. (Note 4).

During the six-month period in fiscal 2012, selling, general and administrative expenses amounted to $7,512 as compared to $44,839 in the year earlier period. In the 2011 period, cash consulting fees were $20,571 higher, reimbursements to the Company’s CEO were $7,105 higher and legal fees were $5,874 higher, accounting for the majority of the difference.

During the six-month period in fiscal 2012, we recognized $2,851 in interest expense and recorded interest income in the amount of $3,114 from related parties. During the six-month period in fiscal 2011, we recognized interest expense of $6,853 and recorded interest income in the amount of $5,808 from related parties.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2012. Our management has determined that, as of the date of this report, the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended February 29, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ROYAL ENERGY RESOURCES, INC.

April 13, 2012	/s/ Jacob Roth
Jacob Roth
Chief Executive Officer and
Chief Financial Officer

