Form 10-Q
period 2012-05-31
Royal Energy Resources, Inc.
filed 2012-07-25
CIK 1102392

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

File No. 000-52547

Royal Energy Resources, Inc.

(Name of small business issuer in our charter)

Delaware 11-3480036

(State or other jurisdiction of (IRS Employer

incorporation or organization) Identification No.)

543 Bedford Avenue, #176, Brooklyn, NY 11211

(Address of principal executive offices) (Zip Code)

Registrant's telephone number: 800-620-3029

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ώ

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,763,731 shares of common stock outstanding as of June 29, 2012.

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

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$ 1,522	$ 35
Accounts receivable	-	8,000
Total current assets	1,522	8,035
Properties:
Mining properties	12,949	9,729
Unproved properties not being amortized (full cost method)	13,146	8,462
	26,095	18,191
Accumulated depreciation, depletion and amortization	-	-
Net properties	26,095	18,191
Total assets	$ 27,617	$ 26,226

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 69,090	$ 71,292
Accrued expenses	5,776	-
Convertible note payable	65,600	80,000
Notes payable	49,400	-
Due to shareholder	8,132	-
Total current liabilities	197,998	151,292

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; 100,000 shares issued and outstanding
at May 31, 2012 and at August 31, 2011, respectively	1	1
Common stock: $0.00001 par value; authorized 100,000,000
shares; 85,763,731 shares issued and outstanding at
May 31, 2012 and August 31, 2011	858	858
Additional paid-in capital	3,499,596	3,499,596
Deferred option and stock compensation	-	(52,000)
Common stock subscription receivable	(379,887)	(397,254)
Deficit accumulated during the development stage	(3,290,949)	(3,176,267)
Total stockholders' deficit	(170,381)	(125,066)
Total liabilities and stockholders' deficit	$ 27,617	$ 26,226

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months Ended May 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	May 31,
	2012	2011

Oil and gas production	$ -	$ -
Total revenues	-	-
Costs and expenses:
Non-cash compensation	3,450	69,666
Other selling, general and administrative expense	50,628	14,345
Total costs and expenses	54,078	84,011
Loss from operations	(54,078)	(84,011)
Other expenses (income):
Interest income - related party	(1,569)	(1,220)
Interest expense	2,925	5,130
Total other expense	1,356	3,910
Net loss	$ (55,434)	$ (87,921)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	85,763,731	87,326,231

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Condensed Consolidated Statements of Operations
Nine Months Ended May 31, 2012 and 2011 and
from inception (July 22, 2005) through May 31, 2012
(Unaudited)
			Inception
			(July 22, 2005)
	Nine Months Ended		Through
	May 31,		May 31,

	2012	2011	2012

Oil and gas production	$ -	$ -	$ 12,704
Total revenues	-	-	12,704
Costs and expenses:
Lease operating expense	-	504	14,494
Production taxes	-	-	913
Depreciation, depletion and amortization	-	-	2,148
Asset impairment	-	-	75,164
Non-cash compensation	55,450	123,309	2,334,665
Other selling, general and administrative expense	58,139	65,284	748,641
Total costs and expenses	113,589	189,097	3,176,025
Loss from operations	(113,589)	(189,097)	(3,163,321)
Other expenses (income):
Loss on disposition by rescission agreement
of condominium	-	-	15,000
Loss on comodities trading	-	-	36,557
Interest income	-	-	(4,414)
Interest income - related party	(4,683)	(7,028)	(27,467)
Interest expense	5,776	5,884	78,957
Total other expense (income)	1,093	(1,144)	98,633
Loss before income taxes	(114,682)	(187,953)	(3,261,954)
Provision for income taxes	-	-	-
Net loss	$ (114,682)	$ (187,953)	$ (3,261,954)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	85,763,731	71,997,064

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Consolidated Stockholders' Deficit
Inception of Development Stage, July 22, 2005, through May 31, 2012
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

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Consolidated Stockholders' Deficit, continued
Inception of Development Stage, July 22, 2005, through May 31, 2012

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
				(Restated
				Note 11)

Inception, July 22, 2005	—	—	(28,995)	—	(6,510)
Sale of common stock for cash	—	—	—	—	32,000
Common stock issued for
real estate investment	—	—	—	—	190,000
Contribution to capital	—	—	—	—	6,560
Net loss	—	—	—	(7,739)	(7,739)
Balance August 31, 2005	—	—	(28,995)	(7,739)	214,311
Sale of common stock for cash	—	—	—	—	120,500
Net loss	—	—	—	(80,825)	(80,825)
Balance, August 31, 2006	—	—	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	—	—	—	80,070
Net loss	—	—	—	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	—	(28,995)	(184,377)	238,243
Sale of preferred stock	—	—	—	—	1,000
Sale of common stock	—	—	—	—	413,172
Common stock issued for
consulting contracts	—	(977,775)	—	—	—
Cash portion of consulting
contracts	—	(85,000)	—	—	(85,000)
Rescission of real estate
purchase	—	—	—	—	(200,000)
Amortization of deferred
expenses:
Non-cash portion	—	338,547	—	—	338,547
Cash portion	—	43,529	—	—	43,529
Stock subscription receivable:
Payments received	13,400	—	—	—	13,400
Interest accrued	(3,902)	—	—	—	(3,902)
Net loss	—	—	—	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	—	—	—	—	3,600
Common stock issued for
consulting contracts	—	(887,439)	—	—	—
Cash portion of consulting contracts	—	(40,901)	—	—	(40,901)
Amortization of deferred
expenses:
Non-cash portion	—	1,252,861	—	—	1,252,861
Cash portion	—	82,371	—	—	82,371
Stock subscription receivable:
Sold	(77,500)	—	—	—	186,000
Payments received	1,168	—	—	—	1,168
Interest accrued	(3,545)	—	—	—	(3,545)
Net loss	—	—	—	(1,723,711)	(1,723,711)
Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
					(Continued)

 See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.
(Development Stage Company)
Statements of Stockholders' Deficit, continued
Inception of Development Stage, July 22, 2005, through May 31, 2012
					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$ 1	22,388,731	$ 224	$ 2,879,466
Common stock issued for:
Consulting contracts	-	-	2,525,000	25	81,475
Drilling program participation	-	-	100,000	1	5,999
Loan extension	-	-	700,000	7	13,993
Amortization of prepaid
Consulting contracts	-	-	-	-	-
Beneficial conversion feature
of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	14,000,000	140	284,860
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	1	39,713,731	397	3,267,893
Amortization of deferred
expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	2,000,000	20	19,980
Loan and extension fee	-	-	5,400,000	54	178,446
Beneficial conversion feature
of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	43,000,000	430	171,570
Cancelled	-	-	(4,250,000)	(42)	(147,294)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for
rescinded drilling program	-	-	(100,000)	(1)	1
Net loss	-	-	-	-	-
Balance August, 31, 2011	100,000	1	85,763,731	858	3,499,596
Amortization of deferred expenses	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, May 31, 2012	100,000	$ 1	85,763,731	$ 858	$ 3,499,596

					(Continued)

 See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.
(Development Stage Company)
Statements of Stockholders' Deficit, continued
Inception of Development Stage, July 22, 2005, through May 31, 2012

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	—	(81,500)	—	—	—
Drilling program participation	—	—	—	—	6,000
Loan extension	—	—	—	—	14,000
Amortization of prepaid
consulting contracts:	—	326,498	—	—	326,498
Beneficial conversion feature
of convertible debt	—	—	—	—	2,100
Stock subscription receivable:
Sold	(285,000)	—	—	—	—
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	—	—	—	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred
expenses	—	152,809	—	—	152,809
Common stock issued for:
Consulting contracts	—	(20,000)	—	—	—
Loan and extension fee	—	(156,000)	—	—	22,500
Beneficial conversion feature
of convertible debt	—	—	—	—	9,000
Stock subscription receivable:
Sold	(172,000)	—	—	—	—
Cancelled	147,336	—	—	—	—
Payments received	58,477	—	—	—	58,477
Interest accrued	(8,727)	—	—	—	(8,727)
Common stock cancelled for
rescinded drilling program	—	—	—	—	—
Net loss	—	—	—	(270,417)	(270,417)
Balance August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	(125,066)
Amortization of deferred expenses	—	52,000	—	—	52,000
Stock subscription receivable:
Payments received	22,050	—	—	—	22,050
Interest accrued	(4,683)	—	—	—	(4,683)
Net loss	—	—	—	(114,682)	(114,682)
Balance, May 31, 2012	(379,887)	$—	(28,995)	$(3,261,954)	$(170,381)

 See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended May 31, 2012 and 2011 and
from inception (July 22, 2005) through May 31, 2012
(Unaudited)
			From inception
			July 22, 2005
	Nine months ended		through
	May 31,		May 31,
	2012	2011	2012

Cash flows from operating activities
Net loss	$ (114,682)	$ (187,953)	$ (3,261,954)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and depletion	-	-	2,148
Value of common shares issued for services
and loan extension fees	-	123,309	2,175,215
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(4,683)	(7,028)	(27,467)
Asset impairment	-	-	75,164
Loan extension paid with common stock	52,000	-	170,000
Beneficial conversion feature of convertible notes	-	5,250	11,100
Bad debt expense	-	-	9,619
Change in other assets and liablities:
Accounts receivable	8,000	6,500	1,133
Prepaid expenses and other assets	-	21,075	49,392
Accounts payable	47,198	6,252	41,594
Accrued expenses	5,776	-	5,776
Net cash used in operations	(6,391)	(32,595)	(733,280)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	(4,684)	(45)	(157,123)
Proceeds from sale of undeveloped leasehold	-	-	70,275
Proceeds from sale of oil and gas properties	-	-	6,500
Investment in rare earth and precious metals property	(3,220)	(3,890)	(8,620)
Investment in uranium properties	-	-	(5,673)
Net cash used in investing activities	(7,904)	(3,935)	(105,641)

Cash flows from financing activities
Proceeds of stockholder loans	8,132	-	8,182
Proceeds from subscription receivable	7,650	24,262	101,919
Loan proceeds	-	18,000	164,000
Loan repayment	-	(6,000)	(84,000)
Proceeds from sale of common stock	-	-	649,342
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by financing activities	15,782	36,262	840,443

Net increase (decrease) in cash and cash equivalents	1,487	(268)	1,522
Cash, beginning of period	35	311	-
Cash, end of period	$ 1,522	$ 43	$ 1,522

			(Continued)
See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Condensed Consolidated Statements of Cash Flows, Continued
Nine Months Ended May 31, 2012 and 2011, and
from inception (July 22, 2005) through May 31, 2012
(Unaudited)
			From inception
			July 22, 2005
	Nine months ended		through
	May 31,		May 31,
	2012	2011	2012

Supplemental cash flow information
Cash paid for interest	$—	$6,100	$32,681
Cash paid for income taxes	—	—	—

Non-cash investing and financing activities:
Issuance of common stock for real estate	$—	$—	$190,000
Contribution of stockholder loan to capital	—	—	6,560
Disposition of real estate per stock rescission
agreement	—	—	200,000
Common stock issued for participation in drilling
program	—	—	6,000
Common stock issued for stock subscription
receivables	—	172,000	615,922
Accounts receivable exchanged for accounts payable	—	14,578	14,578
Drilling prepayment transferred to accounts receivable	—	28,079	28,079
Common stock cancelled for rescinded drilling program	—	1,000	1,000
Common stock and stock subscription receivables
cancelled	—	—	147,336
Stock subscription receivable paid to reduce convertible
note payable	14,400	—	14,400
Accounts payable exchanged for convertible notes
payable	49,400	—	49,400

 See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) (formerly known as World Marketing, Inc. ("WMI") and its wholly owned subsidiary S.C. Golden Carpathan Resources S.R.L. ("SCGCR"), a Romanian corporation. RER and SCGCR are development stage enterprises within the meaning of Financial Accounting Standards Board Topic 915. All significant intercompany balances and transactions have been eliminated in consolidation. SCGCR has just completed its formation and has not had any operations as of May 31, 2012.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after May 31, 2012, up until the issuance of the financial statements.

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

On April 1, 2011, the Company, through its CEO completed the initial stages of forming a Romanian subsidiary to be used to acquire and develop possible gold, silver and copper mining concessions in Romania. The subsidiary, S.C. Golden Carpathan Resources S.R.L., is located in Bucharest, Romania.

Commencing at the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold some of its leases and retained an overriding royalty interest. During the last half of fiscal 2008, the Company invested in three oil & gas drilling prospects in Washington County, Oklahoma, and had advanced additional funds to participate in re-works of three wells. Two wells began initial sales in November 2008. All workover attempts were unsuccessful and these properties were abandoned during fiscal 2010. All proven properties were sold effective October 1, 2010.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its initial incorporation, March 22, 1999, has accumulated a net loss of $3,290,949 ($28,995 in a prior development stage) through May 31, 2012, and incurred a loss of $114,682 for the nine months then ended.

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

In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. During 2008, the Company revised its business plan, rescinded its real estate purchase and began investing in mining and energy leases and oil and gas drilling prospects. However, the mining and energy businesses have a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had $13,146 and $8,462 at May 31, 2012 and August 31, 2011, respectively in unproved property costs that have not been evaluated and are not being amortized. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. No amortization was recorded during the nine or three months ended May 31, 2012 or 2011.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The Company does not currently have any properties which are being evaluated.

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments of non-oil and gas long-lived assets have been recorded as of May 31, 2012.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At May 31, 2012 and August 31, 2011, there were no natural gas imbalances.

Oil and natural gas reserve estimates

The Company prepared its oil and natural gas reserves with the assistance of a consultant when it had proved reserves. Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates.

Deferred income taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such asset will be realized.

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At May 31, 2012 and 2011, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At May 31, 2012 and August 31, 2011, the Company had no working interests from which they would have had a plugging or abandoning liability.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 29, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

2	INVESTMENT IN ENERGY PROPERTIES

Property costs are summarized as follows at May 31, 2012 and August 31, 2011.

	May 31,	August 31,
	2012	2011

Gold, silver, copper and rare earth metals mining	$ 8,620	$ 5,400
Uranium rights	4,329	4,329
Mining properties	12,949	9,729
Unproved properties not being amortized	13,146	8,462
Total	26,095	18,191
Accumulated depreciation, depletion and amortization	-	-
	$ 26,095	$ 18,191

MINING

At May 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of May 31, 2012 and August 31, 2011, respectively.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 1,630 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie and Platt Counties, Wyoming as of May 31, 2012 and August 31, 2011, respectively. As of May 31, 2012, the Company had collected approximately $72,000 from sales of leases and royalty interests. On May 14, 2012, the Company received an offer to purchase its interest in a 320 acre lease in Converse County, Wyoming for $17,000. The sale is subject to due diligence and is scheduled to close by August 1, 2012, with the Company retaining a 1% royalty interest.

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

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties. On March 10, 2011, the Company issued 3,900,000 shares of its common stock to the note holder and the due date of the note with a balance of $80,000 was extended nine months, to December 10, 2011. The Company issued 21,000,000 shares of the Company's common stock to a group of individuals who agreed to repay the balance of the $80,000 loan. The exchange of the shares is being accounted for as a stock subscription until the note is repaid. During the nine months ended May 31, 2012, $14,400 was paid on the loan, leaving a balance of $65,600, which became past due at December 10, 2011.

4 NOTES PAYABLE

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for promissory notes in the same amount. The notes bear interest at the rate of 2% per annum and were due October 1, 2011. The notes are past due.

5 STOCKHOLDERS’ EQUITY

Common stock

At May 31, 2012 and August 31, 2011, 100,000,000 common shares with a par value of $0.00001 were authorized and 85,763,731 shares were issued and outstanding.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 4,000,000 shares for Awards under the Plan, of which up to 3,000,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at May 31, 2012.

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements as well as a new loan agreement.  The cost associated with the agreements is being amortized over the period of the agreements. The following schedule summarizes the activity since it commenced in 2008. There were no new agreements during the nine months ended May 31, 2012.

	Shares	Cost

Inception through August 31, 2010	9,041,000	$ 1,793,740
Expired option	-	328,975
Total, August 31, 2010	9,041,000	2,122,715
New agreements during the year
ended August 31, 2011	5,900,000	176,000
Inception through August 31, 2011	14,941,000	$ 2,298,715

The unamortized balance may be summarized as follows.

Balance

Balance, August 31, 2011	$ 52,000
New agreements added	3,450
Amortization	(55,450)
Balance, May 31, 2012	$ -

6	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company and others have acquired common stock from the Company pursuant to note agreements, summarized as follows.

	Total	Original	Interest	Balance	Balance
Name	Shares	Balance	Rate	5/31/2012	8/31/2011

Jacob Roth	41,700,000	$ 316,650	2%	$ 281,225	$ 282,335
Frimet Taub	850,000	29,937	2%	29,937	29,937
				311,162	312,272
Accrued interest				3,125	4,982
Related party total				314,287	317,254
Debt retirement	21,000,000	80,000	0%	65,600	80,000
				$ 379,887	$ 397,254

7 RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company was paid approximately $3,230 and $14,635 ($1,450 and $5,750 for three month periods) for office and travel expense reimbursements during the nine month periods ended May 31, 2012 and 2011, respectively.

The President and Chief Executive Officer of the Company made a loan to the Company of $8,132 during the three months ended May 31, 2012. The loan is due on demand and is non-interest bearing.

See Note 6 above regarding stock transactions and stock subscription receivables.

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

We have access to nominal capital. An investment in our securities represents a high degree of risk.

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At May 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of May 31, 2012 and August 31, 2011, respectively. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases currently comprise approximately 1,630 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of May 31, 2012 and August 31, 2011, respectively. As of May 31, 2012, the Company had collected approximately $72,000 from sales of leases and royalty interests. On May 14, 2012, the Company received an offer to purchase its interest in a 320 acre lease in Converse County, Wyoming for $17,000. The sale is subject to due diligence and is scheduled to close by August 1, 2012, with the Company retaining a 1% royalty interest.

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

Liquidity, Capital Resources and Going Concern

Historical information - The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,290,949 ($28,995 in a prior development stage) through May 31, 2012, and incurred a loss of $114,682 for the nine months then ended.

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

In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. During 2008, the Company revised its business plan, rescinded its real estate purchase and began investing in mining and energy leases and oil and gas drilling prospects. However, the mining and energy businesses have a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

Evaluation of the amounts and certainty of cash flows – Currently the Company has no revenue and relies on its CEO to fund operations. There can be no assurance that the CEO will be able to continue to fund operations.

Cash requirements and capital expenditures – The Company’s CEO has made payments to reduce his stock subscription receivable in the amount of $7,904 during the six months ended February 29, 2012 and made a non-interest bearing loan to the Company of $8,132 during the three months ended May 31, 2012.

Known trends and uncertainties – The Company is involved to a very limited degree in a very competitive business. The uncertainty of the economy has increased the difficulty of raising funds to support the current planned mining and energy business.

What balance sheet, income or cash flow items should be considered in assessing liquidity – We will continue to seek funding to finance our planned mining and energy developments, which if successful could materially impact the current capital structure.

Our prospective sources for and uses of cash – The Company is seeking financing to be used to continue its development plans in mining and engineering. There can be no assurance that the Company will be successful.

COMPARISON OF THREE MONTHS ENDED MAY 31, 2012 AND 2011

We had no revenue during the three months ended May 31, 2012 or 2011.

Non-cash compensation amounted to $69,666 in fiscal 2011 and $3,450 in fiscal 2012. Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements. (Note 5).

During the three-month period in fiscal 2012, selling, general and administrative expenses amounted to $50,628 as compared to $14,345 in the year earlier period. In the 2011 period, accounting and audit review costs were $2,935 higher and reimbursements to the Company’s CEO were $4,300 higher and in the 2012 period cash consulting fees were $47,000 higher.

During the three-month period in fiscal 2012, we recognized $2,925 in interest expense and recorded interest income in the amount of $1,569 from related parties. During the three-month period in fiscal 2011, we recognized interest expense of $5,130 and recorded interest income in the amount of $1,220 from related parties.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2012 AND 2011

We had no revenue during the nine months ended May 31, 2012 or 2011.

Non-cash compensation amounted to $55,450 in fiscal 2012 and $123,309 in fiscal 2011. Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements. (Note 5).

During the nine-month period in fiscal 2012, selling, general and administrative expenses amounted to $58,139 as compared to $65,284 in the year earlier period. In the 2011 period, cash consulting fees were $26,429 lower, reimbursements to the Company’s CEO were $11,405 higher and legal fees were $4,774 higher, accounting for the majority of the change.

During the nine-month period in fiscal 2012, we recognized $5,776 in interest expense and recorded interest income in the amount of $4,683 from related parties. During the nine-month period in fiscal 2011, we recognized interest expense of $5,884 and recorded interest income in the amount of $7,028 from related parties.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2012. Our management has determined that, as of the date of this report, the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended May 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A:RISK FACTORS

Not applicable.

Item 2:UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ROYAL ENERGY RESOURCES, INC.

By: /s/ Jacob Roth

President, Chief Executive Officer and

Chief Financial Officer

Date: July 21, 2012