Form 10-K
period 2012-08-31
Royal Energy Resources, Inc.
filed 2012-12-14
CIK 1102392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

Royal Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

_________________

Delaware	000-52547	11-3480036
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

543 Bedford Ave, #176, Brooklyn, NY 11211
(Address of Principal Executive Offices) (Zip Code)

800-620-3029
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class - None
Name of each exchange on which registered – N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class – Common Stock, $0.00001 Par Value
Name of each exchange on which registered – N/A

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $216,069.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 10, 2012, the registrant had outstanding 179,527 shares of its common stock, par value of $0.00001 and 100,000 shares of its preferred stock, par value $0.00001.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Royal Energy Resources, Inc.

Table of Contents

Form 10-K

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

On August 7, 2012, the Company received approval by written consent, in lieu of a special meeting, of the holders of a majority of our outstanding voting power authorizing the Board of Directors of the Company to: (i) effectuate the reverse stock split of our issued and outstanding shares of common stock, par value $0.00001, on a 1 for 500 basis and (ii) increase the authorized shares of common stock, par value $0.00001, from 100,000,000 shares to 500,000,000 shares. The stock split was effectuated on October 1, 2012 upon filing appropriate documentation with FINRA. The increase in authorized shares was completed on October 9, 2012 when the amendment was filed with the Delaware Secretary of State. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

On April 1, 2011, the Company, through its CEO completed the initial stages of forming a Romanian subsidiary to be used to acquire and develop possible gold, silver and copper mining concessions in Romania. The subsidiary, S.C. Golden Carpathan Resources S.R.L., will be located in Bucharest, Romania.

On November 5, 2007, the Company filed its Definitive Information Statement on Schedule 14C to report the following corporate actions:

1	To approve an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized capital to 110,000,000 shares comprising 100,000,000 shares of common stock par value $0.00001 per share and 10,000,000 shares of preferred stock par value $0.00001 per share;
2	To specifically delineate the rights of the holders of common stock $0.00001 par value with respect to dividends, liquidation and voting rights;
3	To confirm the right of the Company’s board of directors to designate and issue from time to time, in one or more series, shares of preferred stock par value $0.00001 per share subject to such designations and powers, preferences and rights, and qualifications, limitations and restrictions thereof hereinafter adopted by the Company’s board of directors;
4	To specifically delineate the right of the Company’s board of directors to issue shares of common and preferred stock for such consideration as may be determined by the Company’s board of directors (but not less than par value) and to issue rights or options to acquire such shares on terms and conditions to be determined by the Company’s board of directors; and
5	To change the name of the Company to Royal Energy Resources, Inc.f the Company to Royal Energy Resources, Inc.

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

ENERGY AND MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2012 and August 31, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming, respectively. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and August 31, 2011, respectively. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases comprised approximately 3,000 acres in Weston, Goshen, Converse, Freemont, Laramie and Platt Counties, Wyoming as of August 31, 2011. At August 31, 2012, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained. As of August 31, 2012, the Company had collected approximately $89,000 from sales of leases and royalty interests.

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

REAL ESTATE

Our primary objective was to acquire, make necessary renovations and resell both residential and commercial real estate. It was anticipated that we might lease some of the properties while they were being held for sale. We completed the acquisition of our first property on August 25, 2005, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 3,800 shares of our common stock which was valued at $190,000. We received a deed to the property and there was no mortgage on the preparatory nor are there any liens on the property.

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual who originally transferred the property in exchange for 3,800 shares of the Company’s common stock. The original value of the real estate was $215,000 and upon the rescission was valued at $200,000. The Company has recorded a loss of $15,000 on this transaction during this period, upon transferring the real estate to the original seller and canceling the 13,800 shares.

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

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2013. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $3,302,519 through August 31, 2012, and incurred a loss of $126,252 for the year then ended.

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

The Company sold its common stock in private transactions which raised $120,500 in 2006, $80,070 in 2007, $413,172 in 2008, $3,600 in 2009 and $7,500 in 2012. The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

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

Item 1A: RISK FACTORS

Not applicable.

Item 2: PropertIES

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2012 and August 31, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming, respectively. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and August 31, 2011, respectively. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases comprised approximately 3,000 acres in Weston, Goshen, Converse, Freemont, Laramie and Platt Counties, Wyoming as of August 31, 2011. At August 31, 2012, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained.

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

The process of estimating oil and natural gas reserves is complex and requires significant judgment. Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. With the sale of our only producing reserves effective October 1, 2010, we have no proved reserves at August 31, 2012 and 2011.

Drilling Activities

The following table summarizes the results of our development drilling activity for the years ended August 31, 2012, 2011, 2010, 2009 and 2008. The Company has not had any exploratory drilling activity.

Development Well Activity

	Wells Drilling		Net Wells Completed (2)
	Gross (1)	Net (2)	Productive	Dry

Year ended August 31, 2012	-	-	-	-
Year ended August 31, 2011	-	-	-	-
Year ended August 31, 2010	-	-	-	0.98
Year ended August 31, 2009	2.00	0.98	0.50	-
Year ended August 31, 2008	2.00	0.50	-	-

(1)	Gross wells are the sum of all wells in which we own an interest.
(2)	Net wells are gross wells multiplied by our fractional working interests therein.

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

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2012 and August 31, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming, respectively. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and August 31, 2011, respectively. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVLOPED LEASEHOLD NOT BEING AMORTIZED

These leases are separate from those included above and are being held primarily for resale while retaining an over-riding royalty interest. As of August 31, 2011, we owned oil and gas leases comprising approximately 3,000 acres in Wyoming,. At August 31, 2012, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained.

REAL ESTATE

On August 25, 2005, we acquired our first real estate property, a residential condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 3,800 shares of our common stock which was valued at $190,000.

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual from whom we originally acquired the property in exchange for 3,800 shares of the Company’s common stock. The original value of the real estate was $215,000 and upon the rescission was valued at $200,000. The Company recorded a loss of $15,000 on this transaction during 2008.

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

On August 7, 2012, the Company received approval by written consent, in lieu of a special meeting, of the holders of a majority of our outstanding voting power authorizing the Board of Directors of the Company to: (i) effectuate the reverse stock split of our issued and outstanding shares of common stock, par value $0.00001, on a 1 for 500 basis and (ii) increase the authorized shares of common stock, par value $0.00001, from 100,000,000 shares to 500,000,000 shares. The stock split was effectuated on October 1, 2012 upon filing appropriate documentation with FINRA. The increase in authorized shares was completed on October 9, 2012 when the amendment was filed with the Delaware Secretary of State. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended August 31, 2012 and 2010. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period	High	Low

2012
Quarter ended August 31, 2012	$ 2.00	$ 0.59
Quarter ended May 31, 2012	$ 2.50	$ 1.16
Quarter ended February 29, 2012	$ 2.50	$ 1.94
Quarter ended November 30, 2011	$ 1.94	$ 1.94

2011
Quarter ended August 31, 2011	$ 15.00	$ 5.00
Quarter ended May 31, 2011	$ 40.00	$ 10.00
Quarter ended February 28, 2011	$ 55.00	$ 5.00
Quarter ended November 30, 2010	$ 20.00	$ 5.00

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

1	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
2	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
3	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and
4	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2012, we sold 6,000 shares of our common stock for $7,500 in cash and issued 2,000 shares of our common stock for a consulting agreement valued at $2,500.

(b)	HOLDERS

There are approximately 85 shareholders of record of the Company’s common stock at August 31, 2012.

(c)	DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of August 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available
Plan category	warrants and rights	options, warrants and rights	for future issuance

Equity compensation plans
approved by security holders:
2008 Plan	-		8,000
	-		8,000

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.

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

Oil and gas sales

The Company had $17,000 in oil and gas lease sales in 2012 and none in 2011.

Costs and expenses

Costs and expenses consist of the following for the years ended August 31, 2012 and 2011.

	2012	2011
Cost of leases sold	$13,260	$—
Lease operating expense	—	504
Non-cash compensation	55,986	175,309
Other selling, general and administrative expense	71,761	85,268
	$141,007	$261,081

Cost of leases sold includes the balance of the Company’s capitalized costs associated with unproved properties not being amortized under the full cost method.

Lease operating expense, production taxes and depreciation, depletion and amortization relate to the oil and gas revenue which ceased in 2010.

Non-cash compensation includes $55,986 and $175,309 in 2012 and 2011, respectively, in compensation to consultants pursuant to consulting agreements. The agreements cover periods ranging from 2.5 months to 16.5 months and the related fair value of the shares and options are being amortized over the life of the agreements.

Other selling, general and administrative expense decreased from $85,268 in 2011 to $71,761 in 2012. The decrease includes a decrease in accounting and auditing of $5,953, a decrease in bad debt expense of $9,619, a decrease in legal and professional costs of $8,022, a decrease in website expense of $5,988 and an increase in cash consulting fees of $26,429.

Other expense (income):

Other expense (income) consists of the following for the years ended August 31, 2012 and 2011.

	2012	2011
Interest expense	$8,497	$18,063
Interest income from related parties	(6,252)	(8,727)
	$2,245	$9,336

Interest expense decreased in 2012 from 2011, primarily due to the 2011 amount including debt with a higher average interest rate.

Interest income was accrued on the stock subscription receivables (related parties) in 2012 and 2011.

Going Concern Factors—Liquidity

We are a development stage company. We have not previously been in the energy business or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2012. The Company, has accumulated a net loss of $3,302,519 through August 31, 2012, ($28,995 in an earlier development stage business and $3,273,524 in the current development stage) and incurred losses of $126,252 for the year then ended.

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

 The Company sold its common stock in private transactions which raised $120,500 in 2006, $80,070 in 2007, $413,172 in 2008, $3,600 in 2009 and $7,500 in 2012. The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

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

1	The quality and quantity of available data;
2	The accuracy of various mandated economic assumptions; and
3	The judgments of the person preparing the estimates.

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

Item 8: Financial Statements AND SUPPLEMENTARY DATA

The Financial Statements of Royal Energy Resources, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2012 and 2011 and the period from inception (July 22, 2005) through August 31, 2012, is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Energy Resources, Inc.

(formerly World Marketing, Inc.)

(a development stage company)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2012 and 2011 and the related statements of operations and cash flows for the years ended August 31, 2012 and 2011 and the period from inception (July 22, 2005) through August 31, 2012 and the statement of stockholders’ equity for the period from inception (July 22, 2005) through August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Energy Resources, Inc.., (formerly World Marketing, Inc.) (a development stage company) as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended August 31, 2012 and 2011 and the period from inception (July 22, 2005) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

By: /s/ Paritz & Company, P.A.
Hackensack, New Jersey December 13, 2012

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
August 31, 2012 and 2011
	2012	2011
Assets
Current assets
Cash	$18,386	$35
Accounts receivable	—	8,000
Total current assets	18,386	8,035
Properties
Mining properties	12,949	9,729
Unproved properties not being amortized (full cost method)	—	8,462
	12,949	18,191
Accumulated depreciation, depletion and amortization	—	—
Total properties	12,949	18,191
Total assets	$31,335	$26,226

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$73,590	$71,292
Accrued expenses	8,497	—
Notes payable	49,400	—
Convertible note and debenture payable	65,600	80,000
Due to shareholder	8,132	—
Total current liabilities	205,219	151,292

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.00001 par value; authorized
10,000,000 shares; issued and outstanding - 100,000 shares at
August 31, 2012 and August 31, 2011	1	1
Common stock: $0.00001 par value; authorized
500,000,000 shares; 179,527 and 171,527 shares issued
and outstanding at August 31, 2012 and 2011, respectively	2	2
Additional paid-in capital	3,510,452	3,500,452
Deferred option and stock compensation	(1,964)	(52,000)
Common stock subscription receivable	(379,856)	(397,254)
Deficit accumulated during the development stage	(3,302,519)	(3,176,267)
Total stockholders' equity	(173,884)	(125,066)
Total liabilities and stockholders' equity	$31,335	$26,226

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
Years Ended August 31, 2012 and 2011 and
from inception (July 22, 2005) through August 31, 2012

			Inception
			(July 22, 2005)
			Through
	Years Ended August 31,		August 31,
	2012	2011	2012

Oil and gas sales	$17,000	$—	$29,704
Costs and expenses:
Cost of leases sold	13,260	—	13,260
Lease operating expense	—	504	14,494
Production taxes	—	—	913
Depreciation, depletion and amortization	—	—	2,148
Asset impairment	—	—	75,164
Non-cash compensation	55,986	175,309	2,335,201
Other selling, general and administrative expense	71,761	85,268	762,263
Total costs and expenses	141,007	261,081	3,203,443
Loss from operations	(124,007)	(261,081)	(3,173,739)
Other expenses (income):
Loss on disposition by rescission agreement
on condominium	—	—	15,000
Commodities trading losses	—	—	36,557
Interest expense	8,497	18,063	81,678
Interest income from related party	(6,252)	(8,727)	(29,036)
Interest income	—	—	(4,414)
	2,245	9,336	99,785
Net loss	$(126,252)	$(270,417)	$(3,273,524)

Net loss per share, basic and diluted	$(0.73)	$(1.79)

Weighted average shares outstanding,
basic and diluted	172,517	150,934

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through August 31, 2012
					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	11,861	1	22,484
Sale of common stock for cash	-	-	640	-	32,000
Common stock issued for
real estate investment	-	-	3,800	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance August 31, 2005	-	-	16,301	1	251,044
Sale of common stock for cash	-	-	2,173	-	120,500
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	18,474	1	371,544
Sale of common stock	-	-	9,340	-	161,660
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	27,814	1	533,204
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	4,591	-	413,172
Common stock issued for
consulting contracts	-	-	5,930	-	977,775
Cash portion of consulting
contracts	-	-	-	-	-
Rescission of real estate
purchase	-	-	(3,800)	-	(200,000)
Amortization of prepaid
consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	34,535	1	1,725,150
Sale of common stock for cash	-	-	40	-	3,600
Common stock issued for
consulting contracts	-	-	7,102	-	887,439
Cash portion of consulting contracts	-	-	-	-	-
Amortization of prepaid
consulting contracts:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	3,100	-	263,500
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2009	100,000	$ 1	44,777	$ 1	$ 2,879,689
					(Continued)
See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through August 31, 2012

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total
				(Restated
				Note 11)

Inception, July 22, 2005	—	—	(28,995)	—	(6,510)
Sale of common stock for cash	—	—	—	—	32,000
Common stock issued for
real estate investment	—	—	—	—	190,000
Contribution to capital	—	—	—	—	6,560
Net loss	—	—	—	(7,739)	(7,739)
Balance August 31, 2005	—	—	(28,995)	(7,739)	214,311
Sale of common stock for cash	—	—	—	—	120,500
Net loss	—	—	—	(80,825)	(80,825)
Balance, August 31, 2006	—	—	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	—	—	—	80,070
Net loss	—	—	—	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	—	(28,995)	(184,377)	238,243
Sale of preferred stock	—	—	—	—	1,000
Sale of common stock	—	—	—	—	413,172
Common stock issued for
consulting contracts	—	(977,775)	—	—	—
Cash portion of consulting
contracts	—	(85,000)	—	—	(85,000)
Rescission of real estate
purchase	—	—	—	—	(200,000)
Amortization of prepaid
consulting contracts:
Non-cash portion	—	338,547	—	—	338,547
Cash portion	—	43,529	—	—	43,529
Stock subscription receivable:
Payments received	13,400	—	—	—	13,400
Interest accrued	(3,902)	—	—	—	(3,902)
Net loss	—	—	—	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	—	—	—	—	3,600
Common stock issued for
consulting contracts	—	(887,440)	—	—	—
Cash portion of consulting contracts	—	(40,901)	—	—	(40,901)
Amortization of prepaid
consulting contracts:
Non-cash portion	—	1,252,861	—	—	1,252,861
Cash portion	—	82,371	—	—	82,371
Stock subscription receivable:
Sold	(77,500)	—	—	—	186,000
Payments received	1,168				1,168
Interest accrued	(3,545)				(3,545)
Net loss	—	—	—	(1,723,711)	(1,723,711)
Balance, August 31, 2009	$(151,969)	$(273,808)	$(28,995)	$(2,375,800)	$49,120

See accompanying notes to financial statements.

Statements of Stockholders' Equity
(A Development Stage Company)
Statements of Stockholders' Equity
Inception of Development Stage, July 22, 2005, through August 31, 2012
					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$ 1	44,777	$ 1	$ 2,879,689
Common stock issued for:
Consulting contracts	-	-	5,050	-	81,500
Drilling program participation	-	-	200	-	6,000
Loan extension	-	-	1,400	-	14,000
Amortization of prepaid
Consulting contracts	-	-	-	-	-
Beneficial conversion feature
of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	28,000	-	285,000
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	1	79,427	1	3,268,289
Amortization of deferred
expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	4,000	-	20,000
Loan and extension fee	-	-	10,800	-	178,500
Beneficial conversion feature
of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	86,000	1	171,999
Cancelled	-	-	(8,500)	-	(147,336)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for
rescinded drilling program	-	-	(200)	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2011	100,000	1	171,527	2	3,500,452
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock issued for:
Cash	-	-	6,000	-	7,500
Consulting contract	-	-	2,000	-	2,500
Amortization of deferred expense	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2012	100,000	$ 1	179,527	$ 2	$ 3,510,452
					(Continued)
See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity, continued
Inception of Development Stage, July 22, 2005, through August 31, 2012

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	—	(81,500)	—	—	—
Drilling program participation	—	—	—	—	6,000
Loan extension	—	—	—	—	14,000
Amortization of prepaid
consulting contracts:	—	326,498	—	—	326,498
Beneficial conversion feature
of convertible debt	—	—	—	—	2,100
Stock subscription receivable:
Sold	(285,000)	—	—	—	—
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	—	—	—	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred
expenses	—	152,809	—	—	152,809
Common stock issued for:
Consulting contracts	—	(20,000)	—	—	—
Loan and extension fee	—	(156,000)	—	—	22,500
Beneficial conversion feature
of convertible debt	—	—	—	—	9,000
Stock subscription receivable:
Sold	(172,000)	—	—	—	—
Cancelled	147,336	—	—	—	—
Payments received	58,477	—	—	—	58,477
Interest accrued	(8,727)	—	—	—	(8,727)
Common stock cancelled for
rescinded drilling program	—	—	—	—	—
Net loss	—	—	—	(270,417)	(270,417)
Balance August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	(125,066)
Stock subscription receivable:
Payments received	23,650	—	—	—	23,650
Interest accrued	(6,252)	—	—	—	(6,252)
Common stock issued for:
Cash	—	—	—	—	7,500
Consulting contract	—	(2,500)	—	—	—
Amortization of deferred expense	—	52,536	—	—	52,536
Net loss	—	—	—	(126,252)	(126,252)
Balance August, 31, 2012	$(379,856)	$(1,964)	$(28,995)	$(3,273,524)	$(173,884)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended August 31, 2012 and 2011, and
the period from inception (July 22, 2005) through August 31, 2012

			From inception
			July 22, 2005
			through
	Years Ended August 31,		August 31,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(126,252)	$(270,417)	$(3,273,524)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	—	—	2,148
Value of common shares issued for services	55,986	71,309	2,231,201
Loss on rescission of condominium purchase	—	—	15,000
Interest accrued on stock subscription	(6,252)	(8,727)	(29,036)
Asset impairment	—	—	75,164
Loan extension paid with common stock	—	104,000	118,000
Beneficial conversion feature of convertible
note payable	—	9,000	11,100
Bad debt expense	—	9,619	9,619
Change in other assets and liablities:
Accounts receivable	8,000	—	1,133
Prepaid expenses and other assets	—	21,075	49,392
Accounts payable	48,248	12,643	42,644
Accrued expenses	8,497	(243)	8,497
Net cash used in operations	(11,773)	(51,741)	(738,662)

Cash flows from investing activities
Investment in real estate	—	—	(11,000)
Oil and gas property expenditures	(8,538)	(2,097)	(160,977)
Proceeds from sales of undeveloped leasehold	17,000	—	87,275
Proceeds from sale of oil and gas properties	—	6,500	6,500
Investment in uranium and rare earth and precious metals properties	(3,220)	(5,400)	(14,293)
Net cash provided by (used in) investing activities	5,242	(997)	(92,495)

Cash flows from financing activities
Proceeds of stockholder loans	8,132	—	8,182
Proceeds from subscription receivable	23,650	58,462	117,919
Loan proceeds	—	18,000	164,000
Loan repayment	(14,400)	(24,000)	(98,400)
Proceeds from sale of common stock	7,500	—	656,842
Proceeds from sale of preferred stock	—	—	1,000
Net cash provided by (used in) financing activities	24,882	52,462	849,543

Net increase (decrease) in cash	18,351	(276)	18,386
Cash, beginning of period	35	311	—
Cash, end of period	$18,386	$35	$18,386

			(Continued)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows, Continued
Years Ended August 31, 2012 and 2011, and
the period from inception (July 22, 2005) through August 31, 2012

			From inception
			July 22, 2005
			through
	Years Ended August 31,		August 31,
	2012	2011	2012

Supplemental cash flow information
Cash paid for interest	$—	$9,306	$32,681
Cash paid for income taxes	—	—	—

Non-cash investing and financing activities:
Issuance of common stock for real estate	$—	$—	$190,000
Contribution of stockholder loan to capital	—	—	6,560
Disposition of real estate per stock rescission
agreement	—	—	200,000
Common stock issued for participation in drilling
program	—	—	6,000
Common stock issued for stock subscription
receivables	—	172,000	615,922
Stock subscription receivables cancelled and common
stock retired	—	147,336	147,336

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

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

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after August 31, 2012, up until the issuance of the financial statements, which occurred on December 13, 2012.

On August 7, 2012, the Company received approval by written consent, in lieu of a special meeting, of the holders of a majority of our outstanding voting power authorizing the Board of Directors of the Company to: (i) effectuate the reverse stock split of our issued and outstanding shares of common stock, par value $0.00001, on a 1 for 500 basis and (ii) increase the authorized shares of common stock, par value $0.00001, from 100,000,000 shares to 500,000,000 shares. The stock split was effectuated on October 1, 2012 upon filing appropriate documentation with FINRA. The increase in authorized shares was completed on October 9, 2012 when the amendment was filed with the Delaware Secretary of State. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2012. The Company, has accumulated a net loss of $3,302,519 through August 31, 2012, ($28,995 in an earlier development stage business and $3,273,524 in the current development stage) and incurred losses of $126,252 for the year then ended.

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

 In March 2006, the Company sold 1,300 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. In the previous fiscal year, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects. However, the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company's current business plan.

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

There are no options outstanding at August 31, 2012.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had $8,462 in capitalized costs relating to unevaluated properties and leases at August 31, 2011 and none at August 31, 2012. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. There are no capitalized costs for proved properties as of August 31, 2012 and 2011.

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

 The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments of other assets were recorded in 2012 or 2011.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At August 31, 2012 and 2011, there were no natural gas imbalances

Investments in real estate

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

Oil and natural gas reserve estimates

Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates. The Company had no proved reserves at August 31, 2012 and 2011.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2012 and 2011, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Credit risk

In 2012 and 2011, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At August 31, 2012 and 2011, the Company had no proved producing properties and no asset retirement obligation.

Fair value determination

Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of October 31, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Fiscal years

The year ended August 31, 2012 is referred to herein as 2012, the year ended August 31, 2011 is referred to herein as 2011 and the year ended August 31, 2010 is referred to herein as 2010.

2	INVESTMENT IN ENERGY PROPERTIES

Property costs are summarized as follows at August 31, 2012 and 2011.

	2012	2011

Gold, silver, copper and rare earth metals mining	$8,620	$5,400
Uranium rights	4,329	4,329
Mining properties	12,949	9,729
Unproved properties not being amortized	—	8,462
Total	12,949	18,191
Accumulated depreciation, depletion and amortization	—	—
	$12,949	$18,191

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2012 and August 31, 2011, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming, respectively. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and August 31, 2011, respectively. The uranium rights are located on a trend approximately 25-30 miles from a proposed uranium mine in Weld County, Colorado which was estimated to have uranium reserves valued at over $500 million.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The oil and gas leases comprised approximately 3,000 acres in Weston, Goshen, Niobrara, Converse, Campbell, Freemont, Laramie, Sublette and Platt Counties, Wyoming as of August 31, 2011. At August 31, 2012, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest. As of August 31, 2012, the Company had collected approximately $89,000 from sales of leases and royalty interests.

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

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties. On March 10, 2011, the Company issued 7,800 shares of its common stock to the note holder and the due date of the note with a balance of $80,000 was extended nine months, to December 10, 2011. The Company issued 42,000 shares of the Company's common stock to a group of individuals who agreed to repay the balance of the $80,000 loan. The sale of the shares is being accounted for as a stock subscription until the note is repaid. At August 31, 2012 and August 31, 2011, the loan balance was $65,600 and $80,000, respectively.

4	NOTES PAYABLE

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes bear interest at 2% per annum and were due on October 31, 2011. The notes are currently past due.

5	INCOME TAXES

RER has not recorded a deferred tax benefit or expense for all prior periods through August 31, 2012, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” Federal income tax for the year ended August 31, 2012 and 2011 as follows:

	2012	2011

"Normally expected" income tax benefit	$42,900	$91,900
State income taxes less federal tax benefit	5,100	10,800
Valuation allowance	(48,000)	(102,700)
Actual income tax expense	$—	$—

RER has available unused net operating loss carryforwards of approximately $3,303,000 which will expire in various periods from 2019 to 2031, some of which may be limited as to the amount available on an annual basis.

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

	2012	2011

Net operating loss carryforward	$1,074,900	$1,206,900
Valuation allowance	(1,074,900)	(1,206,900)
Total	$—	$—

6	STOCKHOLDERS’ EQUITY

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $.00001. The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state. At August 31, 2012 and 2011, 179,527 and 171,527 shares were issued and outstanding, respectively.

Reverse stock split and increase in authorized shares

On August 7, 2012, the Company received approval by written consent, in lieu of a special meeting, of the holders of a majority of our outstanding voting power authorizing the Board of Directors of the Company to: (i) effectuate the reverse stock split of our issued and outstanding shares of common stock, par value $0.00001, on a 1 for 500 basis and (ii) increase the authorized shares of common stock, par value $0.00001, from 100,000,000 shares to 500,000,000 shares. The stock split was effectuated on October 1, 2012 upon filing appropriate documentation with FINRA. The increase in authorized shares was completed on October 9, 2012 when the amendment was filed with the Delaware Secretary of State. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at August 31, 2012.

Consulting and financial services agreements

During 2011 and 2010, the Company entered into various consulting and financial services agreements as well as new loan agreements and amendments to an existing loan agreement.  The following table summarizes the agreements.

	2012	2011
Shares issued	2,000	11,800
Value of common stock and options	$2,500	$176,000
Unamortized balance, end of year	$1,964	$52,000
Terms of agreements	7	2.5-9
	months	months

7	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

			Original	Interest	Balance	Balance
Name	Shares	Date	Balance	Rate	8/31/2012	8/31/2011

Jacob Roth	14,000	6/1/2010	105,000	2%	$101,285	$70,495
Jacob Roth	12,000	6/24/2010	120,000	2%	119,940	119,940
Jacob Roth	24,000	11/30/2010	60,000	2%	60,000	60,000
Jacob Roth	20,000	2/17/2011	31,900	2%	—	31,900
Frimet Taub	1,200	7/28/2009	29,937	2%	29,937	29,937
					311,162	312,272
Accrued interest					3,094	4,982
Related party total					314,256	317,254
Debt retirement	42,000		80,000		65,600	80,000
					$379,856	$397,254

8	RELATED PARTY TRANSACTIONS

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

The President and Chief Executive Officer of the Company was paid approximately $10,000 and $14,600 for office and travel expense reimbursements during the years ended August 31, 2012 and 2011, respectively.

See Note 6 above regarding stock subscription receivables.

9	supplementary oil and gas reserve information (unaudited)

The Company had no interests in proved oil and natural gas properties during 2012 and 2011. Accordingly, no supplementary oil and gas reserve information is presented.

10	SUBSEQUENT EVENT

On August 7, 2012, the Company received approval by written consent, in lieu of a special meeting, of the holders of a majority of our outstanding voting power authorizing the Board of Directors of the Company to: (i) effectuate the reverse stock split of our issued and outstanding shares of common stock, par value $0.00001, on a 1 for 500 basis and (ii) increase the authorized shares of common stock, par value $0.00001, from 100,000,000 shares to 500,000,000 shares. The stock split was effectuated on October 1, 2012 upon filing appropriate documentation with FINRA. The increase in authorized shares was completed on October 9, 2012 when the amendment was filed with the Delaware Secretary of State. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2012. Our management has determined that, as of August 31, 2012, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of August 31, 2012.

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Jacob Roth	65	President, Chief Executive Officer, Chief Financial Officer and Director	March 22, 1999

Frimet Taub	32	Secretary, Treasurer and Director	March 22, 1999

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

Code of Ethics

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions

Item 11: Executive Compensation

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

In 2009, Mr. Roth acquired 1,900 shares of the Company's common stock for $47,500 ($0.05 per share) at a time when the closing price for the stock was $0.17 per share. The difference of $114,000 was included in non-cash compensation in the statement of operations.

In 2009, Mrs. Taub acquired 1,200 shares of the Company's common stock for $30,000 (0.05 per share) at a time when the closing price for the stock was $0.17 per share. The difference of $72,000 was included in non-cash compensation in the statement of operations

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of August 31, 2012, there were 179,527 shares of the Company’s common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

		Amount and
Title		nature of	Percent
of class	Name and address of beneficial owner **	beneficial owner	of class

Common	Jacob Roth	83,400	46.46%

Series A	Jacob Roth	100,000	100.00%
Preferred

** The address for each of the named is in care of the Company at 543 Bedford Ave., #176, Brooklyn, New York 11211.

(b)	SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of August 31, 2011.

		Amount and
Title		nature of	Percent
of class	Name and address of beneficial owner **	beneficial owner	of class

Common	Jacob Roth	83,400	46.46%

Common	Frimet Taub	1,700	0.94%

Common	All officers and directors	85,100	47.40%
	as a group (2 persons)

Series A	Jacob Roth	100,000	100.00%
Preferred

** The address for each of the named is in care of the Company at 543 Bedford Ave., #176, Brooklyn, New York 11211.

# Convertible into one common share and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation
	issued upon exercise of	price of outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in the first column

Equity compensation plans
approved by security holders	-		8,000

Equity compensation plans
not approve by security holders	-		-

Total	-		8,000

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.

Item 13: Certain Relationships and Related Transactions and director independence

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

			Original	Interest	Balance	Balance
Name	Shares	Date	Balance	Rate	8/31/2012	8/31/2011

Jacob Roth	14,000	6/1/2010	105,000	2%	$101,285	$70,495
Jacob Roth	12,000	6/24/2010	120,000	2%	119,940	119,940
Jacob Roth	24,000	11/30/2010	60,000	2%	60,000	60,000
Jacob Roth	20,000	2/17/2011	31,900	2%	—	31,900
Frimet Taub	1,200	7/28/2009	29,937	2%	29,937	29,937
					311,162	312,272
Accrued interest					3,094	4,982
					$314,256	$317,254

Jacob Roth is our only promoter. He has never received anything of value, tangible or intangible, directly or indirectly, from us, other than reimbursements of expenses incurred in the ordinary course of business. Mr. Roth acquired 9,800 shares of our common stock for a total consideration of $490 in March 1999. Subsequently, Mr. Roth has acquired shares pursuant to stock subscription agreements as summarized above.

On April 14, 2011, the Company's CEO returned 8,500 shares of the Company's common stock to the Company and it was cancelled, along with the related stock subscription notes with a combined principal balance of $144,866 and accrued interest of $2,470.

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

Mrs. Taub is the daughter of Mr. Roth. Mrs. Taub acquired 500 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999. In July 2009, Mrs. Taub acquired 1,200 shares of common stock in exchange for cash of $63 and a note receivable in the amount of $29,937, as summarized above.

The President and Chief Executive Officer of the Company was paid approximately $10,000 and $14,000 for office and travel expense reimbursements during the years ended August 31, 2012 and 2011, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of October 31, 2012 and 2011 for professional services rendered by the Company’s accountant was approximately $6,685 and $8,915 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2012 and 2011, respectively. The 2011 audit is included in the 2012 amount and the 2010 audit is included in the 2011 amount.

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

part iv

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
	1	Financial Statements - The following financial statements of Royal Energy
Resources, Inc. are contained in Item 8 of this Form 10-K:
• Report of Independent Registered Public Accountant
• Balance Sheets at August 31, 2012 and 2011
• Statements of Operations for the years ended August 31, 2012 and 2011 and from inception (July 22, 2005) through August 31, 2012
• Statements of Stockholders' Equity From Inception (July 22, 2005) through August 31, 2012
•Statements of Cash Flows for the years ended August 31, 2012 and 2011 and from inception ( (July 22, 2005) through August 31, 2012
• Notes to Financial Statements
	2	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.
	3	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 Registration Statement dated May 19, 2006)
3.2	Amended and Restated By Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 Registration Statement dated May 19, 2006)
10.1	Real estate purchase agreement from Mermelstein dated August 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form SB-2 A/4 Registration Statement dated May 19, 2006)
10.2	Amendment to agreement to purchase real estate dated February 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Form SB-2 A/4 Registration Statement dated may 19, 2006)
10.3	Form of Non-Qualified Stock Option Agreement used by the Company in connection with the Company's 2008 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed July 14, 2008)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 201	Royal Energy Resources, Inc.
By: /s/ Jacob Roth
Jacob Roth President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jacob Roth /s/ Frimet Taub	Director, President, CEO and CFO Director	December 13, 2012 December 13, 2012