Form 10-Q
period 2012-11-30
Royal Energy Resources, Inc.
filed 2013-01-11
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

or

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

N/A
(Former name or former address and former fiscal year, if changed since last report)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 179,527 shares of common stock outstanding as of December 26, 2012.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated August 31, 2012.

2

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Balance Sheets

	November 30, 2012	August 31,2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$584	$18,386
Total current assets	584	18,386
Properties:
Mining properties	12,949	12,949
Accumulated depreciation, depletion and amortization	-	-
Net properties	12,949	12,949
Total assets	$13,533	$31,335

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$96,010	$73,590
Accrued expenses	11,196	8,497
Convertible note payable	65,600	65,600
Notes payable	49,400	49,400
Due to shareholder	8,132	8,132
Total current liabilities	230,338	205,219

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding at November 30, 2012 and at August 31, 2012	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 179,527 shares issued and outstanding at November 30, 2012 and August 31, 2012	2	2
Additional paid-in capital	3,510,452	3,510,452
Deferred option and stock compensation	-	(1,964)
Common stock subscription receivable	(380,437)	(379,856)
Deficit accumulated during the development stage	(3,346,823)	(3,302,519)
Total stockholders’ deficit	(216,805)	(173,884)
Total liabilities and stockholders’ deficit	$13,533	$31,335

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Operations

Three months ended November 30, 2012 and 2011

from inception (July 22, 2005) through November 30, 2012

(Unaudited)

			Inception
	Three Months Ended		(July 22, 2005)
	November 30,		Through
	2012	2011	November 30, 2012

Oil and gas production	$-	$-	$29,704
Total revenues	-	-	29,704
Costs and expenses:
Cost of leases sold	-	-	13,260
Lease operating expense	-	-	14,494
Production taxes	-	-	913
Depreciation, depletion and amortization	-	-	2,148
Asset impairment	-	-	75,164
Non-cash compensation	3,164	52,000	2,338,365
Other selling, general and administrative expense	39,992	8,432	802,255
Total costs and expenses	43,156	60,432	3,246,599
Loss from operations	(43,156)	(60,432)	(3,216,895)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	-	15,000
Loss on commodities trading	-	-	36,557
Interest income	-	-	(4,414)
Interest income - related party	(1,551)	(1,557)	(30,587)
Interest expense	2,699	-	84,377
Total other expense (income)	1,148	(1,557)	100,933
Loss before income taxes	(44,304)	(58,875)	(3,317,828)
Provision for income taxes	-	-	-
Net loss	$(44,304)	$(58,875)	$(3,317,828)

Net loss per share, basic and diluted	$(0.25)	$(0.34)

Weighted average shares outstanding, basic and diluted	179,527	171,527

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Stockholders’ Deficit

Inception of Development Stage, July 22, 2005, through November 30, 2012

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

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through November 30, 2012

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Inception, July 22, 2005	-	-	(28,995)	-	(6,510)
Sale of common stock for cash	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	(7,739)
Balance August 31, 2005	-	-	(28,995)	(7,739)	214,311
Sale of common stock for cash	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	253,986
Sale of common stock	(81,590)	-	-	-	80,070
Net loss	-	-	-	(95,813)	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	238,243
Sale of preferred stock	-	-	-	-	1,000
Sale of common stock	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	(85,000)
Rescission of real estate purchase	-	-	-	-	(200,000)
Amortization of deferred expenses:
Non-cash portion	-	338,547	-	-	338,547
Cash portion	-	43,529	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	291,277
Sale of common stock for cash	-	-	-	-	3,600
Common stock issued for consulting contracts	-	(887,439)	-	-	-
Cash portion of consulting contracts	-	(40,901)	-	-	(40,901)
Amortization of deferred expenses:
Non-cash portion	-	1,252,861	-	-	1,252,861
Cash portion	-	82,371	-	-	82,371
Stock subscription receivable:
Sold	(77,500)	-	-	-	186,000
Payments received	1,168	-	-	-	1,168
Interest accrued	(3,545)	-	-	-	(3,545)
Net loss	-	-	-	(1,723,711)	(1,723,711)
Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through November 30, 2012

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$1	44,777	$1	$2,879,689
Common stock issued for:
Consulting contracts	-	-	5,050	-	81,500
Drilling program participation	-	-	200	-	6,000
Loan extension	-	-	1,400	-	14,000
Amortization of prepaid Consulting contracts	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	28,000	-	285,000
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	1	79,427	1	3,268,289
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	4,000	-	20,000
Loan and extension fee	-	-	10,800	-	178,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	86,000	1	171,999
Cancelled	-	-	(8,500)	-	(147,336)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for rescinded drilling program	-	-	(200)	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2011	100,000	1	171,527	2	3,500,452
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Cash	-	-	6,000	-	7,500
Consulting contracts	-	-	2,000	-	2,500
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2012	100,000	1	179,527	2	3,510,452
Amortization of deferred expenses	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, November 30, 2012	100,000	$1	179,527	$2	$3,510,452

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through November 30, 2012

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred expenses	-	152,809	-	-	152,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-
Loan and extension fee	-	(156,000)	-	-	22,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-
Cancelled	147,336	-	-	-	-
Payments received	58,477	-	-	-	58,477
Interest accrued	(8,727)	-	-	-	(8,727)
Common stock cancelled for rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(270,417)	(270,417)
Balance August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	(125,066)
Amortization of deferred expenses	-	52,536	-	-	52,536
Common stock issued for:
Cash	-	-	-	-	7,500
Consulting contract	-	(2,500)	-	-	-
Stock subscription receivable:
Payments received	23,650	-	-	-	23,650
Interest accrued	(6,252)	-	-	-	(6,252)
Net loss	-	-	-	(126,252)	(126,252)
Balance, August 31, 2012	(379,856)	(1,964)	(28,995)	(3,273,524)	(173,884)
Amortization of deferred expenses	-	1,964	-	-	1,964
Stock subscription receivable:
Payments received	970	-	-	-	970
Interest accrued	(1,551)	-	-	-	(1,551)
Net loss	-	-	-	(44,304)	(44,304)
Balance, November 30, 2012	$(380,437)	$-	$(28,995)	$(3,317,828)	$(216,805)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Three Months Ended November 30, 2012 and 2011 and

from inception (July 22, 2005) through November 30, 2012

(Unaudited)

			From inception
	Three months ended		July 22, 2005
	November 30,		through
	2012	2011	November 30, 2012

Cash flows from operating activities
Net loss	$(44,304)	$(58,875)	$(3,317,828)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	-	-	2,148
Value of common shares issued for services and loan extension fees	3,164	-	2,234,365
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(1,551)	(1,557)	(30,587)
Asset impairment	-	-	75,164
Loan extension paid with common stock	-	52,000	118,000
Beneficial conversion feature of convertible notes	-	-	11,100
Bad debt expense	-	-	9,619
Change in other assets and liabilities:
Accounts receivable	-	8,000	1,133
Prepaid expenses and other assets	-	-	49,392
Accounts payable	21,220	(287)	63,864
Accrued expenses	2,699	-	11,196
Net cash used in operations	(18,772)	(719)	(757,434)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	-	(2,367)	(160,977)
Proceeds from sale of undeveloped leasehold	-	-	87,275
Proceeds from sale of oil and gas properties	-	-	6,500
Investment in rare earth and precious metals property	-	-	(14,293)
Net cash used in investing activities	-	(2,367)	(92,495)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	8,182
Proceeds from subscription receivable	970	3,120	118,889
Loan proceeds	-	-	164,000
Loan repayment	-	-	(98,400)
Proceeds from sale of common stock	-	-	656,842
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by financing activities	970	3,120	850,513

Net increase (decrease) in cash and cash equivalents	(17,802)	34	584
Cash, beginning of period	18,386	35	-
Cash, end of period	$584	$69	$584

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows, Continued

Three Months Ended November 30, 2012 and 2011, and

from inception (July 22, 2005) through November 30, 2012

(Unaudited)

			From inception
	Three months ended		July 22, 2005
	November 30,		through
	2012	2011	November 30, 2012

Supplemental cash flow information
Cash paid for interest	$-	$-	$32,681
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for participation in drilling program	-	-	6,000
Common stock issued for stock subscription receivables	-	-	615,922
Accounts receivable exchanged for accounts payable	-	-	14,578
Drilling prepayment transferred to accounts receivable	-	-	28,079
Common stock cancelled for rescinded drilling program	-	-	1,000
Common stock and stock subscription receivables cancelled	-	-	147,336
Stock subscription receivable paid to reduce convertible note payable	-	9,000	14,400
Accounts payable exchanged for convertible notes payable	-	-	-

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) (formerly known as World Marketing, Inc. (“WMI”) and its wholly owned subsidiary S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation. RER and SCGCR are development stage enterprises within the meaning of Financial Accounting Standards Board Topic 915. All significant intercompany balances and transactions have been eliminated in consolidation. SCGCR has not had any operations as of November 30, 2012.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2012.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after November 30, 2012, up until the issuance of the financial statements.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its initial incorporation, March 22, 1999, has accumulated a net loss of $3,346,823 ($28,995 in a prior development stage) through November 30, 2012, and incurred a loss of $44,304 for the three months then ended.

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

In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. During 2008, the Company revised its business plan, rescinded its real estate purchase and began investing in mining and energy leases and oil and gas drilling prospects. However, the mining and energy businesses have a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company’s current business plan.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options. However, the Black-Scholes option valuation model provides the best available estimate for this purpose.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. At November 30, 2012 and August 31, 2012, the Company had no unproved property costs that had not been evaluated and were being amortized. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. No amortization was recorded during the three months ended November 30, 2012 or 2011.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments of non-oil and gas long-lived assets have been recorded as of November 30, 2012.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At November 30, 2012 and August 31, 2012, there were no natural gas imbalances.

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

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At November 30, 2012 and 2011, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At November 30, 2012 and August 31, 2012, the Company had no working interests from which they would have had a plugging or abandoning liability.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Fair value determination

Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Fiscal years

Fiscal 2013 refers to the periods ending in the fiscal year ending August 31, 2013, fiscal 2012 refers to the periods ended in the fiscal year ending August 31, 2012 and fiscal 2011 refers to the periods ended in the fiscal year ended August 31, 2011.

2	INVESTMENT IN ENERGY PROPERTIES

MINING

At November 30, 2012 and August 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending.

In addition, the Company holds the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of November 30, 2012 and August 31, 2012, respectively.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. At November 30, 2012 and August 31, 2012, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest. As of November 30, 2012, the Company had collected approximately $89,000 from sales of leases and royalty interests.

The Company has negotiated with energy companies to develop the potential resources that may be contained in these properties. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is recorded in accordance with the requirements for full cost accounting.

3	CONVERTIBLE NOTE PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties. On March 10, 2011, the Company issued 3,900,000 shares of its common stock to the note holder and the due date of the note with a balance of $80,000 was extended nine months, to December 10, 2011. The Company issued 21,000,000 shares of the Company’s common stock to a group of individuals who agreed to repay the balance of the $80,000 loan. The exchange of the shares is being accounted for as a stock subscription until the note is repaid. As of November 30, 2011 and August 31, 2012, $14,400 has been paid on the loan, leaving a balance of $65,600, which became past due at December 10, 2011.

4	NOTES PAYABLE

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for promissory notes in the same amount. The notes bear interest at the rate of 2% per annum and were due October 1, 2011. The notes are past due.

5	STOCKHOLDERS’ EQUITY

Common stock

At November 30, 2012 and August 31, 2012, 500,000,000 common shares with a par value of $0.00001 were authorized and 179,527 shares were issued and outstanding.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at November 30, 2012.

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements.  The cost associated with the agreements is being amortized over the period of the agreements. Amortization expense amounted to $3,164 and $52,000 in the three months ended November 30, 2012 and 2011, respectively.

6	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company and others have acquired common stock from the Company pursuant to note agreements, summarized as follows.

	Total	Original	Interest	Balance	Balance
Name	Shares	Balance	Rate	11/30/2012	8/31/2012

Jacob Roth	83,400	$316,650	2%	$281,225	$281,225
Frimet Taub	1,700	29,937	2%	29,937	29,937
				311,162	311,162
Accrued interest				3,675	3,094
Related party total				314,837	314,256
Debt retirement	4,200	80,000	0%	65,600	65,600
				$380,437	$379,856

7	RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company was paid approximately $400 and $1,570 for office and travel expense reimbursements during the three month periods ended November 30, 2012 and 2011, respectively.

The President and Chief Executive Officer of the Company made a loan to the Company of $8,132 during 2012. The loan is due on demand and is non-interest bearing.

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

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At November 30, 2012 and August 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

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

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. At November 30, 2012 and August 31, 2012, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest. As of November 30, 2012, the Company had collected approximately $89,000 from sales of leases and royalty interests.

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

Liquidity, Capital Resources and Going Concern

Historical information - The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,346,823 ($28,995 in a prior development stage) through November 30, 2012, and incurred a loss of $44,304 for the three months then ended.

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

3

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

In March 2006, the Company sold 650,000 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. During 2008, the Company revised its business plan, rescinded its real estate purchase and began investing in mining and energy leases and oil and gas drilling prospects. However, the mining and energy businesses have a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company’s current business plan.

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

Evaluation of the amounts and certainty of cash flows – Currently the Company has no revenue and relies on its CEO to fund operations. There can be no assurance that the CEO will be able to continue to fund operations.

Cash requirements and capital expenditures – The Company’s CEO has made payments to reduce his stock subscription receivable in the amount of $970 during the three months ended November 30, 2012 and made a non-interest bearing loan to the Company of $8,132 during the three months ended May 31, 2012.

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

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

We had no revenue during the three months ended November 30, 2012 or 2011.

Non-cash compensation amounted to $3,164 in fiscal 2013 and $52,000 in fiscal 2012. Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements. (Note 5).

During the three-month period in fiscal 2013, selling, general and administrative expenses amounted to $39,992 as compared to $8,432 in the year earlier period. In the 2013 period, accounting and audit review costs were $4,440 lower, payments for reimbursements to the Company’s CEO were $1,170 lower, cash consulting fees were $35,000 higher and legal and professional fees were $2,000 higher.

During the three-month period in fiscal 2013, we recognized $2,699 in interest expense and recorded interest income in the amount of $1,551 from related parties. During the three-month period in fiscal 2012, we recorded interest income in the amount of $1,557 from related parties.

OFF-BALANCE SHEET ARRANGEMENTS

None.

4

Item 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T:    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2012. Our management has determined that, as of the date of this report, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended November 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

5

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A:RISK FACTORS

Not applicable.

Item 2:UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3: Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 11, 2013

Royal Energy Resources, Inc.
By:	/s/ Jacob Roth
Jacob Roth
President, CEO and CFO

7