Form 10-Q
period 2013-02-28
Royal Energy Resources, Inc.
filed 2013-04-08
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 179,527 shares of common stock outstanding as of March 31, 2013.

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

2

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Balance Sheets

	February 28, 2013	August 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,949	$18,386
Total current assets	1,949	18,386
Properties:
Mining properties	8,620	12,949
Accumulated depreciation, depletion and amortization	-	-
Net properties	8,620	12,949
Total assets	$10,569	$31,335

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$93,770	$73,590
Accrued expenses	13,865	8,497
Convertible note payable	65,600	65,600
Notes payable	49,400	49,400
Due to shareholder	8,132	8,132
Total current liabilities	230,767	205,219

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding at February 28, 2013 and at August 31, 2012	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 179,527 shares issued and outstanding at February 28, 2013 and August 31, 2012	2	2
Additional paid-in capital	3,510,452	3,510,452
Deferred option and stock compensation	-	(1,964)
Common stock subscription receivable	(363,461)	(379,856)
Deficit accumulated during the development stage	(3,367,192)	(3,302,519)
Total stockholders’ deficit	(220,198)	(173,884)
Total liabilities and stockholders’ deficit	$10,569	$31,335

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Operations

Three months ended February 28, 2013 and February 29, 2012

(Unaudited)

	Three Months Ended
	February 28, 2013	February 29, 2012

Oil and gas production	$-	$-
Total revenues	-	-
Costs and expenses:
Asset impairment	4,329	-
Other selling, general and administrative expense	14,845	(920)
Total costs and expenses	19,174	(920)
Earnings (loss) from operations	(19,174)	920
Other expenses (income):
Interest income - related party	(1,474)	(1,557)
Interest expense	2,669	2,851
Total other expense (income)	1,195	1,294
Loss before income taxes	(20,369)	(374)
Provision for income taxes	-	-
Net loss	$(20,369)	$(374)

Net loss per share, basic and diluted	$(0.11)	$(0.00)

Weighted average shares outstanding, basic and diluted	179,527	171,527

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Operations

Six months ended February 28, 2013 and February 29, 2012

and from inception (July 22, 2005) through February 28, 2013

(Unaudited)

			Inception
			(July 22, 2005)
	Six Months Ended		Through
	February 28, 2013	February 29, 2012	February 28, 2013

Oil and gas production	$-	$-	$29,704
Total revenues	-	-	29,704
Costs and expenses:
Cost of leases sold	-	-	13,260
Lease operating expense	-	-	14,494
Production taxes	-	-	913
Depreciation, depletion and amortization	-	-	2,148
Asset impairment	4,329	-	79,493
Non-cash compensation	3,164	52,000	2,338,365
Other selling, general and administrative expense	54,837	7,512	817,100
Total costs and expenses	62,330	59,512	3,265,773
Loss from operations	(62,330)	(59,512)	(3,236,069)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	-	15,000
Loss on comodities trading	-	-	36,557
Interest income	-	-	(4,414)
Interest income - related party	(3,025)	(3,114)	(32,061)
Interest expense	5,368	2,851	87,046
Total other expense (income)	2,343	(263)	102,128
Loss before income taxes	(64,673)	(59,249)	(3,338,197)
Provision for income taxes	-	-	-
Net loss	$(64,673)	$(59,249)	$(3,338,197)

Net loss per share, basic and diluted	$(0.36)	$(0.35)

Weighted average shares outstanding, basic and diluted	179,527	171,527

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Stockholders’ Deficit

Inception of Development Stage, July 22, 2005, through February 28, 2013

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

Inception of Development Stage, July 22, 2005, through February 28, 2013

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

(Continued)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through February 28, 2013

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$1	44,777	$1	$2,879,689
Common stock issued for:
Consulting contracts	-	-	5,050	-	81,500
Drilling program participation	-	-	200	-	6,000
Loan extension	-	-	1,400	-	14,000
Amortization of prepaid Consulting contracts	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	28,000	-	285,000
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	1	79,427	1	3,268,289
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	4,000	-	20,000
Loan and extension fee	-	-	10,800	-	178,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	86,000	1	171,999
Cancelled	-	-	(8,500)	-	(147,336)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for rescinded drilling program	-	-	(200)	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2011	100,000	1	171,527	2	3,500,452
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Cash	-	-	6,000	-	7,500
Consulting contracts	-	-	2,000	-	2,500
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2012	100,000	1	179,527	2	3,510,452
Amortization of deferred expenses	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, February 28, 2013	100,000	$1	179,527	$2	$3,510,452

(Continued)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through February 28, 2013

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred expenses	-	152,809	-	-	152,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-
Loan and extension fee	-	(156,000)	-	-	22,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-
Cancelled	147,336	-	-	-	-
Payments received	58,477	-	-	-	58,477
Interest accrued	(8,727)	-	-	-	(8,727)
Common stock cancelled for rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(270,417)	(270,417)
Balance August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	(125,066)
Amortization of deferred expenses	-	52,536	-	-	52,536
Common stock issued for:
Cash	-	-	-	-	7,500
Consulting contract	-	(2,500)	-	-	-
Stock subscription receivable:
Payments received	23,650	-	-	-	23,650
Interest accrued	(6,252)	-	-	-	(6,252)
Net loss	-	-	-	(126,252)	(126,252)
Balance, August 31, 2012	(379,856)	(1,964)	(28,995)	(3,273,524)	(173,884)
Amortization of deferred expenses	-	1,964	-	-	1,964
Stock subscription receivable:
Payments received	19,420	-	-	-	19,420
Interest accrued	(3,025)	-	-	-	(3,025)
Net loss	-	-	-	(64,673)	(64,673)
Balance, February 28, 2013	$(363,461)	$-	$(28,995)	$(3,338,197)	$(220,198)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Cash Flows

Six Months Ended February 28, 2013 and February 29, 2012

from inception (July 22, 2005) through February 28, 2013

(Unaudited)

			From inception
			July 22, 2005
	Six months ended		through
	February 28, 2013	February 29, 2012	February 28, 2013

Cash flows from operating activities
Net loss	$(64,673)	$(59,249)	$(3,338,197)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	-	-	2,148
Value of common shares issued for services and loan extension fees	-	-	2,231,201
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(3,025)	(3,114)	(32,061)
Asset impairment	4,329	-	79,493
Loan extension paid with common stock	-	52,000	118,000
Beneficial conversion feature of convertible notes	-	-	11,100
Bad debt expense	-	-	9,619
Change in other assets and liabilities:
Accounts receivable	-	8,000	1,133
Prepaid expenses and other assets	1,964	-	51,356
Accounts payable	15,680	(4,132)	58,324
Accrued expenses	9,868	2,851	18,365
Net cash used in operations	(35,857)	(3,644)	(774,519)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	-	(2,712)	(160,977)
Proceeds from sale of undeveloped leasehold	-	-	87,275
Proceeds from sale of oil and gas properties	-	-	6,500
Investment in rare earth and precious metals property	-	-	(14,293)
Net cash used in investing activities	-	(2,712)	(92,495)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	8,182
Proceeds from subscription receivable	19,420	7,650	137,339
Loan proceeds	-	-	164,000
Loan repayment	-	-	(98,400)
Proceeds from sale of common stock	-	-	656,842
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by financing activities	19,420	7,650	868,963

Net increase (decrease) in cash and cash equivalents	(16,437)	1,294	1,949
Cash, beginning of period	18,386	35	-
Cash, end of period	$1,949	$1,329	$1,949

(Continued)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Cash Flows, Continued

Six Months Ended February 28, 2013 and February 29, 2012 and

from inception (July 22, 2005) through February 28, 2013

(Unaudited)

			From inception
			July 22, 2005
	Six months ended		through
	February 28, 2013	February 29, 2012	February 28, 2013

Supplemental cash flow information
Cash paid for interest	$-	$-	$32,681
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for participation in drilling program	-	-	6,000
Common stock issued for stock subscription receivables	-	-	615,922
Accounts receivable exchanged for accounts payable	-	-	14,578
Drilling prepayment transferred to accounts receivable	-	-	28,079
Common stock cancelled for rescinded drilling program	-	-	1,000
Common stock and stock subscription receivables cancelled	-	-	147,336
Stock subscription receivable paid to reduce convertible note payable	-	9,000	14,400
Accounts payable exchanged for convertible notes payable	-	49,400	49,400

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) (formerly known as World Marketing, Inc. (“WMI”) and its wholly owned subsidiary S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation. RER and SCGCR are development stage enterprises within the meaning of Financial Accounting Standards Board Topic 915. All significant intercompany balances and transactions have been eliminated in consolidation. SCGCR has not had any operations as of February 28, 2013.

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

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2012.

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after February 28, 2013, up until the issuance of the financial statements.

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

Going Concern

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its initial incorporation, March 22, 1999, has accumulated a net loss of $3,367,192 ($28,995 in a prior development stage) through February 28, 2013, and incurred a loss of $64,673 for the six months then ended.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. At February 28, 2013 and August 31, 2012, the Company had no unproved property costs that had not been evaluated and were being amortized. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. No amortization was recorded during the six months ended February 28, 2013 or February 29, 2012.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. On February 28, 2013, the Company fully impaired its investment in uranium leases ($4,329) when it decided not to renew the leases.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At February 28, 2013 and August 31, 2012, there were no natural gas imbalances.

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

Earnings (loss) per common share

RER is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At February 28, 2013 and February 29, 2012, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At February 28, 2013 and August 31, 2012, the Company had no working interests from which they would have had a plugging or abandoning liability.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2013, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

MINING

At February 28, 2013 and August 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending.

The Company held the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012. On February 28, 2013, the Company fully impaired its investment when it decided not to renew its leases.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company has negotiated with energy companies to develop the potential resources that may be contained in these properties. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is recorded in accordance with the requirements for full cost accounting. At February 28, 2013 and August 31, 2012, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest in most of the leases. As of February 28, 2013, the Company had collected approximately $89,000 from sales of leases and royalty interests.

3	CONVERTIBLE NOTE PAYABLE

The Company has a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties. On March 10, 2011, the Company issued 3,900,000 shares of its common stock to the note holder and the due date of the note with a balance of $80,000 was extended nine months, to December 10, 2011. The Company issued 21,000,000 shares of the Company’s common stock to a group of individuals who agreed to repay the balance of the $80,000 loan. The exchange of the shares is being accounted for as a stock subscription until the note is repaid. As of February 28, 2013 and August 31, 2012, $14,400 has been paid on the loan, leaving a balance of $65,600, which became past due at December 10, 2011.

4	NOTES PAYABLE

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for promissory notes in the same amount. The notes bear interest at the rate of 2% per annum and were due October 1, 2011. The notes are past due.

5	STOCKHOLDERS’ EQUITY

Common stock

At February 28, 2013 and August 31, 2012, 500,000,000 common shares with a par value of $0.00001 were authorized and 179,527 shares were issued and outstanding.

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

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements. The cost associated with the agreements has been amortized over the period of the agreements. Amortization expense amounted to $3,164 and $52,000 in the six months ended February 28, 2013 and February 29, 2012, respectively.

6	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company and others have acquired common stock from the Company pursuant to note agreements, summarized as follows.

	Total	Original	Interest	Balance	Balance
Name	Shares	Balance	Rate	2/28/2013	8/31/2012

Jacob Roth	83,400	$316,650	2%	$263,443	$281,225
Frimet Taub	1,700	29,937	2%	29,937	29,937
				293,380	311,162
Accrued interest				4,481	3,094
Related party total				297,861	314,256
Debt retirement	4,200	80,000	0%	65,600	65,600
				$363,461	$379,856

7	RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company was paid approximately $550 and $1,780 for office and travel expense reimbursements during the six month periods ended February 28, 2013 and February 29, 2012, respectively.

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

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At February 28, 2013 and August 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. There are leases for 1,280 acres pending. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

The Company held the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012. On February 28, 2013, the Company fully impaired its investment in uranium leases when it decided not to renew the leases.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is recorded in accordance with the requirements for full cost accounting. At February 28, 2013 and August 31, 2012, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest on most of the leases. As of February 28, 2013, the Company had collected approximately $89,000 from sales of leases and royalty interests.

Liquidity, Capital Resources and Going Concern

Historical information - The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,367,192 ($28,995 in a prior development stage) through February 28, 2013, and incurred a loss of $64,673 for the six months then ended.

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

3

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

Cash requirements and capital expenditures – The Company’s CEO has made payments to reduce his stock subscription receivable in the amount of $19,420 during the six months ended February 28, 2013 and made a non-interest bearing loan to the Company of $8,132 during the three months ended May 31, 2012.

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

Our prospective sources for and uses of cash – The Company is seeking financing to be used to continue its development plans in mining and the energy business. There can be no assurance that the Company will be successful.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

We had no revenue during the three months ended February 28, 2013 or February 29, 2012.

During the three-month period in fiscal 2013, selling, general and administrative expenses amounted to $14,845 as compared to $(920) in the year earlier period. In the 2013 period, accounting and audit review costs were $9,425 higher, cash consulting fees were $3,445 higher and legal and professional fees were $3,939 higher.

During the three-month period in fiscal 2013, we recognized $2,669 in interest expense and recorded interest income in the amount of $1,474 from related parties. During the three-month period in fiscal 2012, we recorded interest income in the amount of $1,557 from related parties and interest expense of $2,851.

On February 28, 2013, the Company fully impaired its investment in uranium leases when it decided not to renew the leases.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

We had no revenue during the six months ended February 28, 2013 or February 29, 2012.

Non-cash compensation amounted to $3,164 in fiscal 2013 and $52,000 in fiscal 2012. Non-cash compensation is from the amortization of the calculated value of common shares issued for consulting agreements. (Note 5).

4

During the six-month period in fiscal 2013, selling, general and administrative expenses amounted to $54,837 as compared to $7,512 in the year earlier period. In the 2013 period, accounting and audit review costs were $4,985 higher, cash consulting fees were $38,445 higher and legal and professional fees were $6,624 higher.

During the six-month period in fiscal 2013, we recognized $5,368 in interest expense and recorded interest income in the amount of $3,025 from related parties. During the six-month period in fiscal 2012, we recorded interest income in the amount of $3,114 from related parties and interest expense of $2,851.

On February 28, 2013, the Company fully impaired its investment in uranium leases when it decided not to renew the leases.

OFF-BALANCE SHEET ARRANGEMENTS

None.

5

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2013. Our management has determined that, as of the date of this report, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended February 28, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

6

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3: Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2013

Royal Energy Resources, Inc.

By:	/s/ Jacob Roth
Jacob Roth
President, CEO and CFO

8