Form 10-K
period 2013-08-31
Royal Energy Resources, Inc.
filed 2013-11-27
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $49,102.

Note. — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 27, 2013, the registrant had outstanding 179,527 shares of its common stock, par value of $0.00001 and 100,000 shares of its preferred stock, par value $0.00001.

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

ORGANIZATION

Royal Energy Resources, Inc. (“RER” or the “Company”) was originally organized in Delaware on March 22, 1999, with the name Webmarketing, Inc. (“Web marketing”). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc.

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

ENERGY AND MINING

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2013 and August 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming, respectively. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. Paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company held the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and on February 28, 2013 decided not to renew the lease. The carrying value of $4,329 was recorded as an asset impairment.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is accounted for using the full cost method of accounting. At August 31, 2013, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained and the Company had collected approximately $89,000 from sales of these leases and royalty interests.

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

REAL ESTATE

Our primary objective was to acquire, make necessary renovations and resell both residential and commercial real estate. It was anticipated that we might lease some of the properties while they were being held for sale. We completed the acquisition of our first property on August 25, 2005, a condominium located in Brooklyn, New York, in exchange for $25,000 in cash and 3,800 shares of our common stock which was valued at $190,000. We received a deed to the property and there was no mortgage on the property nor were there any liens on the property.

In March 2008, the Company entered into a rescission agreement to return the real estate that it previously held to the individual who originally transferred the property in exchange for 3,800 shares of the Company’s common stock. The original value of the real estate was $215,000 and upon the rescission was valued at $200,000. The Company has recorded a loss of $15,000 on this transaction during this period, upon transferring the real estate to the original seller and canceling the 3,800 shares.

As a result of the current real estate environment in the United States, we are currently limiting any potential acquisitions to Eastern European countries. The real estate will be sold directly by us to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

OTHER

Mr. Roth, our President, Chief Executive Officer and Chief Financial Officer, is our sole active employee. Mrs. Taub, our Secretary and Treasurer, is not active in our day-to-day operations.

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

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2014. We have been in the development stage since our inception, March 22, 1999, have accumulated a net loss of $3,691,476 through August 31, 2013, and incurred a loss of $388,957 for the year then ended.

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

Employees

It is anticipated that the only active employee of this business in the near future will be its President. All other operative functions, such as acquiring energy investments will be handled by the President or independent contractors and consultants.

Item 1A:	RISK FACTORS

Not applicable.

Item 2:	PropertIES

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2013 and August 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming, respectively. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. Paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company held the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and on February 28, 2013 decided not to renew the lease. The carrying value of $4,329 was recorded as an asset impairment.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is accounted for using the full cost method of accounting. At August 31, 2013, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained and the Company had collected approximately $89,000 from sales of these leases and royalty interests.

The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.

OIL AND GAS DRILLING PROSPECTS

During 2008, the Company prepaid $119,011 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma. Two of the wells were completed in September and October 2008 and the third well was abandoned in 2010. During 2009, the Company advanced an additional $42,000, net, to apply toward workover of three additional wells. The work on the workover wells was completed during 2010 without obtaining commercial production. Effective October 1, 2010, the Company’s interest in the two producing wells were sold.

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

The process of estimating oil and natural gas reserves is complex and requires significant judgment. Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. With the sale of our only producing reserves effective October 1, 2010, we have no proved reserves at August 31, 2013 and 2012.

Drilling Activities

The following table summarizes the results of our development drilling activity for the years ended August 31, 2013, 2012, 2011, 2010 and 2009. The Company has not had any exploratory drilling activity.

Development Well Activity

	Wells Drilling		Net Wells Completed (2)
	Gross (1)	Net (2)	Productive	Dry

Year ended August 31, 2013	-	-	-	-
Year ended August 31, 2012	-	-	-	-
Year ended August 31, 2011	-	-	-	-
Year ended August 31, 2010	-	-	0.50	0.98
Year ended August 31, 2009	2.00	0.98	0.50	-

(1)	Gross wells are the sum of all wells in which we own an interest.

(2)	Net wells are gross wells multiplied by our fractional working interests therein.

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended August 31, 2013 and 2012. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

Period	High	Low

2013
Quarter ended August 31, 2013	$0.37	$0.17
Quarter ended May 31, 2013	$0.52	$0.26
Quarter ended February 28, 2013	$0.56	$0.02
Quarter ended November 30, 2012	$0.60	$0.05

2012
Quarter ended August 31, 2012	$2.00	$0.59
Quarter ended May 31, 2012	$2.50	$1.16
Quarter ended February 29, 2012	$2.50	$1.94
Quarter ended November 30, 2011	$1.94	$1.94

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

RECENT SALES OF UNREGISTERED SECURITIES

None during the quarter ended August 31, 2013.

(b) HOLDERS

There are approximately 31 shareholders of record of the Company’s common stock at August 31, 2013.

(c) DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of August 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

Oil and gas sales

The Company had $17,000 in oil and gas lease sales in 2012 and none in 2013.

Costs and expenses

Costs and expenses consist of the following for the years ended August 31, 2013 and 2012.

	2013	2012
Cost of leases sold	$-	$13,260
Officer compensation	320,000	-
Asset impairment	4,329	-
Non-cash compensation	7,188	55,986
Other selling, general and administrative expense	68,464	71,761
	$399,981	$141,007

Cost of leases sold includes the balance of the Company’s capitalized costs associated with unproved properties not being amortized under the full cost method all of which were sold during 2012.

On May 31, 2013, the board of directors of the Company authorized accruing compensation to the Company’s chief executive officer in the amount of $320,000, of which $299,340 was applied to his outstanding stock subscription receivable.

On February 28, 2013, the Company fully impaired uranium leases with a carrying value of $4,329 when the Company decided not to renew the lease.

Non-cash compensation includes $7,188 and $55,986 in 2013 and 2012, respectively, in compensation to consultants pursuant to consulting agreements. The agreements cover periods ranging from 2.5 months to 16.5 months and the related fair value of the shares and options are being amortized over the life of the agreements.

Other selling, general and administrative expense decreased from $71,761 in 2012 to $68,464 in 2013.

Other expense (income):

Other expense (income) consists of the following for the years ended August 31, 2013 and 2012.

	2013	2012
Interest expense	$5,866	$8,497
Interest income from related parties	(4,504)	(6,252)
Other income	(12,386)	-
	$(11,024)	$2,245

Interest expense decreased in 2013 from 2012, primarily due to the 2012 amount including debt with a higher average interest rate.

Interest income was accrued on the stock subscription receivables (related parties) in 2012 and 2013 until the stock subscriptions were repaid.

The Company realized income from debt forgiven in the amount of $12,386 for previously accrued interest as a result of the payoff of the convertible note payable.

Going Concern Factors—Liquidity

We are a development stage company. We have not previously been in the energy business or in the business of acquiring, renovating and selling or leasing real estate.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2014. The Company, has accumulated a net loss of $3,691,476 through August 31, 2013, ($28,995 in an earlier development stage business and $3,662,481 in the current development stage) and incurred a loss of $388,957 for the year then ended.

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

REVENUE RECOGNITION – We have derived our revenue from sale of mineral interests and in the future will predominately derive our revenue from the sale of produced crude oil and natural gas and mining results. Revenue is recorded in the month the product is delivered to the purchaser. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, the differences should be insignificant.

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

OIL AND NATURAL GAS RESERVE QUANTITIES – Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

●	The quality and quantity of available data;

●	The accuracy of various mandated economic assumptions; and

●	The judgments of the person preparing the estimates.

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

The Financial Statements of Royal Energy Resources, Inc. (a development stage company) together with the report thereon of Paritz & Company, P.A. for the years ended August 31, 2013 and 2012 and the period from inception (July 22, 2005) through August 31, 2013, is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Energy Resources, Inc.

(formerly World Marketing, Inc.)

(a development stage company)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc. (a development stage company) as of August 31, 2013 and 2012 and the related statements of operations and cash flows for the years ended August 31, 2013 and 2012 and the period from inception (July 22, 2005) through August 31, 2013 and the statement of stockholders’ deficit for the period from inception (July 22, 2005) through August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Energy Resources, Inc., (a development stage company) as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended August 31, 2013 and 2012 and the period from inception (July 22, 2005) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors among other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
November 25, 2013

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

Balance Sheets

August 31, 2013 and 2012

	2013	2012
Assets
Current assets
Cash	$32,541	$18,386
Total current assets	32,541	18,386
Properties
Mining properties	10,760	12,949
Accumulated depreciation, depletion and amortization	-	-
Total properties	10,760	12,949
Total assets	$43,301	$31,335

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$98,091	$82,087
Notes payable	95,050	49,400
Convertible note and debenture payable	-	65,600
Due to shareholder	28,792	8,132
Total current liabilities	221,933	205,219

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; issued and outstanding - 100,000 shares at August 31, 2013 and August 31, 2012	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 179,527 shares issued and outstanding at August 31, 2013 and 2012	2	2
Additional paid-in capital	3,512,841	3,510,452
Deferred stock compensation	-	(1,964)
Common stock subscription receivable	-	(379,856)
Accumulated deficit	(28,995)	(28,995)
Deficit accumulated during the development stage	(3,662,481)	(3,273,524)
Total stockholders’ deficit	(178,632)	(173,884)
Total liabilities and stockholders’ deficit	$43,301	$31,335

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

Statements of Operations

Years Ended August 31, 2013 and 2012 and

from inception (July 22, 2005) through August 31, 2013

			Inception
			(July 22, 2005)
	Years Ended August 31,		Through
	2013	2012	August 31, 2013

Oil and gas sales	$-	$17,000	$29,704
Costs and expenses:
Cost of leases sold	-	13,260	13,260
Lease operating expense	-	-	14,494
Production taxes	-	-	913
Depreciation, depletion and amortization	-	-	2,148
Asset impairment	4,329	-	79,493
Other selling, general and administrative expense	395,652	127,747	3,493,116
Total costs and expenses	399,981	141,007	3,603,424
Loss from operations	(399,981)	(124,007)	(3,573,720)
Other expenses (income):
Loss on disposition by rescission agreement on condominium	-	-	15,000
Other income	(12,386)	-	(12,386)
Commodities trading losses	-	-	36,557
Interest expense	5,866	8,497	87,544
Interest income from related party	(4,504)	(6,252)	(33,540)
Interest income	-	-	(4,414)
Total other expenses (income)	(11,024)	2,245	88,761
Net loss	$(388,957)	$(126,252)	$(3,662,481)

Net loss per share, basic and diluted	$(2.17)	$(0.73)

Weighted average shares outstanding, basic and diluted	179,527	172,517

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

Inception of Development Stage, July 22, 2005, through August 31, 2013

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

Inception of Development Stage, July 22, 2005, through August 31, 2013

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

Continued

See accompanying notes to financial statements.

ENERGY RESOURCES, INC.

(A Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through August 31, 2013

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$1	44,777	$1	$2,879,689
Common stock issued for:
Consulting contracts	-	-	5,050	-	81,500
Drilling program participation	-	-	200	-	6,000
Loan extension	-	-	1,400	-	14,000
Amortization of prepaid Consulting contracts	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	28,000	-	285,000
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	1	79,427	1	3,268,289
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	4,000	-	20,000
Loan and extension fee	-	-	10,800	-	178,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	86,000	1	171,999
Cancelled	-	-	(8,500)	-	(147,336)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for rescinded drilling program	-	-	(200)	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2011	100,000	1	171,527	2	3,500,452
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock issued for:
Cash	-	-	6,000	-	7,500
Consulting contract	-	-	2,000	-	2,500
Amortization of deferred expense	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2012	100,000	1	179,527	2	3,510,452
Amortization of deferred expense	-	-	-	-	-
Amortization of option cost	-	-	-	-	2,389
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2013	100,000	$1	179,527	$2	$3,512,841

Continued

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

Statements of Stockholders’ Deficit

Inception of Development Stage, July 22, 2005, through August 31, 2013

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred expenses	-	152,809	-	-	152,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-
Loan and extension fee	-	(156,000)	-	-	22,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-
Cancelled	147,336	-	-	-	-
Payments received	58,477	-	-	-	58,477
Interest accrued	(8,727)	-	-	-	(8,727)
Common stock cancelled for rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(270,417)	(270,417)
Balance August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	(125,066)
Stock subscription receivable:
Payments received	23,650	-	-	-	23,650
Interest accrued	(6,252)	-	-	-	(6,252)
Common stock issued for:
Cash	-	-	-	-	7,500
Consulting contract	-	(2,500)	-	-	-
Amortization of deferred expense	-	52,536	-	-	52,536
Net loss	-	-	-	(126,252)	(126,252)
Balance August, 31, 2012	$(379,856)	$(1,964)	$(28,995)	$(3,273,524)	$(173,884)
Amortization of deferred expense	-	1,964	-	-	1,964
Amortization of option cost	-	-	-	-	2,389
Stock subscription receivable:
Payments received	384,360	-	-	-	384,360
Interest accrued	(4,504)	-	-	-	(4,504)
Net loss	-	-	-	(388,957)	(388,957)
Balance August, 31, 2013	$-	$-	$(28,995)	$(3,662,481)	$(178,632)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows

Years Ended August 31, 2013 and 2012, and

the period from inception (July 22, 2005) through August 31, 2013

			From inception
			July 22, 2005
	Years Ended August 31,		through
	2013	2012	August 31, 2013

Cash flows from operating activities
Net loss	$(388,957)	$(126,252)	$(3,662,481)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	-	2,148
Value of common shares issued for services	-	55,986	2,231,201
Amortization of stock option cost	2,389	-	2,389
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	(4,504)	(6,252)	(33,540)
Asset impairment	4,329	-	79,493
Loan extension paid with common stock	-	-	118,000
Beneficial conversion feature of convertible note payable	-	-	11,100
Bad debt expense	-	-	9,619
Accrued officer compensation	320,000	-	320,000
Change in other assets and liabilities:
Accounts receivable	-	8,000	1,133
Prepaid expenses and other assets	3,599	-	52,991
Accounts payable and accrued expenses	14,369	56,745	65,510
Net cash used in operations	(48,775)	(11,773)	(787,437)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	-	(8,538)	(160,977)
Proceeds from sales of undeveloped leasehold	-	17,000	87,275
Proceeds from sale of oil and gas properties	-	-	6,500
Investment in uranium and rare earth and precious metals properties	(2,140)	(3,220)	(16,433)
Net cash provided by (used in) investing activities	(2,140)	5,242	(94,635)

Cash flows from financing activities
Proceeds of stockholder loans	-	8,132	8,182
Proceeds from subscription receivable	19,420	23,650	137,339
Loan proceeds	149,000	-	313,000
Loan repayment	(103,350)	(14,400)	(201,750)
Proceeds from sale of common stock	-	7,500	656,842
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by (used in) financing activities	65,070	24,882	914,613

Net increase (decrease) in cash	14,155	18,351	32,541
Cash, beginning of period	18,386	35	-
Cash, end of period	$32,541	$18,386	$32,541

(Continued)

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows, Continued

Years Ended August 31, 2013 and 2012, and

the period from inception (July 22, 2005) through August 31, 2013

			From inception
			July 22, 2005
	Years Ended August 31,		through
	2013	2012	August 31, 2013

Supplemental cash flow information
Cash paid for interest	$-	$-	$32,681
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for participation in drilling program	-	-	6,000
Common stock issued for stock subscription receivables	-	-	615,922
Stock subscription receivables cancelled and common stock retired	-	-	147,336
Accounts receivable exchanged for accounts payable	-	-	14,578
Drilling prepayment transferred to accounts receivable	-	-	28,079
Common stock cancelled for rescinded drilling program	-	-	1,000
Stock subscription receivable paid to reduce convertible note payable	65,600	14,400	80,000
Accounts payable exchanged for convertible notes payable	-	49,400	49,400
Common stock to be issued for consulting contract included in accounts payable	42,500	-	42,500
Accrued officers compensation applied to pay stock subscriptions receivable	299,340	-	299,340

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2013

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) (formerly known as World Marketing, Inc. (“WMI”). RER is a development stage enterprise within the meaning of Financial Accounting Standards Board Topic 915.

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

In 2011, the Company began pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States.

At the end of August 2006, the Company began acquiring oil and gas and uranium leases and has since resold all of its leases and retained an overriding royalty interest. During 2008 the Company prepaid the estimated drilling and completion costs for interests in three oil & gas drilling prospects in Washington County, Oklahoma. Two of the wells were completed in September and October 2008 and the third well was abandoned after testing in 2010. During 2009, the Company advanced another $42,000, net, to apply toward workover of three additional wells. All workover attempts were abandoned in 2010. Effective October 1, 2010, the Company sold its interest in its remaining proved reserves.

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

There are no options outstanding at August 31, 2013 from the stock option plan.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had no capitalized costs relating to unevaluated properties and leases at August 31, 2012 and August 31, 2013. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. There are no capitalized costs for proved properties as of August 31, 2013 and 2012.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments of other assets was recorded in 2012. The Company did not renew a uranium lease in 2013 and recorded an impairment of $4,329.

Depreciation and amortization

All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the unit-of-production method based on total proved reserves.

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At August 31, 2013 and 2012, there were no natural gas imbalances.

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

Oil and natural gas reserve estimates

Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates. The Company had no proved reserves at August 31, 2013 and 2012.

Income taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2013 and 2012, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Credit risk

In 2013 and 2012, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At August 31, 2013 and 2012, the Company had no proved producing properties and no asset retirement obligation.

Fair value Instruments

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash, accounts payable, accrued expenses and notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of November 29, 2013, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

2	INVESTMENT IN ENERGY PROPERTIES

Property costs are summarized as follows at August 31, 2013 and 2012.

	2013	2012

Gold, silver, copper and rare earth metals mining	$10,760	$8,620
Uranium rights	-	4,329
Total mining properties	10,760	12,949
Accumulated depreciation, depletion and amortization	-	-
	$10,760	$12,949

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2013 and August 31, 2012, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming.

In addition, the Company held the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and on February 28, 2013 decided not to renew the lease. The carrying value of $4,329 was recorded as an asset impairment.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is accounted for using the full cost method of accounting. At August 31, 2013, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained and the Company had collected approximately $89,000 from sales of these leases and royalty interests.

3	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of August 31, 2013 and 2012:

	2013	2012

Trade accounts payable	$22,930	$23,140
Consulting fees payable	73,185	50,450
Accrued interest	1,976	8,497
	$98,091	$82,087

4	CONVERTIBLE NOTE PAYABLE

The Company had a loan with an individual in the original amount of $140,000, with interest payable monthly at 15% and which was extended to January 1, 2010 and revised to be convertible into common stock at a conversion price to be reasonably agreed upon by the parties. On March 10, 2011, the Company issued 7,800 shares of its common stock to the note holder and the due date of the note with a balance of $80,000 was extended nine months, to December 10, 2011. The Company issued 42,000 shares of the Company’s common stock to a group of individuals who agreed to repay the balance of the $80,000 loan. The sale of the shares was accounted for as a stock subscription until the note was repaid. At August 31, 2012 the loan balance was $65,600, which was repaid in full by May 31, 2013.

5	NOTES PAYABLE

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes bear interest at 2% per annum and were due on October 31, 2011. The notes are currently past due.

On March 10, 2013, the Company arranged a non-interest bearing demand loan with an individual in the amount of $149,000, which has a balance of $45,650 at August 31, 2013. See Note 11.

6	INCOME TAXES

Actual income tax expense applicable to earnings before income taxes is reconciled with the “effective” Federal statutory income tax rates for the years ended August 31, 2013 and 2012 as follows:

	2013	2012

Income tax benefit at U.S. statutory rate (34%)	$132,200	$42,900
State income taxes net of federal tax benefit	15,600	5,100
Change in valuation allowance	(147,800)	(48,000)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $3,692,000 which will expire in various periods from 2019 to 2032, some of which may be limited as to the amount available on an annual basis.

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

	2013	2012

Net operating loss carryforward	$1,214,900	$1,074,900
Accrued expenses	7,800	-
Valuation allowance	(1,222,700)	(1,074,900)
Total	$-	$-

7	STOCKHOLDERS’ EQUITY

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $.00001. At August 31, 2013 and 2012, 179,527 shares were issued and outstanding.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at August 31, 2013.

Consulting and financial services agreements

During 2013 and 2012, the Company entered into various consulting and financial services agreements as well as new loan agreements and amendments to an existing loan agreement. The following table summarizes the agreements.

	2013	2012
Shares issued	*	2,000
Value of common stock and options	$42,500	$2,500
Unamortized balance, end of year	$40,865	$1,964
Terms of agreements	6 months	7 months

* 250,000 shares to be issued after August 31, 2013.

Stock option

On August 23, 2013, the Company issued an option to a consultant for 750,000 shares at $0.07 per share which expires on December 31, 2014 if not previously exercised.

A summary of stock options outstanding follows.

Weighted-
		Average	Number
	Number	Remaining	of
Exercise	of	Contract	Options
Price	Options	Life (years)	Exercisable

$0.07	750,000	1.33	750,000

The value of the option on the date of grant was estimated using the Black Scholes option valuation model. The following assumptions were used for the option granted during the year ended August 31, 2013.

Expected term	16 months
Expected average volatility	474.76%
Expected dividend yield	0%
Risk free interest rate	3.50%
Expected annual forfeiture rate	0

The Black Scholes option valuation model yielded an estimated valuation of $126,963 for the option. At August 31, 2013, $2,389 was recorded as non-cash compensation and an increase to additional paid-in capital. The balance will be expensed ratably over the option period and recorded as an increase in additional paid-in capital.

8	STOCK SUBSCRIPTION RECEIVABLE

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

			Original	Interest	Balance	Balance
Name	Shares	Date	Balance	Rate	8/31/2013	8/31/2012

Jacob Roth	14,000	6/1/2010	105,000	2%	$-	$101,285
Jacob Roth	12,000	6/24/2010	120,000	2%	-	119,940
Jacob Roth	24,000	11/30/2010	60,000	2%	-	60,000
Frimet Taub	1,200	7/28/2009	29,937	2%	-	29,937
					-	311,162
Accrued interest					-	3,094
Related party total				-		314,256
Debt retirement	42,000		80,000		-	65,600
					$-	$379,856

At May 31, 2013, the principal and accrued interest due from the officers and directors of the Company for stock subscriptions receivable in the amount of $299,340 was repaid by reducing the accrued officer compensation by this amount, the balance of which is shown as Due to shareholder Note 9.

The convertible debt in the amount of $65,600 and the related stock subscription receivable of $65,600 were reduced to zero at May 31, 2013 after the convertible debt was repaid in full.

9	RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

The President and Chief Executive Officer of the Company made a loan to the Company of $8,132 during 2012. The loan is due on demand and is non-interest bearing.

Effective May 31, 2013, the Board of Directors of the Company approved compensation in the amount of $320,000 for the Company’s President, who also serves as Chief Executive Officer and Chief Financial Officer of the Company. The compensation covered the years 1999 through 2007, for which the executive had not received any prior compensation. Subsequently, $299,340 of this amount was used to repay the remaining balance of stock subscription loans. See Note 8. The $20,660 balance remains unpaid at August 31, 2013.

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

The President and Chief Executive Officer of the Company was paid approximately $550 and $10,000 for office and travel expense reimbursements during the years ended August 31, 2013 and 2012, respectively.

See Note 8 above regarding stock subscription receivables.

10	SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The Company had no interests in proved oil and natural gas properties during 2013 and 2012. Accordingly, no supplementary oil and gas reserve information is presented.

11	SUBSEQUENT EVENTS

In preparing the accompanying financial statements, the Company has reviewed events that have occurred after August 31, 2013, up until the issuance of the financial statements.

On October 11, 2013, the Company agreed to issue two hundred seventy-five thousand (275,000) shares of its common stock to the holder of its demand note payable in exchange for the holder not making demand for repayment of the note balance before December 31, 2013.

12	GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the year ended August 31, 2014. The Company, has accumulated a net loss of $3,691,476 through August 31, 2013, ($28,995 in an earlier development stage business and $3,662,481 in the current development stage) and incurred a loss of $388,957 for the year then ended. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In March 2006, the Company sold 1,300 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. In the previous fiscal year, the Company revised its business plan, rescinded its real estate purchase and began investing in energy leases and oil and gas drilling prospects. However, the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company’s current business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2013. Our management has determined that, as of August 31, 2013, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of August 31, 2013 due to a lack of segregation of duties.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended August 31, 2013.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Jacob Roth	66	President, Chief Executive Officer, Chief Financial Officer and Director	March 22, 1999

Frimet Taub	33	Secretary, Treasurer and Director	March 22, 1999

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

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

a.	Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the two years ended August 31, 2013.

Annual Compensation

			Option	Stock
Name and Principal Position	Year	Salary	Awards	Awards	Total

Jacob Roth (CEO and CFO since	2013	$320,000	$-	$-	$320,000
March 22, 1000)	2012	$-	$-	$-	$-

Frimet Taub (Secretary and	2013	$-	$-	$-	$-
Treasurer since March 22, 1999)	2012	$-	$-	$-	$-

The board of directors authorized a salary of $320,000 for Mr. Roth. At May 31, 2013, $299,340 was applied to repay stock subscription receivables and the balance of $20,660 remains unpaid at August 31, 2013.

Narrative disclosure to summary compensation table

Required columns for bonus, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero. Compensation levels and amounts are determined by the Board of Directors based on amounts paid to executives in similar sized companies with similar responsibilities.

In 2009, Mr. Roth acquired 1,900 shares of the Company’s common stock for $47,500 ($0.05 per share) at a time when the closing price for the stock was $0.17 per share. The difference of $114,000 was included in administrative expense in the statement of operations.

In 2009, Mrs. Taub acquired 1,200 shares of the Company’s common stock for $30,000 (0.05 per share) at a time when the closing price for the stock was $0.17 per share. The difference of $72,000 was included in administrative expense in the statement of operations.

The officers of the corporation have not received regular compensation.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at August 31, 2013 for the named executives.

EMPLOYMENT AGREEMENTS

Appropriate employment agreements will be developed when necessary. The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

b.	Compensation of directors

Fees
		earned or	Stock	Option	All other
		paid in	Awards	Awards	compensation
Name and Principal Position	Year	cash ($)	($)	($)	($)	Total

Jacob Roth	2013	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-

Frimet Taub	2013	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-

The Board of Directors are also officers of the Company and do not currently receive separate compensation for their services as directors.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of August 31, 2013, there were 179,527 shares of the Company’s common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

	Name and	Amount and
	address of	nature of
Title	beneficial	beneficial	Percent
of class	owner **	owner	of class

Common	Jacob Roth	83,400	46.46%

Common	Puiu Calin #	750,000	80.69%

Series A Preferred	Jacob Roth	100,000	100.00%

**	The address for each of the named is in care of the Company at 543 Bedford Ave., #176, Brooklyn, New York 11211.

#	Number of shares held all pursuant to an option which expires December 31, 2014.

(b)	SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of August 31, 2013.

	Name and	Amount and
	address of	nature of
Title	beneficial	beneficial	Percent
of class	owner **	owner	of class

Common	Jacob Roth	83,400	46.46%

Common	Frimet Taub	1,700	0.94%

Common	All officers and directors as a group (2 persons)	85,100	47.40%

Series A Preferred	Jacob Roth	100,000	100.00%

**	The address for each of the named is in care of the Company at 543 Bedford Ave., #176, Brooklyn, New York 11211.

#	Convertible into one common share and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.

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

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The officers and directors of the Company have acquired common stock from the Company pursuant to note agreements, summarized as follows.

			Original	Interest	Balance	Balance
Name	Shares	Date	Balance	Rate	8/31/2013	8/31/2012

Jacob Roth	14,000	6/1/2010	105,000	2%	$-	$101,285
Jacob Roth	12,000	6/24/2010	120,000	2%	-	119,940
Jacob Roth	24,000	11/30/2010	60,000	2%	-	60,000
Frimet Taub	1,200	7/28/2009	29,937	2%	-	29,937
					-	311,162
Accrued interest					-	3,094
Related party total					$-	$314,256

Jacob Roth is our only promoter. He has not previously received anything of value, tangible or intangible, directly or indirectly, from us, other than reimbursements of expenses incurred in the ordinary course of business. The Company accrued a salary for Mr. Roth of $320,000 in 2013, see below. Mr. Roth acquired 9,800 shares of our common stock for a total consideration of $490 in March 1999. Subsequently, Mr. Roth has acquired shares pursuant to stock subscription agreements as summarized above.

Mrs. Taub is the daughter of Mr. Roth. Mrs. Taub acquired 500 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999. In July 2009, Mrs. Taub acquired 1,200 shares of common stock in exchange for cash of $63 and a note receivable in the amount of $29,937, as summarized above.

On April 14, 2011, the Company’s CEO returned 8,500 shares of the Company’s common stock to the Company and it was cancelled, along with the related stock subscription notes with a combined principal balance of $144,866 and accrued interest of $2,470.

Effective May 31, 2013, the Board of Directors of the Company approved compensation in the amount of $320,000 for the Company’s President, who also serves as Chief Executive Officer and Chief Financial Officer of the Company. The compensation covered the years 1999 through 2007, for which the executive had not received any prior compensation. Subsequently, $299,340 of this amount was used to repay the remaining balance of stock subscription loans. The $20,660 balance remains unpaid at August 31, 2013.

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

The President and Chief Executive Officer of the Company was paid approximately $550 and $10,000 for office and travel expense reimbursements during the years ended August 31, 2013 and 2012, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of October 31, 2013 and 2012 for professional services rendered by the Company’s accountant was approximately $9,070 and $6,685 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2013 and 2012, respectively. The 2012 audit is included in the 2013 amount and the 2011 audit is included in the 2012 amount.

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

Resources, Inc. are contained in Item 8 of this Form 10-K:

• Report of Independent Registered Public Accountant

• Balance Sheets at August 31, 2012 and 2011

• Statements of Operations for the years ended August 31, 2012 and 2011 and from inception (July 22, 2005) through August 31, 2012

• Statements of Stockholders’ Equity From Inception (July 22, 2005) through August 31, 2012

• Notes to Financial Statements

	2	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

	3	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 Registration Statement dated May 19, 2006)
3.2	Amended and Restated By Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 Registration Statement dated May 19, 2006)
10.1	Real estate purchase agreement from Mermelstein dated August 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 A/4 Registration Statement dated May 19, 2006)
10.2	Amendment to agreement to purchase real estate dated February 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2 A/4 Registration Statement dated may 19, 2006)
10.3	Form of Non-Qualified Stock Option Agreement used by the Company in connection with the Company’s 2008 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed July 14, 2008)
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

Date: November 27, 2013

Royal Energy Resources, Inc.

By:	/s/ Jacob Roth
Jacob Roth President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Roth	Director, President, CEO and CFO	November 27, 2013

/s/ Frimet Taub	Director	November 27, 2013

