Form 10-Q
period 2013-11-30
Royal Energy Resources, Inc.
filed 2014-01-13
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,879,527 shares of common stock outstanding as of January 9, 2014.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated August 31, 2013.

2

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30, 2013	August 31, 2013
Assets
Current assets
Cash	$62,195	$32,541
Total current assets	62,195	32,541
Properties:
Mining properties	10,760	10,760
Accumulated depreciation, depletion and amortization	-	-
Net properties	10,760	10,760
Total assets	$72,955	$43,301

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$135,114	$98,091
Notes payable	133,900	95,050
Due to shareholder	28,792	28,792
Total current liabilities	297,806	221,933

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding at November 30, 2013 and at August 31, 2013	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 179,527 shares issued and outstanding at November 30, 2013 and August 31, 2013	2	2
Additional paid-in capital	3,535,639	3,512,841
Accumulated deficit	(28,995)	(28,995)
Deficit accumulated during the development stage	(3,731,498)	(3,662,481)
Total stockholders’ deficit	(224,851)	(178,632)
Total liabilities and stockholders’ deficit	$72,955	$43,301

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Operations

Three months ended November 30, 2013 and 2012

from inception (July 22, 2005) through November 30, 2013

(Unaudited)

			Inception
	Three Months Ended		(July 22, 2005)
	November 30,		Through
	2013	2012	November 30, 2013

Oil and gas production	$-	$-	$29,704
Total revenues	-	-	29,704
Costs and expenses:
Cost of leases sold	-	-	13,260
Lease operating expense	-	-	14,494
Production taxes	-	-	913
Depreciation, depletion and amortization	-	-	2,148
Asset impairment	-	-	79,493
Other selling, general and administrative expense	59,154	43,156	3,552,270
Total costs and expenses	59,154	43,156	3,662,578
Loss from operations	(59,154)	(43,156)	(3,632,874)
Other expenses (income):
Loss on disposition by rescission agreement of condominium	-	-	15,000
Other income	(100)	-	(12,486)
Loss on commodities trading	(3,015)	-	33,542
Interest income	-	-	(4,414)
Interest income - related party	-	(1,551)	(33,540)
Interest expense	12,978	2,699	100,522
Total other expense (income)	9,863	1,148	98,624
Net loss	$(69,017)	$(44,304)	$(3,731,498)

Net loss per share, basic and diluted	$(0.38)	$(0.25)

Weighted average shares outstanding, basic and diluted	179,527	179,527

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Stockholders’ Deficit

Inception of Development Stage, July 22, 2005, through November 30, 2013

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

Inception of Development Stage, July 22, 2005, through November 30, 2013

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

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through November 30, 2013

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$1	44,777	$1	$2,879,689
Common stock issued for:
Consulting contracts	-	-	5,050	-	81,500
Drilling program participation	-	-	200	-	6,000
Loan extension	-	-	1,400	-	14,000
Amortization of prepaid Consulting contracts	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	28,000	-	285,000
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	1	79,427	1	3,268,289
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	4,000	-	20,000
Loan and extension fee	-	-	10,800	-	178,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	86,000	1	171,999
Cancelled	-	-	(8,500)	-	(147,336)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for rescinded drilling program	-	-	(200)	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2011	100,000	1	171,527	2	3,500,452
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Cash	-	-	6,000	-	7,500
Consulting contracts	-	-	2,000	-	2,500
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2012	100,000	1	179,527	2	3,510,452
Amortization of deferred expenses	-	-	-	-	-
Amortization of option cost	-	-	-	-	2,389
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2013	100,000	1	179,527	2	3,512,841
Amortization of option cost	-	-	-	-	22,798
Net loss	-	-	-	-	-
Balance, November 30, 2013	100,000	$1	179,527	$2	$3,535,639

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through November 30, 2013

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred expenses	-	152,809	-	-	152,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-
Loan and extension fee	-	(156,000)	-	-	22,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-
Cancelled	147,336	-	-	-	-
Payments received	58,477	-	-	-	58,477
Interest accrued	(8,727)	-	-	-	(8,727)
Common stock cancelled for rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(270,417)	(270,417)
Balance August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	(125,066)
Amortization of deferred expenses	-	52,536	-	-	52,536
Common stock issued for:
Cash	-	-	-	-	7,500
Consulting contract	-	(2,500)	-	-	-
Stock subscription receivable:
Payments received	23,650	-	-	-	23,650
Interest accrued	(6,252)	-	-	-	(6,252)
Net loss	-	-	-	(126,252)	(126,252)
Balance, August 31, 2012	(379,856)	(1,964)	(28,995)	(3,273,524)	(173,884)
Amortization of deferred expenses	-	1,964	-	-	1,964
Amortization of option cost	-	-	-	-	2,389
Stock subscription receivable:
Payments received	384,360	-	-	-	384,360
Interest accrued	(4,504)	-	-	-	(4,504)
Net loss	-	-	-	(388,957)	(388,957)
Balance, August 31, 2013	-	-	(28,995)	(3,662,481)	(178,632)
Amortization of option cost	-	-	-	-	22,798
Net loss	-	-	-	(69,017)	(69,017)
Balance, November 30, 2013	$-	$-	$(28,995)	$(3,731,498)	$(224,851)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Three Months Ended November 30, 2013 and 2012 and

from inception (July 22, 2005) through November 30, 2013

(Unaudited)

			From inception
	Three months ended		July 22, 2005
	November 30,		through
	2013	2012	November 30, 2013

Cash flows from operating activities
Net loss	$(69,017)	$(44,304)	$(3,731,498)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	-	-	2,148
Value of common shares issued for services and loan extension fees	-	3,164	2,231,201
Amortization of stock option cost	22,798	-	25,187
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	-	(1,551)	(33,540)
Asset impairment	-	-	79,493
Loan extension paid with common stock	-	-	118,000
Beneficial conversion feature of convertible notes	-	-	11,100
Bad debt expense	-	-	9,619
Accrued officer compensation	-	-	320,000
Change in other assets and liabilities:
Accounts receivable	-	-	1,133
Prepaid expenses and other assets	-	-	52,991
Accounts payable and accrued expenses	37,023	23,919	102,533
Net cash used in operations	(9,196)	(18,772)	(796,633)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	-	-	(160,977)
Proceeds from sale of undeveloped leasehold	-	-	87,275
Proceeds from sale of oil and gas properties	-	-	6,500
Investment in rare earth and precious metals property	-	-	(16,433)
Net cash used in investing activities	-	-	(94,635)

Cash flows from financing activities
Proceeds of stockholder loans	-	-	8,182
Proceeds from subscription receivable	-	970	137,339
Loan proceeds	52,000	-	365,000
Loan repayment	(13,150)	-	(214,900)
Proceeds from sale of common stock	-	-	656,842
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by financing activities	38,850	970	953,463

Net increase (decrease) in cash and cash equivalents	29,654	(17,802)	62,195
Cash, beginning of period	32,541	18,386	-
Cash, end of period	$62,195	$584	$62,195

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows, Continued

Three Months Ended November 30, 2013 and 2012, and

from inception (July 22, 2005) through November 30, 2013

(Unaudited)

			From inception
	Three months ended		July 22, 2005
	November 30,		through
	2013	2012	November 30, 2013

Supplemental cash flow information
Cash paid for interest	$-	$-	$32,681
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for participation in drilling program	-	-	6,000
Common stock issued for stock subscription receivables	-	-	615,922
Accounts receivable exchanged for accounts payable	-	-	14,578
Drilling prepayment transferred to accounts receivable	-	-	28,079
Common stock cancelled for rescinded drilling program	-	-	1,000
Common stock and stock subscription receivables cancelled	-	-	147,336
Stock subscription receivable paid to reduce convertible note payable	-	9,000	80,000
Accounts payable exchanged for convertible notes payable	-	-	49,400
Accrued officers compensation applied to pay stock subscriptions receivable	-	-	299,340

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) and its wholly owned subsidiary S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation. RER and SCGCR are development stage enterprises within the meaning of Financial Accounting Standards Board Topic 915. All significant intercompany balances and transactions have been eliminated in consolidation. SCGCR has not had any operations as of November 30, 2013.

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2013 filed with the SEC on November 25, 2013.

The results of operations for the three months ended November 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

2	GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its initial incorporation, March 22, 1999, has accumulated a net loss of $3,760,493($28,995 in a prior development stage) through November 30, 2013, and incurred a loss of $69,017for the three months then ended.

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

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

3	INVESTMENT IN MINING PROPERTIES

At November 30, 2013 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming.

4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of November 30, 2013 and August 31, 2013.

	November 30, 2013	August 31, 2013

Trade accounts payable	$25,724	$22,930
Consulting fees payable	71,550	71,550
Accrued expenses	35,617	1,635
Accrued interest	2,223	1,976
	$135,114	$98,091

Accrued expenses are payable in common stock.

5	NOTES PAYABLE

Notes payable consist of the following at November 30, 2013 and August 31, 2013.

	November 30, 2013	August 31, 2013

Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	$29,900	$29,900
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	19,500	19,500
Note payable; non-interest bearing; due on demand	84,500	45,650
	$133,900	$95,050

The two convertible notes dated September 1, 2011 were both subject to an agreement that they were convertible into shares of the Company’s common stock at a conversion price to be reasonably agreed upon by the parties. The parties agreed to the $0.001 conversion price effective October 1, 2013.

The demand note payable was memorialized on October 11, 2013. The Company agreed to issue 275,000 shares of its common stock, restricted pursuant to Section 144, to the holder of the note in exchange for his agreement to not call the note before December 31, 2013. The value of the shares of $20,625 is included inaccrued expenses and being amortized to interest expense over the term of the agreement. The stock issue will not be recorded until the shares are issued.

6	STOCKHOLDERS’ EQUITY

Common stock

At November 30, 2013 and August 31, 2013, 500,000,000 common shares with a par value of $0.00001 were authorized and 179,527 shares were issued and outstanding.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at November 30, 2013.

Stock option

On August 23, 2013, the Company issued a stock option, to acquire 750,000 shares of its common stock at $0.07 per share until December 31, 2014, to a Romanian consultant as a part of his consulting agreement. The value of the option of $126,963 was calculated using the Black-Scholes Valuation Model and is being amortized over the life of the option.

Cumulative amortization at August 31, 2013	$2,389
Amortization in quarter ended November 30, 2013	22,798
Cumulative amortization at November 30, 2013	25,187
Unamortized balance	101,776
Total value of option	$126,963

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements. The cost associated with the agreements is being amortized over the period of the agreements.

7	RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company was paid approximately $400 for office and travel expense reimbursements during the three month period ended November 30, 2012 and none in the period ended November 30, 2013.

The President and Chief Executive Officer of the Company is owed a total of $28,792, which consists of a loan to the Company of $8,132 made during 2012 and a balance of $20,660 from a compensation accrual on May 31, 2013. Amounts owed are non-interest bearing.

8	SUBSEQUENT EVENT

On January 8, 2014, the board of directors authorized and the Company issued 6,700,000 shares of its common stock to Jacob Roth, its president and chief executive officer, in exchange for $100,500 owed by the Company to Mr. Roth. On January 8, 2014, Mr. Roth purchased obligations pursuant to consulting contracts from their respective holders aggregating $71,550 at January 8, 2014 and November 30, 2013.

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

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania, Bulgaria and Canada and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At November 30, 2013 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. At November 30, 2013 and August 31, 2013, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest. As of November 30, 2013, the Company had collected approximately $89,000 from sales of leases and royalty interests. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.

Liquidity, Capital Resources and Going Concern

Historical information -The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,760,493 ($28,995 in a prior development stage) through November 30, 2013, and incurred a loss of $69,017 for the three months then ended.

The Company is currently attempting to secure financing in Europe. This funding would be used primarily for development of rare earth and precious metals leases in the United States and Eastern Europe, for purchase of energy and mining leases and other corporate requirements. There can be no assurance that the Company will be able to complete this financing.

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

3

Evaluation of the amounts and certainty of cash flows – Currently the Company has no revenue and relies on its CEO and loans to fund operations. There can be no assurance that the CEO will be able to continue to fund operations or obtain loans.

Cash requirements and capital expenditures – The Company’s CEO made a non-interest bearing loan to the Company of $8,132 during the three months ended May 31, 2012.

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

Our prospective sources for and uses of cash –The Company is seeking financing to be used to continue its mining development plans. There can be no assurance that the Company will be successful.

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

We had no revenue during the three months ended November 30, 2013 or 2012.

During the three-month period in 2013, selling, general and administrative expenses amounted to $59,154 as compared to $43,156 in the year earlier period. In the 2013 period, accounting and audit review costs were $6,715 higher, cash consulting fees were $35,000 lower, non-cash consulting fees were $40,884 higher.

During the three-month period in 2013, we recorded$12,978 in interest expense, $3,015 in income from commodity trading and $100 in other income. During the three-month period in 2012, we recorded interest expense of $2,699 and interest income in the amount of $1,551 from related parties. Interest expense in the 2013 period includes $12,731 for the loan fee extension payable in common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2013. Our management has determined that, as of the date of this report, the Company’s disclosure controls and procedures are not effective for reasons disclosed in the Form 10-K dated August 31, 2013.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended November 30, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

5

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2014, the board of directors of the Company approved issuing 6,700,000 shares of its common stock to Jacob Roth, president and chief executive officer, in exchange for $100,500 owed to Mr. Roth. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3: Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

Pursuant to Form 8-K Item 3.02, “Unregistered Sales of Equity Securities”

On January 8, 2014, the board of directors of the Company approved issuing 6,700,000 shares of its common stock to Jacob Roth, president and chief executive officer, in exchange for $100,500 owed to Mr. Roth. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

Date: January 13, 2014

Royal Energy Resources, Inc.

	By:	/s/ Jacob Roth
Jacob Roth
President, CEO and CFO

7