Form 10-Q
period 2014-02-28
Royal Energy Resources, Inc.
filed 2014-04-03
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Royal Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-52547	11-3480036
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,954,609 shares of common stock outstanding as of April 2, 2014.

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

2

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Balance Sheets

	February 28, 2014	August 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$44,924	$32,541
Total current assets	44,924	32,541
Properties:
Mining properties	10,760	10,760
Accumulated depreciation, depletion and amortization	-	-
Net properties	10,760	10,760
Total assets	$55,684	$43,301

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$66,545	$98,091
Notes payable	100,450	95,050
Due to shareholder	842	28,792
Total current liabilities	167,837	221,933

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding at February 28, 2014 and at August 31, 2013	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 7,454,609 and 179,527 shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively	75	2
Additional paid-in capital	3,702,322	3,512,841
Accumulated deficit	(28,995)	(28,995)
Deficit accumulated during the development stage	(3,785,556)	(3,662,481)
Total stockholders’ deficit	(112,153)	(178,632)
Total liabilities and stockholders’ deficit	$55,684	$43,301

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Operations

Three and six months ended February 28, 2014 and 2013

from inception (July 22, 2005) through February 28, 2014

(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		(July 22, 2005)
	February 28,		February 28,		Through
	2014	2013	2014	2013	February 28, 2014

Oil and gas production	$-	$-	$-	$-	$29,704
Total revenues	-	-	-	-	29,704
Costs and expenses:
Cost of leases sold	-	-	-	-	13,260
Lease operating expense	-	-	-	-	14,494
Production taxes	-	-	-	-	913
Depreciation, depletion and amortization	-	-	-	-	2,148
Asset impairment	-	4,329	-	4,329	79,493
Selling, general and administrative expense	47,464	14,845	106,619	58,001	3,599,735
Total costs and expenses	47,464	19,174	106,619	62,330	3,710,043
Loss from operations	(47,464)	(19,174)	(106,619)	(62,330)	(3,680,339)
Other expenses (income):
Loss on disposition by condominium rescission agreement	-	-	-	-	15,000
Other income	-	-	(100)	-	(12,486)
Loss (gain) on commodities trading	(1,542)	-	(4,558)	-	31,999
Interest income	-	-	-	-	(4,414)
Interest income - related party	-	(1,474)	-	(3,025)	(33,540)
Interest expense	8,136	2,669	21,114	5,368	108,658
Total other expense (income)	6,594	1,195	16,456	2,343	105,217
Net loss	$(54,058)	$(20,369)	$(123,075)	$(64,673)	$(3,785,556)

Net loss per share, basic and diluted	$(0.01)	$(0.11)	$(0.06)	$(0.36)

Weighted average shares outstanding, basic and diluted	3,997,665	179,527	2,078,048	179,527

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Stockholders’ Deficit

Inception of Development Stage, July 22, 2005, through February 28, 2014

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

Inception of Development Stage, July 22, 2005, through February 28, 2014

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

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through February 28, 2014

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August 31, 2009	100,000	$1	44,777	$1	$2,879,689
Common stock issued for:
Consulting contracts	-	-	5,050	-	81,500
Drilling program participation	-	-	200	-	6,000
Loan extension	-	-	1,400	-	14,000
Amortization of prepaid Consulting contracts	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	28,000	-	285,000
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August 31, 2010	100,000	1	79,427	1	3,268,289
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	4,000	-	20,000
Loan and extension fee	-	-	10,800	-	178,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	86,000	1	171,999
Cancelled	-	-	(8,500)	-	(147,336)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for rescinded drilling program	-	-	(200)	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2011	100,000	1	171,527	2	3,500,452
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Cash	-	-	6,000	-	7,500
Consulting contracts	-	-	2,000	-	2,500
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2012	100,000	1	179,527	2	3,510,452
Amortization of deferred expenses	-	-	-	-	-
Amortization of option cost	-	-	-	-	2,389
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2013	100,000	1	179,527	2	3,512,841
Amortization of option cost	-	-	-	-	45,929
Common stock for liabilities	-	-	6,975,082	70	121,055
Common stock for loan principal	-	-	300,000	3	22,497
Net loss	-	-	-	-	-
Balance, February 28, 2014	100,000	$1	7,454,609	$75	$3,702,322
					(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through February 28, 2014

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development
	Receivable	Expenses	Deficit	Stage	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-
Drilling program participation	-	-	-	-	6,000
Loan extension	-	-	-	-	14,000
Amortization of prepaid consulting contracts:	-	326,498	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-
Payments received	21,239				21,239
Interest accrued	(6,610)				(6,610)
Net loss	-	-	-	(501,055)	(501,055)
Balance August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	(88,708)
Amortization of deferred expenses	-	152,809	-	-	152,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-
Loan and extension fee	-	(156,000)	-	-	22,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-
Cancelled	147,336	-	-	-	-
Payments received	58,477	-	-	-	58,477
Interest accrued	(8,727)	-	-	-	(8,727)
Common stock cancelled for rescinded drilling program	-	-	-	-	-
Net loss	-	-	-	(270,417)	(270,417)
Balance August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	(125,066)
Amortization of deferred expenses	-	52,536	-	-	52,536
Common stock issued for:
Cash	-	-	-	-	7,500
Consulting contract	-	(2,500)	-	-	-
Stock subscription receivable:
Payments received	23,650	-	-	-	23,650
Interest accrued	(6,252)	-	-	-	(6,252)
Net loss	-	-	-	(126,252)	(126,252)
Balance, August 31, 2012	(379,856)	(1,964)	(28,995)	(3,273,524)	(173,884)
Amortization of deferred expenses	-	1,964	-	-	1,964
Amortization of option cost	-	-	-	-	2,389
Stock subscription receivable:
Payments received	384,360	-	-	-	384,360
Interest accrued	(4,504)	-	-	-	(4,504)
Net loss	-	-	-	(388,957)	(388,957)
Balance, August 31, 2013	-	-	(28,995)	(3,662,481)	(178,632)
Amortization of option cost	-	-	-	-	45,929
Common stock for liabilities	-	-	-	-	121,125
Common stock for loan principal	-	-		-	22,500
Net loss	-	-	-	(123,075)	(123,075)
Balance, February 28, 2014	$-	$-	$(28,995)	$(3,785,556)	$(112,153)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Six Months Ended February 28, 2014 and 2013 and

from inception (July 22, 2005) through February 28, 2014

(Unaudited)

			From inception
	Six months ended		July 22, 2005
	February 28,		through
	2014	2013	February 28, 2014
Cash flows from operating activities
Net loss	$(123,075)	$(64,673)	$(3,785,556)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	-	-	2,148
Value of common shares issued for services and loan extension fees		-	2,231,201
Amortization of stock option cost	45,929	-	48,318
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	-	(3,025)	(33,540)
Asset impairment	-	4,329	79,493
Loan extension paid with common stock	20,625	-	138,625
Beneficial conversion feature of convertible notes	-	-	11,100
Bad debt expense	-	-	9,619
Accrued officer compensation	-	-	320,000
Change in other assets and liabilities:
Accounts receivable	-	-	1,133
Prepaid expenses and other assets	-	1,964	52,991
Accounts payable and accrued expenses	40,004	25,548	105,514
Net cash used in operations	(16,517)	(35,857)	(803,954)
Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	-	-	(160,977)
Proceeds from sale of undeveloped leasehold	-	-	87,275
Proceeds from sale of oil and gas properties	-	-	6,500
Investment in rare earth and precious metals property	-	-	(16,433)
Net cash used in investing activities	-	-	(94,635)
Cash flows from financing activities
Proceeds of stockholder loans	1,000	-	9,182
Proceeds from subscription receivable	-	19,420	137,339
Loan proceeds	73,000	-	386,000
Loan repayment	(45,100)	-	(246,850)
Proceeds from sale of common stock	-	-	656,842
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by financing activities	28,900	19,420	943,513
Net increase (decrease) in cash and cash equivalents	12,383	(16,437)	44,924
Cash, beginning of period	32,541	18,386	-
Cash, end of period	$44,924	$1,949	$44,924
			(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows, Continued

Six Months Ended February 28, 2014 and 2013, and

from inception (July 22, 2005) through February 28, 2014

(Unaudited)

			From inception
	Six months ended		July 22, 2005
	February 28,		through
	2014	2013	February 28, 2014
Supplemental cash flow information
Cash paid for interest	$-	$-	$32,681
Cash paid for income taxes	-	-	-
Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for participation in drilling program	-	-	6,000
Common stock issued for stock subscription receivables	-	-	615,922
Accounts receivable exchanged for accounts payable	-	-	14,578
Drilling prepayment transferred to accounts receivable	-	-	28,079
Common stock cancelled for rescinded drilling program	-	-	1,000
Common stock and stock subscription receivables cancelled	-	-	147,336
Stock subscription receivable paid to reduce convertible note payable	-	-	80,000
Accounts payable exchanged for convertible notes payable	-	-	49,400
Accrued officers compensation applied to pay stock subscriptions receivable	-	-	299,340
Common stock issued in exchange for note principal payment	22,500	-	22,500
Common stock issued in exchange for amounts due to principal shareholder	100,500	-	100,500
Common stock issued in exchange for loan extension fees	20,625	-	20,625

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) and its wholly owned subsidiary S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation. RER and SCGCR are development stage enterprises within the meaning of Financial Accounting Standards Board Topic 915. All significant intercompany balances and transactions have been eliminated in consolidation. SCGCR has not had any operations as of February 28, 2014.

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

The results of operations for the three and six months ended February 28, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

Stock-based compensation

The Company measures compensation expense for its non-employee stock-based compensation under FASB ASC 718. The fair value of the stock issued is used to measure the transaction as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance of services has been reached or when the performance is complete. The fair value of the equity instrument is charged directly to compensation expense.

2	GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its initial incorporation, March 22, 1999, has accumulated a net loss of $3,814,551 ($28,995 in a prior development stage) through February 28, 2014, and incurred a loss of $123,075 for the six months then ended.

The Company is currently attempting to secure financing in Europe. There can be no assurance that the Company will be able to complete this financing.

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

3	INVESTMENT IN MINING PROPERTIES

At February 28, 2014 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming.

4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of February 28, 2014 and August 31, 2013.

	February 28, 2014	August 31, 2013

Trade accounts payable	$21,580	$22,930
Consulting fees payable	-	71,550
Accrued expenses	42,500	1,635
Accrued interest	2,465	1,976
	$66,545	$98,091

Accrued expenses are payable in common stock.

5	NOTES PAYABLE

Notes payable consist of the following at February 28, 2014 and August 31, 2013.

	February 28, 2014	August 31, 2013

Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	$29,900	$29,900
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	19,500	19,500
Note payable; non-interest bearing; due on demand	51,050	45,650
	$100,450	$95,050

The two convertible notes dated September 1, 2011 were both subject to an agreement that they were convertible into shares of the Company’s common stock at a conversion price to be reasonably agreed upon by the parties. The parties agreed to the $0.001 conversion price effective October 1, 2013.

The demand note payable was memorialized on October 11, 2013. The Company issued 275,000 shares of its common stock, restricted pursuant to Section 144, to the holder of the note in exchange for his agreement to not call the note before December 31, 2013. The value of the shares of $20,625 was based on the trading price of the stock on the date of the agreement. The shares were issued in February 2014.

6	STOCKHOLDERS’ EQUITY

Common stock

At February 28, 2014 and August 31, 2013, 500,000,000 common shares with a par value of $0.00001 were authorized and 7,454,609 and 179,527 shares were issued and outstanding, respectively.

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

Common shares issued

In January 2014, the Company issued 6,700,000 common shares to its CEO in exchange for $100,500 owed to him.

In February 2014, the Company issued 275,000 common shares valued at $20,625 as a loan extension fee and issued 300,000 common shares in exchange for a reduction in a note payable in the amount of $22,500.

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at February 28, 2014.

Stock option

On August 23, 2013, the Company issued a stock option, to acquire 750,000 shares of its common stock at $0.07 per share until December 31, 2014, to a Romanian consultant as a part of his consulting agreement. The value of the option of $126,963 was calculated using the Black-Scholes Valuation Model and is being amortized over the life of the option.

Cumulative amortization at August 31, 2013	$2,389
Amortization in six months ended February 28, 2014	45,929
Cumulative amortization at February 28, 2014	48,318
Unamortized balance	78,645
Total value of option	$126,963

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements. The cost associated with the agreements is being amortized over the period of the agreements.

7	RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company was paid approximately $550 for office and travel expense reimbursements during the six month period ended February 28, 2013 and none in the period ended February 28, 2014.

The President and Chief Executive Officer of the Company is owed a total of $842 at February 28, 2014 and $28,792 at August 31, 2013. In January 2014, the Company issued 6,700,000 common shares to the President and Chief Executive Officer in exchange for $100,500 owed to him at that time.

8	SUBSEQUENT EVENTS

On April 1, 2014, the board of directors authorized and the Company issued 1,500,000 shares of its common stock to Jacob Roth, its president and chief executive officer, in exchange for $7,500 owed by the Company to Mr. Roth. On April 1, 2014, Mr. Roth made a payment of $7,500 on the Company’s non-interest bearing note payable.

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

MINING - The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At February 28, 2014 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED - The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. At February 28, 2014 and August 31, 2013, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest in the majority of the properties. As of February 28, 2014, the Company had collected approximately $89,000 from sales of leases and royalty interests. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.

Liquidity, Capital Resources and Going Concern

Historical information - The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,814,551 ($28,995 in a prior development stage) through February 28, 2014, and incurred a loss of $123,075 for the six months then ended.

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

Cash requirements and capital expenditures – The Company has not had any recent capital expenditures.

3

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

Our prospective sources for and uses of cash – The Company is seeking financing to be used to continue its mining development plans. There can be no assurance that the Company will be successful.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

We had no revenue during the three months ended February 28, 2014 or 2013.

During the three-month period in 2014, selling, general and administrative expenses amounted to $47,464 as compared to $14,845 in the year earlier period. In the 2014 period, consulting fees were $42,746 higher and accounting and audit review costs were $5,005 lower.

During the three-month period in 2014, we recorded $8,136 in interest expense and $1,542 in income from commodity trading. During the three-month period in 2013, we recorded interest expense of $2,669 and interest income in the amount of $1,475 from related parties. Interest expense in the 2014 period includes $7,893 for the loan fee extension payable in common stock.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

We had no revenue during the six months ended February 28, 2014 or 2013.

During the six-month period in 2014, selling, general and administrative expenses amounted to $106,619 as compared to $58,001 in the year earlier period. In the 2014 period, consulting fees were $45,185 higher, which is primarily the fees being accrued for the consultant in Romania.

During the six-month period ended February 28, 2014 and 2013, the Company had the following other expense (income) items.

	2014	2013

Interest expense	$21,114	$5,368
Interest income - related party	-	(3,025)
Gain on commodity trading	(4,558)	-
Other income	(100)	-
	$16,456	$2,343

Interest expense in the 2014 period includes a loan extension fee of $20,625 which was paid in common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2014. Our management has determined that, as of the date of this report, the Company’s disclosure controls and procedures are not effective for reasons disclosed in the Form 10-K dated August 31, 2013.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended February 28, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

5

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2014, the board of directors of the Company approved issuing 6,700,000 shares of its common stock to Jacob Roth, president and chief executive officer, in exchange for $100,500 owed to Mr. Roth. In February 2014, the Company issued 275,000 common shares to the holder of a note in exchange for extending the note. The shares were valued at $20,625, the value at the date of the agreement. In February 2014, the Company issued 300,000 common shares to the same note holder in exchange for a $22,500 reduction in the principal amount of the note. On April 1, 2014, the board of directors of the Company approved issuing 1,500,000 shares of its common stock to Jacob Roth, president and chief executive officer, in exchange for $7,500 owed to Mr. Roth.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3: Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

Pursuant to Form 8-K Item 3.02, “Unregistered Sales of Equity Securities”

On April 1, 2014, the board of directors of the Company approved issuing 1,500,000 shares of its common stock to Jacob Roth, president and chief executive officer, in exchange for $7,500 owed to Mr. Roth. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

*Filed herewith.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2014

Royal Energy Resources, Inc.

By:	/s/ Jacob Roth
Jacob Roth
President, CEO and CFO

7