Form 10-Q
period 2014-05-31
Royal Energy Resources, Inc.
filed 2014-07-15
CIK 1102392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,104,609 shares of common stock issued and 10,100,317 shares of common stock outstanding as of June 30, 2014.

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

2

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Balance Sheets

	May 31, 2014	August 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$16,822	$32,541
Total current assets	16,822	32,541
Properties:
Mining properties	12,900	10,760
Accumulated depreciation, depletion and amortization	-	-
Net properties	12,900	10,760
Total assets	$29,722	$43,301

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$99,930	$98,091
Notes payable	86,500	95,050
Due to shareholder	842	28,792
Total current liabilities	187,272	221,933

Commitments and contingencies

Stockholders’ deficit

Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding at February 28, 2014 and at August 31, 2013	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares;10,104,609 and 179,527 shares issued and 10,100,317 and 179,527 shares outstanding at May 31, 2014 and August 31, 2013, respectively	101	2
Additional paid-in capital	3,739,191	3,512,841
Accumulated deficit	(28,995)	(28,995)
Deficit accumulated during the development stage	(3,865,251)	(3,662,481)
Treasury stock at cost (4,292 shares)	(2,597)	-
Total stockholders’ deficit	(157,550)	(178,632)
Total liabilities and stockholders’ deficit	$29,722	$43,301

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Operations

Three and nine months ended May 31, 2014 and 2013

from inception (July 22, 2005) through May 31, 2014

(Unaudited)

					Inception
					(July 22, 2005)
	Three Months Ended		Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014

Oil and gas production	$-	$-	$-	$-	$29,704
Total revenues	-	-	-	-	29,704
Costs and expenses:
Cost of leases sold	-	-	-	-	13,260
Lease operating expense	-	-	-	-	14,494
Production taxes	-	-	-	-	913
Depreciation, depletion and amortization	-	-	-	-	2,148
Asset impairment	-	-	-	4,329	79,493
Selling, general and administrative expense	66,072	324,489	172,690	382,490	3,665,806
Total costs and expenses	66,072	324,489	172,690	386,819	3,776,114
Loss from operations	(66,072)	(324,489)	(172,690)	(386,819)	(3,746,410)
Other expenses (income):
Loss on disposition by condominium rescission agreement	-	-	-	-	15,000
Other income	-	(12,386)	(100)	(12,386)	(12,486)
Loss (gain) on commodities trading	13,374	-	8,817	-	45,374
Interest income	-	-	-	-	(4,414)
Interest income - related party	-	(1,479)	-	(4,505)	(33,540)
Interest expense	249	249	21,363	5,617	108,907
Total other expense (income)	13,623	(13,616)	30,080	(11,274)	118,841
Net loss	$(79,695)	$(310,873)	$(202,770)	$(375,545)	$(3,865,251)

Net loss per share, basic and diluted	$(0.01)	$(1.73)	$(0.05)	$(2.09)

Weighted average shares outstanding, basic and diluted	8,758,722	179,527	4,329,411	179,527

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Stockholders’ Deficit

Inception of Development Stage, July 22, 2005, through May 31, 2014

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Inception, July 22, 2005	-	-	11,861	1	22,484
Sale of common stock for cash	-	-	640	-	32,000
Common stock issued for real estate investment	-	-	3,800	-	190,000
Contribution to capital	-	-	-	-	6,560
Net loss	-	-	-	-	-
Balance, August 31, 2005	-	-	16,301	1	251,044
Sale of common stock for cash	-	-	2,173	-	120,500
Net loss	-	-	-	-	-
Balance, August 31, 2006	-	-	18,474	1	371,544
Sale of common stock	-	-	9,340	-	161,660
Net loss	-	-	-	-	-
Balance, August 31, 2007	-	-	27,814	1	533,204
Sale of preferred stock	100,000	1	-	-	999
Sale of common stock	-	-	4,591	-	413,172
Common stock issued for consulting contracts	-	-	5,930	-	977,775
Cash portion of consulting contracts	-	-	-	-	-
Rescission of real estate purchase	-	-	(3,800)	-	(200,000)
Amortization of deferred expenses:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2008	100,000	1	34,535	1	1,725,150
Sale of common stock for cash	-	-	40	-	3,600
Common stock issued for consulting contracts	-	-	7,102	-	887,439
Cash portion of consulting contracts	-	-	-	-	-
Amortization of deferred expenses:
Non-cash portion	-	-	-	-	-
Cash portion	-	-	-	-	-
Stock subscription receivable:
Sold	-	-	3,100	-	263,500
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2009	100,000	$1	44,777	$1	$2,879,689

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through May 31, 2014

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development	Treasury
	Receivable	Expenses	Deficit	Stage	Stock	Total
Inception, July 22, 2005	-	-	(28,995)	-	-	(6,510)
Sale of common stock for cash	-	-	-	-	-	32,000
Common stock issued for real estate investment	-	-	-	-	-	190,000
Contribution to capital	-	-	-	-	-	6,560
Net loss	-	-	-	(7,739)	-	(7,739)
Balance, August 31, 2005	-	-	(28,995)	(7,739)	-	214,311
Sale of common stock for cash	-	-	-	-	-	120,500
Net loss	-	-	-	(80,825)	-	(80,825)
Balance, August 31, 2006	-	-	(28,995)	(88,564)	-	253,986
Sale of common stock	(81,590)	-	-	-	-	80,070
Net loss	-	-	-	(95,813)	-	(95,813)
Balance, August 31, 2007	(81,590)	-	(28,995)	(184,377)	-	238,243
Sale of preferred stock	-	-	-	-	-	1,000
Sale of common stock	-	-	-	-	-	413,172
Common stock issued for consulting contracts	-	(977,775)	-	-	-	-
Cash portion of consulting contracts	-	(85,000)	-	-	-	(85,000)
Rescission of real estate purchase	-	-	-	-	-	(200,000)
Amortization of deferred expenses:
Non-cash portion	-	338,547	-	-	-	338,547
Cash portion	-	43,529	-	-	-	43,529
Stock subscription receivable:
Payments received	13,400	-	-	-	-	13,400
Interest accrued	(3,902)	-	-	-	-	(3,902)
Net loss	-	-	-	(467,712)	-	(467,712)
Balance, August 31, 2008	(72,092)	(680,699)	(28,995)	(652,089)	-	291,277
Sale of common stock for cash	-	-	-	-	-	3,600
Common stock issued for consulting contracts	-	(887,439)	-	-	-	-
Cash portion of consulting contracts	-	(40,901)	-	-	-	(40,901)
Amortization of deferred expenses:
Non-cash portion	-	1,252,861	-	-	-	1,252,861
Cash portion	-	82,371	-	-	-	82,371
Stock subscription receivable:
Sold	(77,500)	-	-	-	-	186,000
Payments received	1,168	-	-	-	-	1,168
Interest accrued	(3,545)	-	-	-	-	(3,545)
Net loss	-	-	-	(1,723,711)	-	(1,723,711)
Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$-	$49,120

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through May 31, 2014

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance, August 31, 2009	100,000	$1	44,777	$1	$2,879,689
Common stock issued for:
Consulting contracts	-	-	5,050	-	81,500
Drilling program participation	-	-	200	-	6,000
Loan extension	-	-	1,400	-	14,000
Amortization of prepaid Consulting contracts	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	2,100
Stock subscription receivable:
Sold	-	-	28,000	-	285,000
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2010	100,000	1	79,427	1	3,268,289
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Consulting contracts	-	-	4,000	-	20,000
Loan and extension fee	-	-	10,800	-	178,500
Beneficial conversion feature of convertible debt	-	-	-	-	9,000
Stock subscription receivable:
Sold	-	-	86,000	1	171,999
Cancelled	-	-	(8,500)	-	(147,336)
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Common stock cancelled for rescinded drilling program	-	-	(200)	-	-
Net loss	-	-	-	-	-
Balance, August, 31, 2011	100,000	1	171,527	2	3,500,452
Amortization of deferred expenses	-	-	-	-	-
Common stock issued for:
Cash	-	-	6,000	-	7,500
Consulting contracts	-	-	2,000	-	2,500
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2012	100,000	1	179,527	2	3,510,452
Amortization of deferred expenses	-	-	-	-	-
Amortization of option cost	-	-	-	-	2,389
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, August 31, 2013	100,000	1	179,527	2	3,512,841
Amortization of option cost	-	-	-	-	69,574
Common stock for consulting contract	-	-	800,000	8	3,992
Common stock for liabilities	-	-	6,975,082	70	121,055
Common stock for loan principal	-	-	2,150,000	21	31,729
Net loss	-	-	-	-	-
Balance, May 31, 2014	100,000	$1	10,104,609	$101	$3,739,191

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

(Development Stage Company)

Statements of Stockholders’ Deficit, continued

Inception of Development Stage, July 22, 2005, through May 31, 2014

				Deficit
				Accumulated
				During
	Subscription	Deferred	Accumulated	Development	Treasury
	Receivable	Expenses	Deficit	Stage	Stock	Total

Balance, August 31, 2009	$(151,969)	$(273,807)	$(28,995)	$(2,375,800)	$-	$49,120
Common stock issued for:
Consulting contracts	-	(81,500)	-	-	-	-
Drilling program participation	-	-	-	-	-	6,000
Loan extension	-	-	-	-	-	14,000
Amortization of prepaid consulting contracts:	-	326,498	-	-	-	326,498
Beneficial conversion feature of convertible debt	-	-	-	-	-	2,100
Stock subscription receivable:
Sold	(285,000)	-	-	-	-	-
Payments received	21,239	-	-	-	-	21,239
Interest accrued	(6,610)	-	-	-	-	(6,610)
Net loss	-	-	-	(501,055)	-	(501,055)
Balance, August 31, 2010	(422,340)	(28,809)	(28,995)	(2,876,855)	-	(88,708)
Amortization of deferred expenses	-	152,809	-	-	-	152,809
Common stock issued for:
Consulting contracts	-	(20,000)	-	-	-	-
Loan and extension fee	-	(156,000)	-	-	-	22,500
Beneficial conversion feature of convertible debt	-	-	-	-	-	9,000
Stock subscription receivable:
Sold	(172,000)	-	-	-	-	-
Cancelled	147,336	-	-	-	-	-
Payments received	58,477	-	-	-	-	58,477
Interest accrued	(8,727)	-	-	-	-	(8,727)
Common stock cancelled for rescinded drilling program	-	-	-	-	-	-
Net loss	-	-	-	(270,417)	-	(270,417)
Balance, August, 31, 2011	(397,254)	(52,000)	(28,995)	(3,147,272)	-	(125,066)
Amortization of deferred expenses	-	52,536	-	-	-	52,536
Common stock issued for:
Cash	-	-	-	-	-	7,500
Consulting contract	-	(2,500)	-	-	-	-
Stock subscription receivable:
Payments received	23,650	-	-	-	-	23,650
Interest accrued	(6,252)	-	-	-	-	(6,252)
Net loss	-	-	-	(126,252)	-	(126,252)
Balance, August 31, 2012	(379,856)	(1,964)	(28,995)	(3,273,524)	-	(173,884)
Amortization of deferred expenses	-	1,964	-	-	-	1,964
Amortization of option cost	-	-	-	-	-	2,389
Stock subscription receivable:
Payments received	384,360	-	-	-	-	384,360
Interest accrued	(4,504)	-	-	-	-	(4,504)
Net loss	-	-	-	(388,957)	-	(388,957)
Balance, August 31, 2013	-	-	(28,995)	(3,662,481)	-	(178,632)
Amortization of option cost	-	-	-	-	-	69,574
Common stock for consulting contract	-	-	-	-	-	4,000
Common stock for liabilities	-	-	-	-	-	121,125
Common stock for loan principal	-	-		-	-	31,750
Acquire treasury stock	-	-	-	-	(2,597)	(2,597)
Net loss	-	-	-	(202,770)	-	(202,770)
Balance, May 31, 2014	$-	$-	$(28,995)	$(3,865,251)	$(2,597)	$(157,550)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Nine Months Ended May 31, 2014 and 2013 and

from inception (July 22, 2005) through May 31, 2014

(Unaudited)

			From inception
			July 22, 2005
	Nine months ended		through
	May 31,		May 31,
	2014	2013	2014

Cash flows from operating activities
Net loss	$(202,770)	$(375,546)	$(3,865,251)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	-	-	2,148
Value of common shares issued for services	4,000	-	2,235,201
Amortization of stock option cost	69,574	-	71,963
Loss on rescission of condominium purchase	-	-	15,000
Interest accrued on stock subscription	-	(4,504)	(33,540)
Asset impairment	-	4,329	79,493
Loan extension paid with common stock	20,625	-	138,625
Beneficial conversion feature of convertible notes	-	-	11,100
Bad debt expense	-	-	9,619
Accrued officer compensation	-	320,000	320,000
Change in other assets and liabilities:
Accounts receivable	-	-	1,133
Prepaid expenses and other assets	-	1,964	52,991
Accounts payable and accrued expenses	73,389	12,731	138,899
Net cash used in operations	(35,182)	(41,026)	(822,619)

Cash flows from investing activities
Investment in real estate	-	-	(11,000)
Oil and gas property expenditures	-	-	(160,977)
Proceeds from sale of undeveloped leasehold	-	-	87,275
Proceeds from sale of oil and gas properties	-	-	6,500
Purchase of treasury stock	(2,597)	-	(2,597)
Investment in rare earth and precious metals property	(2,140)	(2,140)	(18,573)
Net cash used in investing activities	(4,737)	(2,140)	(99,372)

Cash flows from financing activities
Proceeds of stockholder loans	1,000	-	9,182
Proceeds from subscription receivable	-	19,420	137,339
Loan proceeds	75,000	149,000	388,000
Loan repayment	(51,800)	(32,400)	(253,550)
Proceeds from sale of common stock	-	-	656,842
Proceeds from sale of preferred stock	-	-	1,000
Net cash provided by financing activities	24,200	136,020	938,813

Net increase (decrease) in cash and cash equivalents	(15,719)	92,854	16,822
Cash, beginning of period	32,541	18,386	-
Cash, end of period	$16,822	$111,240	$16,822

(Continued)

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows, Continued

Nine Months Ended May 31, 2014 and 2013, and

from inception (July 22, 2005) through May 31, 2014

(Unaudited)

			From inception
			July 22, 2005
	Nine months ended		through
	May 31,		May 31,
	2014	2013	2014

Supplemental cash flow information
Cash paid for interest	$-	$-	$32,681
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Issuance of common stock for real estate	$-	$-	$190,000
Contribution of stockholder loan to capital	-	-	6,560
Disposition of real estate per stock rescission agreement	-	-	200,000
Common stock issued for participation in drilling program	-	-	6,000
Common stock issued for stock subscription receivables	-	-	615,922
Accounts receivable exchanged for accounts payable	-	-	14,578
Drilling prepayment transferred to accounts receivable	-	-	28,079
Common stock cancelled for rescinded drilling program	-	-	1,000
Common stock and stock subscription receivables cancelled	-	-	147,336
Stock subscription receivable paid to reduce convertible note payable	-	65,600	80,000
Accounts payable exchanged for convertible notes payable	-	-	49,400
Accrued officers compensation applied to pay stock subscriptions receivable	-	299,340	299,340
Common stock issued in exchange for note principal payment	31,750	-	31,750
Common stock issued in exchange for loan to principal shareholder	100,500	-	100,500
Common stock issued in exchange for loan extension fees	20,625	-	20,625

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) and its wholly owned subsidiary S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation. RER and SCGCR are development stage enterprises within the meaning of Financial Accounting Standards Board Topic 915. All significant intercompany balances and transactions have been eliminated in consolidation. SCGCR has not had any operations as of May 31, 2014.

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

The results of operations for the three and nine months ended May 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its initial incorporation, March 22, 1999, has accumulated a net loss of $3,894,246 ($28,995 in a prior development stage) through May 31, 2014, and incurred a loss of $202,770 for the nine months then ended.

The Company is currently attempting to secure financing in Europe. There can be no assurance that the Company will be able to complete this financing.

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

3	INVESTMENT IN MINING PROPERTIES

At May 31, 2014 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming.

4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of May 31, 2014 and August 31, 2013.

	May 31, 2014	August 31, 2013

Trade accounts payable	$24,715	$22,930
Consulting fees payable	30,000	71,550
Accrued expenses	42,500	1,635
Accrued interest	2,715	1,976
	$99,930	$98,091

Accrued expenses are payable in common stock.

5	NOTES PAYABLE

Notes payable consist of the following at May 31, 2014 and August 31, 2013.

	May 31, 2014	August 31, 2013

Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	$29,900	$29,900
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	19,500	19,500
Note payable; non-interest bearing; due on demand	37,100	45,650
	$86,500	$95,050

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

Common stock

At May 31, 2014 and August 31, 2013, 500,000,000 common shares with a par value of $0.00001 were authorized. At May 31, 2014, 10,104,609 and 179,527 shares were issued and 10,100,317 and 179,527 shares were outstanding, respectively.

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

In March 2014, the Company entered into an agreement with a consultant that provided 800,000 common shares would be issued to the consultant as a portion of the consulting fees to be paid. The shares were issued in April 2014.

In April 2014, the Company issued 1,500,000 common shares to its CEO in exchange for $7,500 owed to him.

In April 2014, the Company issued 350,000 common shares to a note holder in exchange for a $1,750 principal reduction in the note payable to him.

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at May 31, 2014.

Stock option

On August 23, 2013, the Company issued a stock option, to acquire 750,000 shares of its common stock at $0.07 per share until December 31, 2014, to a Romanian consultant as a part of his consulting agreement. The value of the option of $126,963 was calculated using the Black-Scholes Valuation Model and is being amortized over the life of the option.

Cumulative amortization at August 31, 2013	$2,389
Amortization in nine months ended May 31, 2014	69,574
Cumulative amortization at May 31, 2014	71,963
Unamortized balance	55,000
Total value of option	$126,963

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements. The cost associated with the agreements is being amortized over the period of the agreements.

Treasury stock

During the three months ended May 31, 2014, the Company acquired 4,292 shares of its common stock for the aggregate cost of $2,597.

7	RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company was paid approximately $550 for office and travel expense reimbursements during the nine month period ended May 31, 2013 and none in the period ended May 31, 2014.

The President and Chief Executive Officer of the Company is owed a total of $842 at May 31, 2014 and $28,792 at August 31, 2013. In January 2014, the Company issued 6,700,000 common shares to the President and Chief Executive Officer in exchange for $100,500 owed to him at that time. In April 2014, the Company issued 1,500,000 common shares to the President and Chief Executive Officer in exchange for $7,500 owed to him.

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

MINING - The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At May 31, 2014 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED - The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. At May 31, 2014 and August 31, 2013, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest in the majority of the properties. As of May 31, 2014, the Company had collected approximately $89,000 from sales of leases and royalty interests. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.

Liquidity, Capital Resources and Going Concern

Historical information - The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company, which has been in the development stage since its inception, March 22, 1999, has accumulated a net loss of $3,894,246 ($28,995 in a prior development stage) through May 31, 2014, and incurred a loss of $202,770 for the nine months then ended.

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

COMPARISON OF THREE MONTHS ENDED MAY 31, 2014 AND 2013

We had no revenue during the three months ended May 31, 2014 or 2013.

During the three-month period in 2014, selling, general and administrative expenses amounted to $66,072 as compared to $324,489 in the year earlier period. In the 2014 period, consulting fees were $57,645 higher and accounting and audit review costs were $3,415 higher. In the 2013 period, the Company recorded $320,000 in officer compensation for prior year services.

During the three-month period in 2014, we recorded $249 in interest expense and $13,374 in losses from commodity trading. During the three-month period in 2013, we recorded interest expense of $249, interest income in the amount of $1,479 from related parties, and $12,386 in income from debt forgiven.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2014 AND 2013

We had no revenue during the nine months ended May 31, 2014 or 2013.

During the nine-month period in 2014, selling, general and administrative expenses amounted to $172,690 as compared to $382,490 in the year earlier period. In the 2014 period, consulting fees were $102,830 higher. In the 2013 period, the Company recorded $320,000 in officer compensation for prior year services.

During the nine-month period ended May 31, 2014 and 2013, the Company had the following other expense (income) items.

	2014	2013

Interest expense	$21,363	$5,617
Interest income - related party	-	(4,505)
Loss on commodity trading	8,817	-
Debt forgiven	-	(12,386)
Other income	(100)	-
	$30,080	$(11,274)

Interest expense in the 2014 period includes a loan extension fee of $20,625 which was paid in common stock.

OFF-BALANCE SHEET ARRANGEMENTS

None.

4

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T:  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable pssibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2014. Our management has determined that, as of the date of this report, the Company’s disclosure controls and procedures are not effective for reasons disclosed in the Form 10-K dated August 31, 2013.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended May 31, 2014, including any corrective actions ith regard to significant deficiencies and material weaknesses.

5

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

None

Item 1A:  RISK FACTORS

Not applicable.

Item 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2014, the board of directors of the Company approved issuing 1,500,000 shares of its common stock to Jacob Roth, president and chief executive officer, in exchange for $7,500 owed to Mr. Roth. In April 2014, the Company issued 800,000 common shares to a consultant pursuant to a consulting agreement. In April 2014, the Company issued 350,000 common shares to a note holder in exchange for a $1,750 principal reduction in the note owed to him.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulated under the Securities Act of 1933, as amended.

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant ha duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2014

Royal Energy Resources, Inc.

By:	/s/ Jacob Roth
Jacob Roth
President, CEO and CFO

7