Form 10-K
period 2014-08-31
Royal Energy Resources, Inc.
filed 2014-12-11
CIK 1102392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. February 28, 2014 - $50,213.

Note. — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 8, 2014, the registrant had outstanding 8,254,609 shares of its common stock, par value of $0.00001 and 100,000 shares of its preferred stock, par value $0.00001.

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

On August 26, 2014, the Company formed a wholly owned subsidiary, Development Resources Inc (“DRI”) pursuant to the provisions of the Delaware Revised Statutes, as amended. DRI had no operations as of August 31, 2014.

On April 1, 2011, the Company, through its CEO completed the initial stages of forming a Romanian subsidiary to be used to acquire and develop possible gold, silver and copper mining concessions in Romania. The subsidiary, S.C. Golden Carpathan Resources S.R.L., will be located in Bucharest, Romania. As of August 31, 2014, the Romanian subsidiary has not had any activity.

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

ENERGY AND MINING

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2014 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming, respectively. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. Paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company held the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and on February 28, 2013 decided not to renew the lease. The carrying value of $4,329 was recorded as an asset impairment.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is accounted for using the full cost method of accounting. At August 31, 2014 and 2013, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained and the Company had collected approximately $89,000 from sales of these leases and royalty interests. As of August 31, 2014, the operators of some of the leases have drilled non-productive wells and the Company is not currently deriving any additional revenue from the overriding royalty interests.

OIL AND GAS DRILLING PROSPECTS

During 2008, the Company prepaid $119,011 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma. Two of the wells were completed in September and October 2008 and the third well was abandoned in 2010. During 2009, the Company advanced an additional $42,000, net, to apply toward workover of three additional wells. The work on the workover wells was completed during 2010 without obtaining commercial production. These workovers proved unsuccessful and the wells were all abandoned. Effective October 1, 2010, the Company’s interest in the two producing wells were sold

Proved Reserves and Estimated Future Net Revenue

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

The process of estimating oil and natural gas reserves is complex and requires significant judgment. Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. With the sale of our only producing reserves effective October 1, 2010, we have no proved reserves at August 31, 2014 and 2013.

Drilling Activities

The following table summarizes the results of our development drilling activity for the years ended August 31, 2014, 2013, 2012, 2011, and 2010. The Company has not had any exploratory drilling activity.

Development Well Activity

	Wells Drilling		Net Wells Completed (2)
	Gross (1)	Net (2)	Productive	Dry

Year ended August 31, 2014	-	-	-	-
Year ended August 31, 2013	-	-	-	-
Year ended August 31, 2012	-	-	-	-
Year ended August 31, 2011	-	-	-	-
Year ended August 31, 2010	-	-	0.50	0.98

(1)	Gross wells are the sum of all wells in which we own an interest.
(2)	Net wells are gross wells multiplied by our fractional working interests therein.

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

The mailing address of the Company is 543 Bedford Avenue, #176, Brooklyn, New York 11211 and our telephone number is 800-620-3029.

FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2015. We have accumulated a net loss of $4,508,333 through August 31, 2014, and incurred a loss of $816,857 for the year then ended.

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

RISKS ASSOCIATED WITH BUSINESS OF COMPANY

THE COMPANY HAS INCURRED SIGNIFICANT OPERATING LOSSES SINCE INCEPTION AND EXPECTS THE LOSSES WILL CONTINUE INTO THE FUTURE. IF THE LOSSES CONTINUE, THE COMPANY MAY HAVE TO SUSPEND OPERATIONS OR CEASE OPERATIONS.

The Company has no profitable operating history upon which an evaluation of its future success or failure can be made. The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. The Company’s accumulated deficit from inception to August 31, 2014 was $4,508,333. See “Management Discussion and Analysis” for more details.

The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (1) locate a profitable mineral property in Romania, (2) generate revenues from its planned business operations, and (3) reduce exploration costs. Based upon current plans, The Company expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of any of the Company’s mineral properties to be identified and acquired in the future. The Company cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues may cause the Company to suspend or cease operations.

THE COMPANY HAS A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. THE COMPANY MAY INCUR LOSSES UNTIL IT IS ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET ITS EXPENSES. THEREFORE, INVESTORS MAY BE UNABLE TO SELL THE COMPANY’S SHARES AT A PROFIT OR AT ALL.

The Company had a net loss of ($816,857) and ($388,957) for fiscal years ended August 31, 2014 and August 31, 2013, respectively. The Company also has a working capital deficit of $145,911 and thus may not have sufficient operating capital. Given these possible financial results along with the Company’s expected cash requirements in fiscal 2015, additional capital investment will be necessary to develop and sustain its operations.

THE COMPANY’S EXPLORATION ACTIVITIES ON ITS POTENTIAL MINING PROPERTIES MAY NOT BE SUCCESSFUL, WHICH COULD LEAD THE COMPANY TO ABANDON ITS PLANS TO DEVELOP THE PROPERTY AND ITS INVESTMENTS IN EXPLORATION.

The Company’s long-term success depends on its ability to establish commercially recoverable quantities of minerals on its properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

●	identification of potential mineralization based on superficial analysis;

●	availability of government-granted exploration permits;

●	the quality of management and geological and technical expertise; and

●	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract the mineral, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; mineral prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of mineral and environmental protection. The Company may invest significant capital and resources in exploration activities and abandon such investments if the Company is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of the Company’s common stock and impair its ability to raise future financing. The Company cannot provide any assurance to investors that it will discover or acquire any mineralization in sufficient quantities on any of its potential properties to justify commercial operations. Further, the Company may not be able to recover the funds that it spent on exploration if the Company is not able to establish commercially recoverable quantities of minerals on its properties.

THE ADMINISTRATIVE COSTS OF PUBLIC COMPANY REGULATORY COMPLIANCE COULD BECOME BURDENSOME AND CONSUME A SIGNIFICANT AMOUNT OF THE COMPANY’S CASH RESOURCES, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS.

The Company will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to it as a public company. The Company anticipates that its ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually. The Company’s reporting and compliance costs and expenses may increase substantially if it is able to deploy its business model on an international basis, which will add significant cross-border jurisdictional complexity to its regulatory compliance and accounting controls and procedures. The Company’s compliance costs and expenses could also increase substantially if it applies for trading of its securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs. The Company will assign a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that the Company will have sufficient cash resources available to satisfy its public company reporting and compliance obligations. If the Company is unable to cover the cost of proper administration of its public company compliance and reporting obligations, the Company could become subject to sanctions, fines and penalties, its stock could be barred from trading in public capital markets and it may have to cease doing business.

AS PART OF THE COMPANY’S GROWTH STRATEGY, IT INTENDS TO ACQUIRE ADDITIONAL MINERAL EXPLORATION PROPERTIES, INCLUDING IN ROMANIA.

Such acquisitions may pose substantial risks to the Company’s business, financial condition, and results of operations. In pursuing acquisitions, the Company will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if the Company is successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or the Company may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that the Company will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon the Company’s operations and results from operations.

WE ENTERED THE MINERAL EXPLORATION INDUSTRY APPROXIMATELY 2006 AND HAVE NO PROFITABLE OPERATING HISTORY.

Since approximately 2006, the Company’s activities have involved efforts in seeking and identifying prospective mineral properties. The Company has recently been concentrating on acquiring and developing a limited number of properties, including in Romania. As a result, there is limited information regarding production or revenue generation. As a result, the Company’s future revenues may be limited. The business of mineral acquisition and exploration is subject to many risks and if minerals are found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond the Company’s control. The potential profitability of mining mineral properties if economic quantities of minerals are found is dependent upon many factors and risks beyond the Company’s control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of minerals; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

THE RISKS ASSOCIATED WITH EXPLORATION AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGES, DELAYS IN MINING, MONETARY LOSSESS AND POSSIBLE LEGAL LIABILITY.

The Company is not currently engaged in mining operations because it continues in the exploration phase and has not yet any proved mineral reserves. The Company does not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

THE MINERAL EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL.

The mineral exploration and mining industry is intensely competitive, and the Company competes with other companies that have greater resources. Many of these companies not only explore for and produce minerals but also market minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. The Company’s larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than the Company can, which would adversely affect its competitive position. The Company’s ability to acquire additional properties and to discover productive prospects in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because the Company has fewer financial and human resources than many companies in its industry, the Company may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

THE MARKETABILITY OF MINERALS WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND THE COMPANY’S CONTROL WHICH MAY RESULT IN THE COMPANY NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of minerals which may be acquired or discovered by the Company will be affected by numerous factors beyond the Company’s control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of minerals and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital to be profitable or viable.

MINERAL MINING OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION, WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED, CAUSING AN ADVERSE EFFECT ON THE COMPANY’S BUSINESS OPERATIONS.

If economic quantities of minerals is found by the Company in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on the Company’s activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on the Company. Additionally, the Company may be subject to liability for pollution or other environmental damages which the Company may elect not to insure against due to prohibitive premium costs and other reasons. To date the Company has not been required to spend material amounts on compliance with environmental regulations. However, the Company may be required to do so in future and this may affect its ability to expand or maintain its operations.

MINERAL EXPLORATION AND MINING ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF THE COMPANY’S OPERATIONS.

Mineral exploration and future potential mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. The Company’s potential global operations, including those in Romania, are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mineral mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

COSTS ASSOCIATED WITH ENVIRONMENTAL LIABILITIES AND COMPLIANCE MAY INCREASE WITH AN INCREASE IN FUTURE SCALE AND SCOPE OF OPERATIONS.

The Company believes that its operations will comply, in all material respects, with all applicable environmental regulations. However, the Company is not fully insured at the current date against possible environmental risks.

ANY CHANGE IN GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON THE COMPANY’S ABILITY TO OPERATE AND ITS PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the Company’s ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on the Company. Any or all of these situations may have a negative impact on the Company’s ability to operate and/or its profitably.

THE COMPANY MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

The Company’s independent auditors’ report on its financial statements as of August 31, 2014 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. As a result of this going concern modification in the auditor’s report on its financial statements, the Company may have a difficult time obtaining significant additional financing. If the Company is unable to secure significant additional financing, the Company may be obligated to seek protection under the bankruptcy laws and its stockholders may lose their investment.

THE COMPANY HAS LIMITED MINERAL PROPERTY ASSETS OR INTERESTS AND CANNOT GUARANTEE THAT IT WILL IDENTIFY OR ACQUIRE ANY ADDITIONAL VIABLE MINERAL PROPERTY ASSETS OR INTERESTS.

The Company presently has only 2,100 acres of mineral property assets or mineral property interest in any mineral claim, which has had no development. The Company is currently seeking to identify mineral properties to acquire and the Company cannot guarantee it will ever find any mineral properties, including within Romania. Accordingly, the Company has no means of producing any income at this time. Even if the Company acquires a viable mineral property asset or mineral property interest and finds that there are minerals on the mineral claims, the Company cannot guarantee that it will be able to recover any minerals for an ore reserve or generate any cash flow from that ore reserve. Even if the Company recovers any minerals, it cannot guarantee that it will make a profit.

If the Company cannot acquire any viable mineral property assets or mineral property interests, or cannot find any minerals on such mineral properties, or it is not economical to recover the minerals from those mineral properties, the Company will have to cease operations.

THE COMPANY MAY NOT HAVE SUFFICIENT FUNDS TO ACQUIRE AN INTEREST IN ANY MINERAL PROPERTY OR TO COMPLETE A PROPOSED MINERAL EXPLORATION PROGRAM ON A MINERAL PROPERTY.

Any of the Company’s future mineral exploration programs will be limited and restricted by the amount of working capital that the Company has and is able to raise from financings. The Company currently does not have sufficient funds to complete a proposed mineral exploration program on any mineral property. As a result, the Company may have to suspend or cease its operations. The Company’s current operating funds are less than necessary to complete the acquisition and consummation of an interest in a mineral property or a proposed mineral exploration program on any mineral property, and therefore the Company will need to obtain additional financing in order to acquire an interest in a mineral property and to complete a proposed mineral exploration program. As of August 31, 2014, the Company has approximately $288 in cash. The Company currently does not have any operations and has generated no revenue from mining operations. A proposed mineral exploration program will call for significant expenses in connection with the exploration of the respective mineral property. During the 12 months ended August 31, 2015, it is estimated that the Company will need to raise additional capital of approximately $1,000,000 to identify and acquire mineral property assets or mineral property interests and commence and complete any proposed mineral exploration programs. The Company will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. The Company will require additional financing to sustain its business operations if the Company is not successful in generating revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for minerals, investor acceptance of the Company’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. The most likely source of future funds presently available to the Company is through an equity line or the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. The only other anticipated alternatives for the financing of a proposed mineral exploration program would be (1) the offering by the Company of an interest in a mineral property to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or (2) private loans.

THE COMPANY MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS IT NEEDS FOR ANY PROPOSED MINERAL EXPLORATION PROGRAM, WHICH COULD CAUSE THE COMPANY TO DELAY OR SUSPEND OPERATIONS.

Competition and unforeseen limited sources of supplies and contractors in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as drill rigs, bulldozers and excavators, and labor that the Company might need to conduct a mineral exploration program on any mineral property assets or mineral property interests it acquires. The Company has not attempted to locate or negotiate with any suppliers of products, equipment or materials. The Company will attempt to locate products, equipment and materials after it acquires a mineral property asset or mineral property interest. If the Company cannot find the products and equipment it needs for a proposed mineral exploration program, the Company will have to suspend the mineral exploration program until the Company can find the products and equipment it needs.

THE COMPANY’S PROFITS, IF ANY, MAY BE NEGATIVELY IMPACTED BY CURRENCY EXCHANGE.

The Company’s assets, earnings and cash flows my be influenced by a variety of currencies, including the Romanian leu, due to the possible geographic diversities of the country in which the Company may operate or acquire its mineral property assets or mineral property interests. Fluctuations in the exchange rate of those currencies may have a significant impact on the Company’s financial results. The U.S. dollar is the currency in which the Company’s costs are denominated. Operating costs will be influenced by the currencies of those countries where the Company’s mineral properties may be located and also by those currencies in which the costs of imported equipment and services are determined. The U.S. dollar and the Romanian leu will be the most important currencies influencing the Company’s operating costs. Given the dominant role of the U.S. currency in the Company’s affairs, the U.S. dollar is the currency in which the Company measures its financial performance. It is also the currency for borrowing and for holding surplus cash. Management does not generally believe that active currency hedging provides long-term benefits to the Company’s stockholders. Management may consider currency protection measures appropriate in specific commercial circumstances, subject to strict limits established by the Company’s board of directors. Therefore, in any particular year, currency fluctuations may have a significant impact on the Company’s financial results.

THE COMPANY’S POTENTIAL FOREIGN BUSINESS OPERATIONS MAY BE SUBJECT TO AND MAY BE ADVERSELY AFFECTED BY VARIOUS POLITICAL AND ECONOMIC FACTORS IN THE FOREIGN JURISDICTION.

The Company may operate in countries, including Romanian, that are subject to various political, economic and other uncertainties, including among other things, the risks of war and civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, if there is a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Romania. The Company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. It is not possible for the Company to accurately predict such developments or changes in laws or policy or to what extent any such development or changes may have a material adverse effect on the Company’s business operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firms’ reports accompanying the Company’s August 31, 2014 and 2013 audited financial statements contain an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” The Company’s ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of the Company’s cash flow needs. If the Company is not able to find alternative sources of cash or generate positive cash flow from operations, the Company’s business and shareholders will be materially and adversely affected.

BECASE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT THE COMPANY’S BUSINESS WILL FAIL.

Exploration for minerals is a speculative venture necessarily involving substantial risk. Any mineral property that the Company may acquire or obtain an interest in may not contain commercially exploitable reserves of minerals. Also, the expenditures to be made by the Company in the exploration of the mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In each such case, the Company would be unable to complete its business plan.

SHAREHOLDERS MAY EXPERIENCE DILUTION OF THEIR OWNERSHIP INTERESTS DUE TO THE POSSIBLE FUTURE ISSUANCES OF SHARES OF THE COMPANY’S COMMON STOCK, WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF THE COMPANY’S COMMON STOCK.

As of the date this Annual Report was issued, the Company has 8,254,609 shares of common stock issued and outstanding and 100,000 shares of Series A preferred stock issued and outstanding. The Company is authorized to issue up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of its securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock. If the Company needs to raise additional capital to expand or continue operations, it may be necessary for the Company to issue additional equity or convertible debt securities. If the Company issues equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of the Company’s current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to the Company’s common stockholders.

RISKS RELATED TO OUR COMMON STOCK

THE COMPANY’S OFFICER AND DIRECTOR MAY BE SUBJECT TO CONFLICTS OF INTEREST.

The Company’s officer and director serves full time but may become subject to conflicts of interest. Mr. Roth may also devote part of his working time to other business endeavors, including consulting relationships with other entities, and may have responsibilities to these other entities. Such conflicts include deciding how much time to devote to the Company’s affairs, as well as what business opportunities should be presented to the Company. Because of these relationships, the Company’s officer and director could be subject to conflicts of interest. Currently, the Company has no policy in place to address such conflicts of interest.

DELAWARE LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT THE COMPANY’S DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Delaware law provides that the Company’s officers and directors will not be liable to the Company or its stockholders for monetary damages for all but certain types of conduct as officers and directors. The Company’s Bylaws permit it broad indemnification powers to all persons against all damages incurred in connection with the Company’s business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against the Company’s officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use the Company’s limited assets to defend its officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT WOULD LEAD TO LOSS OF INVESTOR CONFIDENCE IN THE COMPANY’S REPORTED FINANCIAL INFORMATION.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has been required to furnish a report by its management on the Company’s internal control over financial reporting. If the Company cannot provide reliable financial reports or prevent fraud, then its business and operating results could be harmed, investors could lose confidence in the Company’s reported financial information, and the trading price of the Company’s stock could drop significantly.

To maintain compliance with Section 404 of the Act, the Company engages in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging and requires management to dedicate scarce internal resources and to retain outside consultants.

During the course of the Company’s testing, it may identify deficiencies which the Company may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if the Company fails to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that the Company has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and are important to helping prevent financial fraud.

THERE IS NO SIGNIFICANT ACTIVE TRADING MARKET FOR THE COMPANY’S SHARES, AND IF AN ACTIVE TRADING MARKET DOES NOT DEVELOP, INVESTORS MAY BE UNABLE TO SELL THEM PUBLICLY.

There is no significant active trading market for the Company’s shares, and the Company does not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading the Company’s shares, and the Company may be unable to generate interest in its shares among broker-dealers until the Company generates meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of the Company’s shares may be unable to sell them publicly. In the absence of an active trading market:

●	Investors may have difficulty buying and selling the Company’s shares or obtaining market quotations;

●	Market visibility for the Company’s common stock may be limited; and

●	A lack of visibility for the Company’s common stock may depress the market price for its shares.

Moreover, the market price for the Company’s shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in the Company’s quarterly operating results and revisions to its expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for the Company’s products; (iv) changes in the economic performance or market valuations of companies specializing in the mining industries; (v) announcements by the Company or its competitors of new industry mining techniques, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of the Company’s shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of the Company’s ordinary shares. Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of the Company’s management’s attention and resources.

THE COMPANY’S COMMON STOCK IS CONSIDERED TO BE “PENNY STOCK.”

The Company’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, shareholders may have difficulty in selling their shares and could lose all of their investment.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

THE COMPANY’S COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES AT OR ABOVE THE PRICE THAT THEY MAY HAVE PAID FOR THE SHARES.

Because of the limited trading market for the Company’s common stock, and because of the possible price volatility, shareholders may not be able to sell their shares of common stock when they desire to do so. The inability to sell their shares in a rapidly declining market may substantially increase their risk of loss because of such illiquidity and because the price for the Company’s common stock may suffer greater declines because of its price volatility. As a result, our shareholders could lose the full amount of their investment.

The market price of the Company’s common stock may be higher or lower than the price that the shareholder may have paid for the shares. Certain factors, some of which are beyond the Company’s control, that may cause the Company’s share price to fluctuate significantly include, but are not limited to, the following:

●	Variations in the Company’s quarterly operating results;

●	loss of a key relationship or failure to complete significant transactions;

●	Additions or departures of key personnel; and

●	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on a shareholder’s investment in the Company’s stock.

THE COMPANY HAS NOT PAID ANY CASH DIVIDENDS IN THE PAST AND WILL NOT PAY ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE

The Company has not paid any cash dividends on its common stock. The Company generally intends to retain future earnings, if any, for reinvestment in the development and expansion of its business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which the Company may issue. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and depend on its financial condition, results of operations, capital and legal requirements and such other factors as the board of directors deems relevant.

Item 2:	Properties

Our principal executive offices are located at 543 Bedford Avenue, Suite 176, Brooklyn, New York 11211. At the present time, we do not own any real estate. We do not have any policies regarding investments in real estate, securities or other forms of property.

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2014 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming, respectively. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. Paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

In addition, the Company held the lease for uranium rights on approximately 960 acres in Laramie County, Wyoming as of August 31, 2012 and on February 28, 2013 decided not to renew the lease. The carrying value of $4,329 was recorded as an asset impairment.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is accounted for using the full cost method of accounting. At August 31, 2014 and 2013, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained and the Company had collected approximately $89,000 from sales of these leases and royalty interests. As of August 31, 2014, the operators of some of the leases have drilled non-productive wells and the Company is not currently deriving any additional revenue from the overriding royalty interests.

Item 3:	LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

Item 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5:	Market for REGISTRANT’S Common Equity, Related Stockholder Matters and issuer purchases of equity securities

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended August 31, 2014 and 2013. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

Period	High	Low

2014
Quarter ended August 31, 2014	$1.000	$0.400
Quarter ended May 31, 2014	$1.000	$0.075
Quarter ended February 28, 2014	$0.075	$0.075
Quarter ended November 30, 2013	$0.170	$0.075

2013
Quarter ended August 31, 2013	$0.370	$0.170
Quarter ended May 31, 2013	$0.520	$0.260
Quarter ended February 28, 2013	$0.560	$0.020
Quarter ended November 30, 2012	$0.600	$0.050

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended August 31, 2014 and to current date, the Company issued an aggregate of 8,075,082 shares of unregistered common stock as follows.

Consulting Agreement

The Company’s Board of Directors authorized and approved the issuance of 800,000 shares of restricted common stock at a per share price of $0.40 pursuant to that certain consulting agreement.. The shares of common stock were issued to one United States resident in reliance on Section 4(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued to the consultant have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Related Party

The Company’s Board of Directors authorized and approved the issuance of 6,700,000 shares of restricted common stock at a per share price of $0.015 pursuant to the settlement of certain amounts due to the Company’s Chief Executive Officer ($100,500) at a time when the closing price for the stock was $0.075 per share. The fair value of the stock was $502,500. The difference of $402,000 is included in selling, general and administrative expense in the statement of operations. The shares of common stock were issued to one United States resident in reliance on Section 4(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Loan Principal

The Company’s Board of Directors authorized and approved the issuance of 300,000 shares of restricted common stock at a per share price of $0.075 pursuant to payment of loan principal in the amount of $22,500. The shares of common stock were issued to one United States resident in reliance on Section 4(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued to the creditor have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Loan Extension Fee

The Company’s Board of Directors authorized and approved the issuance of 275,000 shares of restricted common stock at a per share price of $0.075 pursuant to payment of a loan extension fee in the amount of $20,625. The shares of common stock were issued to one United States resident in reliance on Section 4(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued to the creditor have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

HOLDERS

As of December 1, 2014, there are approximately 32 shareholders of record of the Company’s common stock, which does not include shareholders holding their shares in street name.

DIVIDENDS

The Board of Directors has never declared or paid a cash dividend. At this time, the Board of Directors does not anticipate paying dividends in the future. The Company is under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on the Company’s future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. The Company plans to retain any earnings for use in the operation of our business and to fund future growth.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of August 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the matters set forth in this statement. The following analysis of our consolidated financial condition and results of operations for the years ended August 31, 2014 and August 31, 2013 should be read in conjunction with the Financial Statements and other information presented elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Fiscal Year Ended August 31, 2014 Compared to Fiscal Year Ended August 31, 2013.

Our net loss for fiscal year ended August 31, 2014 was ($816,857) compared to a net loss of ($388,957) during fiscal year ended August 31, 2013 (an increase in net loss of $427,900).

During fiscal years ended August 31, 2014 and August 31, 2013, the Company did not generate any revenues from oil or gas sales.

During fiscal year ended August 31, 2014, the Company incurred operating expenses of $796,694 compared to $399,981 incurred during fiscal year ended August 31, 2013 (an increase of $396,713). These operating expenses incurred during fiscal year ended August 31, 2014 consisted of: (i) asset impairment of $-0- (2013: $4,329); and (ii) selling, general and administrative expenses of $796,694 (2013: $399,981).

	2014	2013

Asset impairment	$-	$4,329
Other selling, general and administrative expense	796,694	395,652
Total	$796,694	$399,981

During fiscal year ended August 31, 2014, the Company incurred selling, general and administrative expenses of $796,694 compared to $395,652 incurred during fiscal year ended August 31, 2013 (an increase of $401,042). These operating expenses incurred during fiscal year ended August 31, 2014 consisted of: (i) $402,000 (2013: $320,000) in officer compensation; (ii) $348,365 (2013: $45,633) in consulting service expenses; (iii) $16,435 (2013: $14,790) in accounting and auditing; (iv) $18,353 (2013: $12,527) in legal fees and corporate filings; (v) $7,935 (2013: $-0-) in New York State city and state franchise taxes and penalties; and (v) $3,606 (2013: $2,702) in other.

	2014	2013

Officer compensation	$402,000	$320,000
Consulting services expense	348,365	45,633
Accounting and auditing	16,435	14,790
Legal fees and corporate filings	18,353	12,527
New York city and state franchise taxes and penalties	7,935	-
Other	3,606	2,702
Total	$796,694	$395,652

Officer compensation

The Company’s Board of Directors authorized and approved the issuance of 6,700,000 shares of restricted common stock at a per share price of $0.015 pursuant to the settlement of certain amounts due to the Company’s Chief Executive Officer ($100,500) at a time when the closing price for the stock was $0.075 per share. The fair value of the stock was $502,500. The difference of $402,000 is included in selling, general and administrative expense in the statement of operations.

Effective May 31, 2013, the Board of Directors of the Company approved compensation in the amount of $320,000 for the Company’s President, who also serves as Chief Executive Officer and Chief Financial Officer of the Company. The compensation covered the years 1999 through 2007, for which the executive had not received any prior compensation.

Consulting service expense

Consulting service expense amounted to $348,365 in 2014 and $45,633 in 2013. The 2014 amount includes one consulting agreement for 800,000 shares of the Company’s common stock which was valued at $0.40 per share based on the trading price on the date of the agreement. This is the primary cause of the increase in consulting service expense.

New York city and state franchise tax and penalties

During the fiscal year ended August 31, 2014, the Company completed and filed several years of delinquent franchise tax returns. The majority of the expense is for interest and penalties and should not recur.

Other expense (income) - Other expense (income) consists of the following for the years ended August 31, 2014 and August 31, 2013.

	2014	2013

Other income	$-	$(12,386)
Marketable securities - realized gains	(1,451)	-
Interest expense	21,614	5,866
Interest income from related parties	-	(4,504)
Total	$20,163	$(11,024)

Other income in 2013 was realized from debt forgiven in the amount of $12,386 for previously accrued interest as the result of the payoff of a convertible note.

In 2014, the Company realized $1,451 in gains from commodities transactions. In 2013, the Company did not own any commodities.

Interest expense amounted to $21,614 and $5,866 in 2014 and 2013, respectively. Interest expense in 2014 includes a loan fee amortization in the amount of $20,625 which was paid with shares of our common stock. This caused the increase in interest expense.

Interest income from related parties was $4,504 in 2013. Interest was being accrued on stock subscription receivables from our officers and directors until the loans were paid in May 2013.

Thus, the Company’s net loss for fiscal year ended August 31, 2014 was ($816,857) or ($0.16) per share compared to a net loss for fiscal year ended August 31, 2013 of ($388,957) or ($2.17) per share. The weighted average number of shares outstanding was 5,060,675 for fiscal year ended August 31, 2014 compared to 179,527 for fiscal year ended August 31, 2013.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of August 31, 2014, our current assets were $20,357 (2013: $32,541), and our current liabilities were $166,268 (2013: $221,933), which resulted in a working capital deficit of $145,911 (2013: $189,392),. As of August 31, 2014, current assets were comprised of: (i) $288 (2013: $32,541), in cash; and (ii) $20,069 (2013: $-0-), in marketable securities. As of August 31, 2014, current liabilities were comprised of: (i) $74,741 (2013: $98,091), in accounts payable and accrued expenses; (ii) $33,785 (2013: $45,650), in notes payable; (iii) $49,400 (2013: $49,400), in convertible notes payable; and (iv) $8,342 (2013: $28,792), due to related party.

As of August 31, 2014, our total assets were $33,257 comprised of: (i) $20,357 (2013: $32,541), in current assets; and (ii) $12,900 (2013: $10,760), in valuation of mining properties. The decrease in total assets during fiscal year ended August 31, 2014 from fiscal year ended August 31, 2013 (from $43,301 to $33,257) was primarily due to the decrease in cash.

As of August 31, 2014, our total liabilities were $166,268 comprised entirely of current liabilities as compared to $221,933 at August 31, 2013. The decrease in liabilities during fiscal year ended August 31, 2014 from fiscal year ended August 31, 2013 was primarily due to the exchange of common stock for $100,500 in amounts due related party and $11,865, netin loan principal.

Stockholders’ deficit decreased from ($178,632) at fiscal year ended August 31, 2013 to ($131,011) at fiscal year ended August 31, 2014.

Cash Flows from Operating Activities

The Company did not generate positive cash flows from operating activities. For fiscal year ended August 31, 2014, net cash flows used in operating activities was $46,101 compared to $48,775 for fiscal year ended August 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $816,857 (2013: $388,957), which was partially adjusted by: (i) $742,625 (2013: $-0-) in value of common shares issued for services; (ii) $-0- (2013: $2,389) in amortization of stock option cost; (iii) $-0- (2013: ($4,504) in interest accrued on stock subscription; (iii) $-0- (2013: $4,329 in asset impairment; and (iv) $-0- (2013: $320,000 in accrued officer compensation.

Net cash flows used in operating activities during fiscal year ended August 31, 2014 was further changed by: (i) increase of ($20,069) (2013: $-0-) in marketable securities; (ii) an increase of $48,200 (2013: $14,369) in accounts payable and accrued expenses; and (iii) a decrease of $-0- (2013: $3,599 in prepaid expenses and other assets.

Cash Flows from Investing Activities

For fiscal year ended August 31, 2014, net cash flows used in investing activities was $5,287 compared to $2,140 for fiscal year ended August 31, 2013. Net cash flows used in investing activities during fiscal year ended August 31, 2014 consisted of: (i) $3,147 (2013: $-0-) in treasury stock acquired; and (ii) $2,140 (2013: $2,140) in investment in rare earth and precious metals properties.

Cash Flows from Financing Activities

The Company has financed its operations primarily from debt or the issuance of equity instruments. For the fiscal year ended August 31, 2014, net cash flows provided from financing activities was $19,135 compared to $65,070 for fiscal year ended August 31, 2013. Net cash flows from financing activities for the fiscal year ended August 31, 2014 consisted of: (i) $1,000 (2013: $-0-) in proceeds of related party loans; (ii) $18,135 (2013: $149,000) in loan proceeds; and (iii) $-0- (2013: $19,420 in proceeds from subscriptions receivable. Net cash flows from financing activities during fiscal year ended August 31, 2013 was offset by ($103,350) in loan repayment.

MATERIAL OBLIGATIONS

During fiscal year 2015, the Company has the following material obligations:

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes bear interest at 2% per annum and were due on October 31, 2011. Total accrued interest for the convertible notes payable as of August 31, 2014 and 2013 are $2,964 and $1,977, respectively. The notes are currently past due. On September 11, 2011, the board of directors authorized the Company to issue up to 40,000,000 shares of its common stock in exchange for the notes, limited to a maximum of 9.9% of the total outstanding shares. At August 31, 2014, up to 1,175,818 of the Company’s common shares could be issued for a portion of the convertible notes payable due to the 9.9% limitation.

On March 10, 2013, the Company arranged a non-interest bearing demand loan with an individual in the amount of $149,000, which has a balance of $33,785 and $45,650 at August 31, 2014 and 2013, respectively. The balance of $33,785 and $45,650 at August 31, 2014 and 2013 included accrued interest of $700 and $900, respectively.

PLAN OF OPERATION AND FUNDING

The Company has incurred losses for the past two fiscal years and had a net loss of $816,857 during fiscal year ended August 31, 2014 and $388,957 during fiscal year ended August 31, 2013. A substantial portion of the fiscal year ended August 31, 2014 was dedicated to seeking and identifying mineral properties located in Romania. We also sought to identify financing partners with the intent of conducting a private placement to raise funds to advance exploration and development on interests in mineral properties. Possible further advances from related parties and the sale of securities may be required to fund our exploration and development operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. Management anticipates additional increases in operating expenses and capital expenditures relating to commencing and structuring new business operations. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Going Concern Factors

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending August 31, 2015. The Company has accumulated a net loss of $4,508,333 through August 31, 2014, and incurred a loss of $816,857 for the year then ended.

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

The Financial Statements of Royal Energy Resources, Inc. together with the report thereon of GZTY CPA Group, LLC for the year ended August 31, 2014 and Paritz & Company, P.A. for the year ended August 31, 2013, is set forth as follows:

GZTY CPA Group, LLC

52 Bridge Street

Metuchen, NJ 08840

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Energy Resources, Inc.

(formerly World Marketing, Inc.)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc. as of August 31, 2014 and the related statements of operations, cash flows and the statement of stockholders’ deficit for the year ended August 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Energy Resources, Inc., as of August 31, 2014, and the results of its operations and its cash flows for the year ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors among other matters as set forth in Note 11, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA Group, LLC

Metuchen, New Jersey
December 8, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Energy Resources, Inc.

(formerly World Marketing, Inc.)

We have audited the accompanying balance sheet of Royal Energy Resources, Inc. as of August 31, 2013 and the related statements of operations, cash flows and the statement of stockholders’ deficit for the year ended August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Energy Resources, Inc., as of August 31, 2013, and the results of its operations and its cash flows for the year ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors among other matters as set forth in Note 11, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
November 25, 2013

ROYAL ENERGY RESOURCES, INC.

Balance Sheets

August 31, 2014 and 2013

	2014	2013
Assets
Current assets
Cash	$288	$32,541
Marketable securities	20,069	-
Total current assets	20,357	32,541
Properties
Mining properties	12,900	10,760
Accumulated depreciation, depletion and amortization	-	-
Total properties	12,900	10,760
Total assets	$33,257	$43,301

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$74,741	$98,091
Notes payable	33,785	45,650
Convertible notes payable	49,400	49,400
Due to related party	8,342	28,792
Total current liabilities	166,268	221,933

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; issued and outstanding - 100,000 shares at August 31, 2014 and August 31, 2013	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 8,604,609 shares issued and 8,249,317 shares outstanding at August 31, 2014; 179,527 shares issued and outstanding at August 31, 2013	83	2
Additional paid-in capital	4,378,385	3,512,841
Accumulated deficit	(4,508,333)	(3,691,476)
Treasury stock at cost (5,292 shares)	(3,147)	-
Total stockholders’ deficit	(133,011)	(178,632)
Total liabilities and stockholders’ deficit	$33,257	$43,301

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

Statements of Operations

Years Ended August 31, 2014 and 2013

	Years Ended August 31,
	2014	2013

Oil and gas sales	$-	$-
Costs and expenses:
Asset impairment	-	4,329
Selling, general and administrative expense:
Related Party	402,000	320,000
Other	394,694	75,652
Total costs and expenses	796,694	399,981
Loss from operations	(796,694)	(399,981)
Other expenses (income):
Other income	-	(12,386)
Marketable securities - realized gains	(1,451)	-
Interest expense	21,614	5,866
Interest income from related party	-	(4,504)
Total other expenses (income)	20,163	(11,024)
Net loss	$(816,857)	$(388,957)

Net loss per share, basic and diluted	$(0.16)	$(2.17)

Weighted average shares outstanding, basic and diluted	5,060,675	179,527

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

Statements of Stockholders’ Deficit

Years ended August 31, 2014 and August 31, 2013

					Additional
	Preferred stock		Common stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance August, 31, 2012	100,000	$1	179,527	$2	$3,510,452
Amortization of deferred expense	-	-	-	-	-
Amortization of option cost	-	-	-	-	2,389
Stock subscription receivable:
Payments received	-	-	-	-	-
Interest accrued	-	-	-	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2013	100,000	1	179,527	2	3,512,841
Treasury stock acquired	-	-	(5,292)	-	-
Common stock issued for:
Consulting contract	-	-	800,000	8	319,992
Amounts due related party and compensation	-	-	6,700,000	67	502,433
Loan extension fee	-	-	275,000	3	20,622
Loan principal	-	-	300,000	3	22,497
Rounding	-	-	82	-	-
Net loss	-	-	-	-	-
Balance August, 31, 2014	100,000	$1	8,249,317	$83	$4,378,385

Continued

See accompanying notes to financial statements.

ROYAL ENERGY RESOURCES, INC.

Statements of Stockholders’ Deficit

Years ended August 31, 2014 and August 31, 2013

	Subscription	Deferred	Accumulated	Treasury
	Receivable	Expenses	Deficit	Stock	Total

Balance August, 31, 2012	$(379,856)	$(1,964)	$(3,302,519)	-	$(173,884)
Amortization of deferred expense	-	1,964	-		1,964
Amortization of option cost	-	-	-		2,389
Stock subscription receivable:
Payments received	384,360	-	-		384,360
Interest accrued	(4,504)	-	-		(4,504)
Net loss	-	-	(388,957)		(388,957)
Balance August, 31, 2013	-	-	(3,691,476)	-	(178,632)
Treasury stock acquired	-	-	-	(3,147)	(3,147)
Common stock issued for:
Consulting contract	-	-	-	-	320,000
Amounts due related party and compensation	-	-	-	-	502,500
Loan extension fee	-	-	-	-	20,625
Loan principal	-	-	-	-	22,500
Rounding	-	-	-	-	-
Net loss	-	-	(816,857)	-	(816,857)
Balance August, 31, 2014	$-	$-	$(4,508,333)	$(3,147)	$(133,011)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

Statements of Cash Flows

Years Ended August 31, 2014 and 2013

	Years Ended August 31,
	2014	2013

Cash flows from operating activities
Net loss	$(816,857)	$(388,957)
Adjustment to reconcile net loss to net cash used in operating activities:
Value of common shares issued for services and loan fees:
Related party	402,000	-
Other	340,625	-
Amortization of stock option cost	-	2,389
Interest accrued on stock subscription	-	(4,504)
Asset impairment	-	4,329
Accrued officer compensation	-	320,000
Change in other assets and liabilities:
Marketable securities	(20,069)	-
Prepaid expenses and other assets	-	3,599
Accounts payable and accrued expenses	48,200	14,369
Net cash used in operations	(46,101)	(48,775)

Cash flows from investing activities
Treasury stock acquired	(3,147)	-
Investment in rare earth and precious metals properties	(2,140)	(2,140)
Net cash provided by (used in) investing activities	(5,287)	(2,140)

Cash flows from financing activities
Proceeds of related party loans	1,000	-
Proceeds from subscription receivable	-	19,420
Loan proceeds	18,135	149,000
Loan repayment	-	(103,350)
Net cash provided by (used in) financing activities	19,135	65,070

Net increase (decrease) in cash	(32,253)	14,155
Cash, beginning of period	32,541	18,386
Cash, end of period	$288	$32,541

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Stock subscription receivable paid to reduce convertible note payable	$-	$65,600
Common stock to be issued for consulting contract included in accounts payable	$-	$42,500
Accrued officers compensation applied to pay stock subscriptions receivable	$-	$299,340
Common stock issued for:
Amounts due related party	$100,500	$-
Loan principal	$22,500	$-
Accounts payable and accrued expenses assumed by related party	$71,550	$-
Loan principal assumed by related party	$7,500	$-
Consulting agreement cancelled	$42,500	$-

See accompanying notes to financial statements

ROYAL ENERGY RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2014

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

On August 26, 2014, the Company formed a wholly owned subsidiary, Development Resources Inc (“DRI”) pursuant to the provisions of the Delaware Revised Statutes, as amended. DRI had no operations as of August 31, 2014.

On April 1, 2011, the Company, through its CEO completed the initial stages of forming a Romanian subsidiary to be used to acquire and develop possible gold, silver and copper mining concessions in Romania. The subsidiary, S.C. Golden Carpathan Resources S.R.L., will be located in Bucharest, Romania. As of August 31, 2014, the Romanian subsidiary has not had any activity.

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

Marketable equity securities

The Company’s investment in marketable equity securities is carried at fair value and is classified as a current asset in the balance sheet. Unrealized gains and losses, net of tax, are reported in the statement of operations as unrealized (gain) loss on marketable equity securities. Gains and losses are reported in the statements of operations when realized, based on the disposition of specifically identified investments, using a first-in, first-out method. At August 31, 2014, the Company’s investments consist solely of commodities contracts maturing within four months.

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

There are no options outstanding at August 31, 2014 from the stock option plan.

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had no capitalized costs relating to unevaluated properties and leases at August 31, 2014 and August 31, 2013. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. There are no capitalized costs for proved properties as of August 31, 2014 and 2013.

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

The Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments of other assets was recorded in 2014. The Company did not renew a uranium lease in 2013 and recorded an impairment of $4,329.

Depreciation and amortization

All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the unit-of-production method based on total proved reserves.

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At August 31, 2014 and 2013, there were no natural gas imbalances.

Oil and natural gas reserve estimates

Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates. The Company had no proved reserves at August 31, 2014 and 2013.

Income taxes

We use the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2014 and 2013, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented. At August 31, 2014, up to 1,175,818 shares of the Company’s common stock could be issued for a portion of the convertible notes payable, subject to a 9.9% limitation of the total outstanding shares.

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

Credit risk

In 2014 and 2013, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At August 31, 2014 and 2013, the Company had no proved producing properties and no asset retirement obligation.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation-Stock Compensation.” Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award, reduced as appropriate based on estimated forfeitures, and is recognized as expense over the applicable vesting period of the stock award using the accelerated method. The excess tax benefit associated with stock compensation deductions have not been recorded in additional paid-in capital. When evaluating whether an excess tax benefit has been realized, share based compensation deductions are not considered realized until NOLs are no longer sufficient to offset taxable income. Such excess tax benefits will be recorded when realized.

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

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from Generally Accepted Accounting Principles (“GAAP”). In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU No. 2014-10 effective August 31, 2014.

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through December 8, 2014 and find no others that would have a material impact on the financial statements of the Company.

2	MARKETABLE SECURITIES

The Company has purchased several commodities positions, principally in wheat and soybeans, which are due in September 2014 and December 2014. These contracts are valued at August 31, 2014, as follows:

	2014	2013

Open contracts	$20,069	$-
Unrealized (gain) loss	-	-
Balance, August 31, 2014	$20,069	$-

3	INVESTMENT IN ENERGY PROPERTIES

Property costs are summarized as follows at August 31, 2014 and 2013.

	2014	2013

Gold, silver, copper and rare earth metals mining	$12,900	$10,760
Total mining properties	12,900	10,760
Accumulated depreciation, depletion and amortization	-	-
	$12,900	$10,760

MINING

The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At August 31, 2014 and August 31, 2013, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED

The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is accounted for using the full cost method of accounting. At August 31, 2014, all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained and the Company had collected approximately $89,000 from sales of these leases and royalty interests. As of August 31, 2014, the operators of some of the leases have drilled non-productive wells and the Company is not currently deriving any additional revenue from the overriding royalty interests.

4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of August 31, 2014 and 2013:

	2014	2013

Trade accounts payable	$41,777	$22,930
Consulting fees payable	30,000	73,185
Accrued interest	2,964	1,976
	$74,741	$98,091

5	NOTES PAYABLE

Convertible notes payable - Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes bear interest at 2% per annum and were due on October 31, 2011. Total accrued interest for the convertible notes payable as of August 31, 2014 and 2013 are $2,964 and $1,977, respectively. The notes are currently past due. On September 11, 2011, the board of directors authorized the Company to issue up to 40,000,000 shares of its common stock in exchange for the notes, limited to a maximum of 9.9% of the total outstanding shares. At August 31, 2014, up to 1,175,818 of the Company’s common shares could be issued for a portion of the convertible notes payable due to the 9.9% limitation.

Note payable - On March 10, 2013, the Company arranged a non-interest bearing demand loan with an individual in the amount of $149,000, which has a balance of $33,785 and $45,650 at August 31, 2014 and 2013, respectively. The balance of $33,785 and $45,650 at August 31, 2014 and 2013 included accrued interest of $700 and $900, respectively.

6	INCOME TAXES

Actual income tax expense applicable to earnings before income taxes is reconciled with the “effective” Federal statutory income tax rates for the years ended August 31, 2014 and 2013 as follows:

	2014	2013

Income tax benefit at U.S. statutory rate (34%)	$277,700	$132,200
State income taxes net of federal tax benefit	32,700	15,600
Change in valuation allowance	(310,400)	(147,800)
Actual income tax expense	$-	$-

RER has available unused net operating loss carryforwards of approximately $2,149,000 which will expire in various periods from 2019 to 2033, some of which may be limited as to the amount available on an annual basis.

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

	2014	2013

Net operating loss carryforward	$816,700	$662,700
Deferred expenses	705,100	552,300
Accrued expenses	11,400	7,800
Valuation allowance	(1,533,200)	(1,222,800)
Total	$-	$-

Federal and state income tax returns for years prior to 2010 are no longer subject to examination by tax authorities.

7	STOCKHOLDERS’ EQUITY

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $.00001. At August 31, 2014, 8,254,609 shares were issued, 5,292 shares were in treasury stock and 8,249,317 shares were outstanding. At August 31, 2013, 179,527 shares were issued and outstanding. During the quarter ended May 31, 2014, the Company issued 1,850,000 shares of its common stock in exchange for certain liabilities. The agreements were cancelled effective August 31, 2014 and the shares were cancelled.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options were granted or outstanding under the Plan at August 31, 2014.

Consulting and financial services agreements

During 2014 and 2013, the Company entered into various consulting and financial services agreements as well as new loan agreements and amendments to an existing loan agreement. The following table summarizes the agreements.

	2014	2013
Shares issued	800,000	*
Value of common stock and options	$320,000	$42,500
Unamortized balance, end of year	$-	$40,865
Terms of agreements	2 months	6 months

* This agreement was cancelled in July 2014 with no liability to the Company

Stock option

On August 23, 2013, the Company issued an option to a consultant for 750,000 shares at $0.07 per share which expires on December 31, 2014 if not previously exercised. The agreement was forfeited in July 2014.

The Black Scholes option valuation model yielded an estimated valuation of $126,963 for the option. At August 31, 2013, $2,389 was recorded as general and administrative expense and an increase to additional paid-in capital. During the nine months ended May 31, 2014, $69,574 was recorded as non-cash compensation and an increase to additional paid-in capital. The option was forfeited in July 2014 with no liability to the Company and the $69,574 was reversed.

Shares issued to related party

For the year ended August 31, 2014, the Company issued 6,700,000 shares of its common stock to its Chief Executive Officer and Director for $100,500 owed to him, including $71,550 assumed by him of the Company’s liabilities to third party vendors. The amount owed him included $20,660 of compensation accrued in 2013 but not paid until 2014. The fair value of the shares was $502,500 (market price of common stock $0.075 per share on date of transaction). The difference between the value of the shares and the amount paid of $402,000 is included as non-cash compensation in selling, general and administrative expense in the statement of operations. This compensation is for the years 2008 through 2014 for which the President and Chief Executive Officer had not been previously received any compensation.

8	RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

Due to related party at August 31, 2014 and August 31, 2013 amounted to $8,342 and $28,792, respectively. The President and Chief Executive Officer of the Company made a loan to the Company of $8,132 during 2012. During 2014, $7,290 of this loan was used to acquire common stock from the Company. An addition to the loan of $7,500 was made when the President and Chief Executive Officer assumed this amount that was owed by the Company to a third party lender. The total balance of $8,342 at August 31, 2014 is due on demand, is non-interest bearing and has no repayment date. The balance at August 31, 2013 of $28,792 includes the loan of $8,132 and the balance owed of $20,660 from the May 31, 2013 compensation accrual described below.

In January 2014, the President and Chief Executive Officer of the Company acquired 6,700,000 shares of the Company’s common stock in exchange for $100,500 due to him, including $71,550 assumed by him of the Company’s liabilities to third party vendors. The fair value of the shares was $502,500. The difference between the value of the shares and the amount paid of $402,000 is included as non-cash compensation in selling, general and administrative expense in the statement of operations. This compensation is for the years 2008 through 2014 for which the President and Chief Executive Officer had not been previously received any compensation.

Effective May 31, 2013, the Board of Directors of the Company approved compensation in the amount of $320,000 for the Company’s President, who also serves as Chief Executive Officer and Chief Financial Officer of the Company. The compensation covered the years 1999 through 2007, for which the executive had not received any prior compensation. Subsequently, $299,340 of this amount was used to repay the remaining balance of stock subscription loans, which completed payment for the amount owed for 83,400 shares of the Company’s common stock. The $20,660 balance at August 31, 2013 was used during 2014 to acquire common stock from the Company.

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

The President and Chief Executive Officer of the Company was paid approximately $550 for office and travel expense reimbursements during the year ended August 31, 2013.

9	supplementary oil and gas reserve information (unaudited)

The Company had no interests in proved oil and natural gas properties during 2014 and 2013. Accordingly, no supplementary oil and gas reserve information is presented.

10	SUBSEQUENT EVENTS

During the quarter ended May 31, 2014, the Company issued 1,850,000 shares of its common stock in exchange for certain liabilities. On December 7, 2014, the Company and the parties reached agreement to cancel the May 31, 2014 agreements, effective August 31, 2014, and the shares were cancelled. An accounting adjustment was reflected in the financial statements as of August 31, 2014. See Note 7 and Note 8.

11	GOING CONCERN

These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the year ended August 31, 2015. The Company, has accumulated a net loss of $4,508,333 through August 31, 2014, and incurred a loss of $816,857 for the year then ended. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In March 2006, the Company sold 1,300 shares of its common stock for $65,000 to provide a portion of the cash required to purchase its first real estate investment. Subsequently, the Company continued to sell its common stock to raise capital to continue operations. Previously, the Company revised its business plan, rescinded its real estate purchase and began investing in energy and mining leases and oil and gas drilling prospects. However, the energy business has a high degree of risk and there can be no assurance that the Company will be able to obtain sufficient funding to develop the Company’s current business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Termination of Paritz & Company, P.A.

i. Effective March 17, 2014, Royal Energy Resources, Inc. (the “Company”) terminated Paritz & Company, P.A. (“Paritz”) as its principal independent registered public accounting firm. The board of directors does not have a separate audit committee and approved the decision to terminate Paritz.

ii. The report of Paritz on the Company’s financial statements for the fiscal years ended August 31, 2013 and 2012, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except that Paritz’s report for those fiscal years includes an explanatory paragraph and note stating, among other things, that the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity, which raises substantial doubt about the Company’s ability to continue as a going concern.

iii. During the fiscal years ended August 31, 2013 and 2012 and during the subsequent period through the date of Paritz’s termination, there were no disagreements between the Company and Paritz, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference thereto in its report on the Company’s audited financial statements. In connection with the audits of the fiscal years ended August 31, 2013 and 2012 and the subsequent period through March 17, 2014, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of GZTY CPA Group, LLC

i. Effective March 17, 2014, the Company engaged GZTY CPA Group, LLC (“GZTY”) as the Company’s independent registered public accounting firm. The engagement was approved by the board of directors, which also serves the role of audit committee.

ii. In connection with the Company’s appointment of GZTY as the Company’s independent registered accounting firm, the Company has not consulted GZTY on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2014. Our management has determined that, as of August 31, 2014, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of August 31, 2014 due to a lack of segregation of duties.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended August 31, 2014.

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Jacob Roth	67	President, Chief Executive Officer, Chief Financial Officer and Director	March 22, 1999

Frimet Taub	34	Secretary, Treasurer and Director	March 22, 1999

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

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the two years ended August 31, 2014.

Annual Compensation

			Option	Stock
Name and Principal Position	Year	Salary	Awards	Awards	Other	Total

Jacob Roth (CEO and CFO since	2014	$-	$-	$-	$402,000	$402,000
March 22, 1999)	2013	$320,000	$-	$-	$-	$320,000

Frimet Taub (Secretary and	2014	$-	$-	$-	$-	$-
Treasurer since March 22, 1999)	2013	$-	$-	$-	$-	$-

Narrative disclosure to summary compensation table

Required columns for bonus, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings are omitted from the table above as the amounts are all zero. Compensation levels and amounts are determined by the Board of Directors based on amounts paid to executives in similar sized companies with similar responsibilities.

In January 2014, the President and Chief Executive Officer of the Company acquired 6,700,000 shares of the Company’s common stock in exchange for $100,500 due to him, including $71,550 assumed by him of the Company’s liabilities to third party vendors. The fair value of the shares was $502,500. The difference between the value of the shares and the amount paid of $402,000 is included in selling, general and administrative expense in the statement of operations.

Effective May 31, 2013, the Board of Directors of the Company approved compensation in the amount of $320,000 for the Company’s President, who also serves as Chief Executive Officer and Chief Financial Officer of the Company. The compensation covered the years 1999 through 2007, for which the executive had not received any prior compensation. Subsequently, $299,340 of this amount was used to repay the remaining balance of stock subscription loans, which completed payment for the amount owed for 83,400 shares of the Company’s common stock. The $20,660 balance at August 31, 2013 was used during 2014 to acquire common stock from the Company.

The officers of the corporation have not received regular compensation.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at August 31, 2014 for the named executives.

EMPLOYMENT AGREEMENTS

Appropriate employment agreements will be developed when necessary. The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

b.	Compensation of directors

Fees
		earned or	Stock	Option	All other
		paid in	Awards	Awards	compensation
Name and Principal Position	Year	cash ($)	($)	($)	($)	Total

Jacob Roth	2014	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-

Frimet Taub	2014	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-

The Board of Directors are also officers of the Company and do not currently receive separate compensation for their services as directors.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following tables set forth information as of December 8, 2014 regarding the beneficial ownership of the Company’s common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 8,254,609 shares of common stock outstanding as of December 8, 2014. The percentage of beneficial ownership of preferred stock is based upon 100,000 shares of preferred stock outstanding as of December 8, 2014.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. We believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. There are currently no outstanding convertible securities, warrants, options or other rights, except as noted below.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner		Percent of class

	OFFICERS AND DIRECTORS

Common Preferred	Jacob Roth	6,783,400		82.18%
	543 Bedford Avenue, #176	100,000		100.00%
	Brooklyn, New York 11211

Common	Frimet Taub	1,700		0.02%
	543 Bedford Avenue, #176
	Brooklyn, New York 11211

Common Preferred	All officers and directors as a group (2 persons)	6,785,100		82.20%
		100,000		100.00%

	5% OR GREATER SHAREHOLDERS

Common	Isaac Fisch	843,819	(1)	9.90%
	C/O Royal Energy Resources, Inc.
	543 Bedford Avenue, #176
	Brooklyn, New York 11211

Common	Meir Leifer (2)	906,999	(2)	9.90%
	C/O Royal Energy Resources, Inc.
	543 Bedford Avenue, #176
	Brooklyn, New York 11211

Common	Yitzhak Diamant	813,516		9.85%
	C/O Royal Energy Resources, Inc.
	543 Bedford Avenue, #176
	Brooklyn, New York 11211

(1)	As of the date of this Annual Report, Mr. Fisch holds of record 575,000 shares of common stock. In the event Mr. Fisch elects to convert a portion of $29,900 of debt due and owing under that certain convertible note, the Company will issue a further 83,055 shares of common stock up to a limit of 9.9% of total outstanding shares. Thus the figure above includes those shares held of record and those shares issuable upon conversion of debt. . See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Material Obligations.”

(2)	As of the date of this Annual Report, Mr. Leifer holds of record 160 shares of common stock. In the event Mr. Leifer elects to convert a portion of $19,500 of debt due and owing under that certain convertible note, the Company will issue a further 906,839 shares of common stock up to a limit of 9.9% of total outstanding shares. Thus the figure above includes those shares held of record and those shares issuable upon conversion of debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Material Obligations.”

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders. We have one class of preferred stock, which we named “Series A.” Each share of Series A preferred stock has the equivalent of the aggregate voting rights for 54% of the total shares entitled to vote on all matters. Accordingly, Mr. Roth’s preferred stock has the voting rights of and is convertible into aggregate voting right for 54% of the total shares entitled to vote.

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

Due to related party at August 31, 2014 and August 31, 2013 amounted to $8,342 and $28,792, respectively. The President and Chief Executive Officer of the Company made a loan to the Company of $8,132 during 2012. The loan is due on demand and is non-interest bearing. During 2014, $7,290 of this loan was used to acquire common stock from the Company. The balance at August 31, 2013 of $28,792 includes the loan of $8,132 and the balance owed of $20,660 from the May 31, 2013 compensation accrual described below.

In January 2014, the President and Chief Executive Officer of the Company acquired 6,700,000 shares of the Company’s common stock in exchange for $100,500 due to him, including $71,550 assumed by him of the Company’s liabilities to third party vendors. The fair value of the shares was $502,500. The difference between the value of the shares and the amount paid of $402,000 is included in selling, general and administrative expense in the statement of operations.

Mrs. Taub is the daughter of Mr. Roth. Mrs. Taub acquired 500 shares of our common stock for a total consideration of $25 ($.0001 per share) in March 1999. In July 2009, Mrs. Taub acquired 1,200 shares of common stock in exchange for cash of $63 and a note receivable in the amount of $29,937. The note was paid during 2013.

On April 14, 2011, the Company’s CEO returned 8,500 shares of the Company’s common stock to the Company and it was cancelled, along with the related stock subscription notes with a combined principal balance of $144,866 and accrued interest of $2,470.

Effective May 31, 2013, the Board of Directors of the Company approved compensation in the amount of $320,000 for the Company’s President, who also serves as Chief Executive Officer and Chief Financial Officer of the Company. The compensation covered the years 1999 through 2007, for which the executive had not received any prior compensation. Subsequently, $299,340 of this amount was used to repay the remaining balance of stock subscription loans. The $20,660 balance at August 31, 2013 was applied to purchase common stock from the Company in 2014.

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

The President and Chief Executive Officer of the Company was paid approximately $550 for office and travel expense reimbursements during the year ended August 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of October 31, 2014 and 2013 for professional services rendered by the Company’s accountant was approximately $8,395 and $9,070 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2014 and 2013, respectively. The 2013 audit is included in the 2014 amount and the 2012 audit is included in the 2013 amount.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1	Financial Statements – The following financial statements of Royal Energy Resources, Inc. are contained in Item 8 of this Form 10-K:

●	Reports of Independent Registered Public Accountants

●	Balance Sheets at August 31, 2014 and 2013

●	Statements of Operations for the years ended August 31, 2014 and 2013

●	Statements of Stockholders’ Deficit for the years ended August 31, 2014 and 2013

●	Notes to Financial Statements

2	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 Registration Statement dated May 19, 2006)

3.2	Amended and Restated By Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 Registration Statement dated May 19, 2006)

10.1	Real estate purchase agreement from Mermelstein dated August 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 A/4 Registration Statement dated May 19, 2006)

10.2	Amendment to agreement to purchase real estate dated February 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 A/4 Registration Statement dated May 19, 2006)

10.3	Form of Non-Qualified Stock Option Agreement used by the Company in connection with the Company’s 2008 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed July 14, 2008)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

#	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 11, 2014

Royal Energy Resources, Inc.

By:	/s/ Jacob Roth
Jacob Roth President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Roth	Director, President, CEO and CFO	December 11, 2014

/s/ Frimet Taub	Director	December 11, 2014

