Form 10-Q
period 2014-11-30
Royal Energy Resources, Inc.
filed 2015-01-08
CIK 1102392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,664,609 shares of common stock issued and outstanding as of January 6, 2015.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated August 31, 2014.

2

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	November 30, 2014	August 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$80	$288
Marketable securities	11,501	20,069
Total current assets	11,581	20,357
Energy properties:
Mining properties	12,900	12,900
Accumulated depreciation, depletion and amortization	-	-
Net properties	12,900	12,900
Total assets	$24,481	$33,257

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$77,617	$74,741
Convertible notes payable	49,400	49,400
Notes payable	33,785	33,785
Due to related party	15,606	8,342
Total current liabilities	176,408	166,268

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding at November 30, 2014 and at August 31, 2014	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 8,254,609 shares issued and 8,253,981 and 8,249,317 shares outstanding at November 30, 2014 and August 31, 2014, respectively	83	83
Additional paid-in capital	4,376,136	4,378,385
Accumulated deficit	(4,527,921)	(4,508,333)
Treasury stock at cost (625 and 5,292 shares at November 30, 2014 and August 31, 2014, respectively)	(226)	(3,147)
Total stockholders’ deficit	(151,927)	(133,011)
Total liabilities and stockholders’ deficit	$24,481	$33,257

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Three months ended November 30, 2014 and 2013

(Unaudited)

	Three Months Ended
	November 30,
	2014	2013

Oil and gas production	$-	$-
Total revenues	-	-
Costs and expenses:
Selling, general and administrative expense	10,697	59,154
Total costs and expenses	10,697	59,154
Loss from operations	(10,697)	(59,154)
Other expenses (income):
Other income	(103)	(100)
Loss (gain) on commodities trading	8,743	(3,015)
Interest expense	251	12,978
Total other expense (income)	8,891	9,863
Net loss	$(19,588)	$(69,017)

Net loss per share, basic and diluted	$(0.00)	$(0.38)

Weighted average shares outstanding, basic and diluted	8,251,702	179,527

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Three Months Ended November 30, 2014 and 2013

(Unaudited)

	Three Months Ended
	November 30,
	2014	2013

Cash flows from operating activities
Net loss	$(19,588)	$(69,017)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of stock option cost	-	22,798
Change in other assets and liabilities:
Marketable securities	8,568	-
Accounts payable and accrued expenses	2,876	37,023
Net cash used in operations	(8,144)	(9,196)

Cash flows from investing activities
Proceeds from sale of treasury stock	898	-
Purchase of treasury stock	(226)	-
Net cash provided by investing activities	672	-

Cash flows from financing activities
Proceeds of related party loans	7,264	-
Loan proceeds	-	52,000
Loan repayment	-	(13,150)
Net cash provided by financing activities	7,264	38,850

Net increase (decrease) in cash and cash equivalents	(208)	29,654
Cash, beginning of period	288	32,541
Cash, end of period	$80	$62,195

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) and its wholly owned subsidiaries S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation and Development Resources Inc (“DRI”), a Delaware corporation. SCGCR and DRI had no operations as of November 30, 2014.

All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2014 filed with the SEC on December 11, 2014.

The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $4,527,921 through November 30, 2014, and incurred a loss of $19,588 for the three months then ended.

The Company is currently attempting to secure financing in Europe. There can be no assurance that the Company will be able to complete this financing.

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

3	MARKETABLE SECURITIES

The Company has purchased several commodities positions, principally in wheat and soybeans, which are due within three to four months. These contracts are valued at November 30, 2014 and August 31, 2014, as follows:

	November 30, 2014	August 31, 2014

Open contracts	$11,501	$20,069
Unrealized (gain) loss	-	-
Balance	$11,501	$20,069

4	ENERGY PROPERTIES

At November 30, 2014 and August 31, 2014, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming.

5	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of November 30, 2014 and August 31, 2014.

	November 30, 2014	August 31, 2014

Trade accounts payable	$44,403	$41,777
Consulting fees payable	30,000	30,000
Accrued interest	3,214	2,964
	$77,617	$74,741

6	CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Notes payable consist of the following at November 30, 2014 and August 31, 2014.

	November 30, 2014	August 31, 2014

Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	$29,900	$29,900
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	19,500	19,500
Total convertible notes payable	49,400	49,400
Note payable; non-interest bearing; due on demand	33,785	33,785
	$83,185	$83,185

Convertible notes payable

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes bear interest at 2% per annum and were due on October 31, 2011. Total accrued interest for the convertible notes payable as of November 30, 2014 and August 31, 2014 are $3,214 and $2,964, respectively. The notes are currently past due. On September 11, 2011, the board of directors authorized the Company to issue up to 40,000,000 shares of its common stock in exchange for the notes, limited to a maximum of 9.9% of the total outstanding shares. On October 1, 2013, the parties agreed to a conversion price of $0.001 per share. At November 30, 2014, up to 1,175,818 of the Company’s common shares could be issued for a portion of the convertible notes payable due to the 9.9% limitation.

Note payable

On March 10, 2013, the Company arranged a non-interest bearing demand loan with an individual in the amount of $149,000, which has a balance of $33,785 at November 30, 2014 and August 31, 2014, respectively. The balance of $33,785 at November 30, 2014 and August 31, 2014 included imputed interest of $700 and $700, respectively.

7	STOCKHOLDERS’ EQUITY

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $.00001. At November 30, 2014, 8,254,609 shares were issued, 625 shares were in treasury stock and 8,253,984 were outstanding. At August 31, 2014, 8,254,609 shares were issued, 5,292 shares were in treasury stock and 8,249,317 shares were outstanding. During the quarter ended May 31, 2014, the Company issued 1,850,000 shares of its common stock in exchange for certain liabilities. The agreements were cancelled effective August 31, 2014 and the shares were cancelled.

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

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at November 30, 2014.

Stock option

On August 23, 2013, the Company issued an option to a consultant for 750,000 shares at $0.07 per share which expires on December 31, 2014 if not previously exercised. The agreement was forfeited in July 2014 with no liability to the Company.

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements. The cost associated with the agreements is being amortized over the period of the agreements.

Other shares issued in fiscal year 2014

During the year ended August 31, 2014, the Company issued its common shares in the following transactions.

The Company entered into a consulting agreement with an unrelated individual which provided for a payment of $30,000 in cash and 800,000 shares of the Company’s common stock for services. The shares were valued at $320,000 based on the posted price of the shares on the date of the agreement. The expense was amortized over the two month period of the agreement.

The Company entered into a loan extension agreement with an unrelated individual note holder which provided for an issuance of 275,000 shares of the Company’s common stock. The shares were valued at $20,625 based on the posted price of the shares on the date of the agreement. The expense was amortized over the extension period which ended on December 31, 2013.

The Company entered into an agreement with an unrelated individual note holder which provided for an issuance of 300,000 shares of the Company’s common stock in exchange for $22,500 in principal reduction in the note. The exchange was valued based on the posted price of the shares on the date of the agreement.

Shares issued to related party

During the year ended August 31, 2014, the Company issued 6,700,000 shares of its common stock to its Chief Executive Officer and Director for $100,500 owed to him, including $71,550 assumed by him of the Company’s liabilities to third party vendors. The amount owed him included $20,660 of compensation accrued in 2013 but not paid until 2014. The fair value of the shares was $502,500 (market price of common stock $0.075 per share on date of transaction). The difference between the value of the shares and the amount paid of $402,000 is included as non-cash compensation in selling, general and administrative expense in the statement of operations. This compensation was for the years 2008 through 2014 for which the President and Chief Executive Officer had not previously received any compensation.

8	RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

Due to related party at November 30, 2014 and August 31, 2014 amounted to $15,606 and $8,342, respectively. The President and Chief Executive Officer of the Company made a loan to the Company of $7,264 during the three months ended November 30, 2014 and $8,132 during 2012. During the year ended August 31, 2014, $7,290 of this loan was used to acquire common stock from the Company. An addition to the loan of $7,500 was made when the President and Chief Executive Officer assumed this amount that was owed by the Company to a third party lender. The total balance of $15,606 at November 30, 2014 is due on demand, is non-interest bearing and has no repayment date. The details of the due to related party account are summarized as follows:

	November 30, 2014	August 31, 2014

Beginning balance	$8,342	$28,792
Cash loan	7,264	1,000
Assumption of accounts payable owed to third parties		71,550
Assumption of portion of note payable owed to third party		7,500
Used to purchase common stock, described below	-	(100,500)
	$15,606	$8,342

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

9	SUBSEQUENT EVENT

On December 12, 2014, the Company entered into a consulting agreement with an individual to provide services and advice for mergers and acquisitions. The terms of the agreement call for payment of $18,000 in cash and issue of 410,000 shares of the Company’s restricted common stock, which was valued at $41,000 based on the trading price of the common stock on the date of the transaction.

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

MINING - The Company is currently pursuing gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. If successful, the Company plans to concentrate its efforts to develop these properties. At November 30, 2014 and August 31, 2014, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming. The rare earth and precious metals leases are approximately 5-15 miles from Bear Lodge Mountain near Sundance, Wyoming. The U.S. Geological Survey has studied Bear Lodge Mountain extensively (USGS Prof. paper #1049-D) and has estimated it contains one of the largest deposits of disseminated rare earth elements in North America.

UNDEVELOPED LEASEHOLD NOT BEING AMORTIZED - The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. At November 30, 2014 and August 31, 2014, the Company had sold all of its remaining mineral leases and retained a 1% overriding royalty interest in the majority of the properties. As of May 31, 2014, the Company had collected approximately $89,000 from sales of leases and royalty interests. The Company is negotiating with energy companies to develop the potential resources that may be contained in these properties.

Liquidity, Capital Resources and Going Concern

Historical information - The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $4,527,921 through November 30, 2014, and incurred a loss of $19,588 for the three months then ended.

The Company is currently attempting to secure financing in Europe. There can be no assurance that the Company will be able to complete this financing.

Undeveloped oil and gas leasehold interests - The Company has been the successful bidder in United States Government auctions to purchase certain oil and gas lease rights. The Company has entered into agreements and then sold, by assignment, the rights, title and interest in certain of these leases and retained an over-riding royalty interest. Revenue from these transactions is accounted for using the full cost method of accounting. At November 30, 2014 all leases covering oil and gas lease rights had been sold with an overriding royalty interest retained and the Company had collected approximately $89,000 from sales of these leases and royalty interests. As of November 30, 2014, the operators of some of the leases have drilled non-productive wells and the Company is not currently deriving any additional revenue from the overriding royalty interests.

Oil and gas drilling activity - During 2008, the Company prepaid $119,011 as estimated drilling and completion costs for a 25% working interest in three wells in Washington County, Oklahoma. Two of the wells were completed in September and October 2008 and the third well was abandoned in 2010. During 2009, the Company advanced an additional $42,000, net, to apply toward workover of three additional wells. The work on the workover wells was completed during 2010 without obtaining commercial production. These workovers proved unsuccessful and the wells were all abandoned. Effective October 1, 2010, the Company’s interest in the two producing wells were sold.

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

At November 30, 2014 our current assets were $11,581 (August 31, 2014:$20,357) and our current liabilities were $176,408 (August 31, 2014:$166,268), which resulted in a working capital deficit of $164,827 (August 31, 2014:$145,911).

At November 30, 2014 our current assets consisted of cash in the amount of $80 (August 31, 2014:$288) and marketable securities of $11,501 (August 31, 2014:$20,069). At November 30, 2014 ($176,408) and August 31, 2014 ($166,268), our total liabilities were all current liabilities and consisted of accounts payable and accrued expenses of $77,617 (August 31, 2014:$74,741); convertible notes payable of $49,400 (August 31, 2014:$49,400); note payable of $33,785 (August 31, 2014:$33,785); and due to related party of $15,606 (August 31, 2014:$8,342).

Total assets at November 30, 2014 amounted to $24,481 (August 31, 2014:$33,257) and included current assets of $11,581 (August 31, 2014:$20,357) and an investment in mining leases of $12,900 (August 31, 2014:$12,900). The decline in total assets of $8,776 was primarily the result of the decline in marketable securities of $8,568).

At November 30, 2014, our total liabilities and our current liabilities of $176,408 (August 31, 2014:$166,268) increased $10,140. The increase consists of additional loans from a related party of $7,264 and an increase in accounts payable and accrued expenses of $2,876.

Stockholders’ deficit increased from ($133,011) at August 31, 2014 to ($151,927) at November 30, 2014.

Evaluation of the amounts and certainty of cash flows – Currently the Company has no revenue and relies on its CEO and loans to fund operations. There can be no assurance that the CEO will be able to continue to fund operations or obtain loans.

Cash flows used in operating activities

During the three months ended November 30, 2014 and 2013, the Company used cash in operations of ($8,144) and ($9,196), respectively. Cash flow used in operations during the 2014 period consisted of a net loss of ($19,588) (2013:($69,117)); amortization of stock option cost $0 (2013:$22,798); and change in other assets and liabilities of marketable securities of ($8,568) (2013:$0) and accounts payable and accrued expenses of $2,876 (2013:$37,023).

Cash flows from investing activities

During the three months ended November 30, 2014, the Company had cash provided from investing activities of $672 (2013:$0) which consisted of proceeds from sale of treasury stock of $898 less the purchase of treasury stock of $226.

Cash flows from financing activities

During the three months ended November 30, 2014, the Company had cash provided by financing activities of $7,264, which came from related party loans. During the three months ended November 30, 2013, the Company had cash provided by financing activities of $38,850, which consisted of loan proceeds of $52,000 less $13,150 in loan repayment.

MATERIAL COMMITMENTS

During fiscal year 2015, the Company has the following material commitments.

Convertible notes payable - Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes bear interest at 2% per annum and were due on October 31, 2011. Total accrued interest for the convertible notes payable as of November 30, 2014 and August 31, 2014 are $3,214 and $2,964, respectively. The notes are currently past due. On September 11, 2011, the board of directors authorized the Company to issue up to 40,000,000 shares of its common stock in exchange for the notes, limited to a maximum of 9.9% of the total outstanding shares. On October 1, 2013, the parties agreed to a conversion price of $0.001 per share. At November 30, 2014, up to 1,175,818 of the Company’s common shares could be issued for a portion of the convertible notes payable due to the 9.9% limitation.

Note payable - On March 10, 2013, the Company arranged a non-interest bearing demand loan with an individual in the amount of $149,000, which has a balance of $33,785 at November 30, 2014 and August 31, 2014, respectively. The balance of $33,785 at November 30, 2014 and August 31, 2014 included accrued interest of $700 and $700, respectively.

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

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

Our net loss for the three months ended November 30, 2014 and 2013 was $19,588 and $69,017, respectively, a decrease of $49,424.

We had no revenue during the three months ended November 30, 2014 or 2013.

Selling, general and administrative expense

During the three months ended November 30, 2014 and 2013, our selling, general and administrative expenses amounted to $10,697 and $59,154, as follows:

	2014	2013

Accounting and auditing	$6,430	$8,035
Consulting fees	1,560	44,048
New York city and state franchise tax, interest and penalties	-	5,016
Other	2,707	2,055
	$10,697	$59,154

Accounting and auditing expense declined $1,605 from $8,035 in 2013 to $6,430 in 2014 primarily due to a decline in audit costs.

Consulting fees declined $42,485 from $44,048 in 2013 to $1,560 in 2014. The amount in 2013 is the accrual of compensation to be paid with common stock and the amortization of the cost of an associated option. These costs were reversed in the last quarter of fiscal year ended August 31, 2014 when the agreements were cancelled. The expense of $1,560 in 2014 is for a geologist in Romania.

New York city and state franchise tax, interest and penalties in 2013 includes the franchise taxes, interest and penalties for several years delinquent franchise tax returns filed and paid during the 2013 period.

Other expenses (income)

Other expense (income) for the three months ended November 30, 2014 and 2013 of $8,891 and $9,863, respectively, follows.

	2014	2013

Other (income)	$(103)	$(100)
Loss (gain) on commodities trading	8,743	(3,015)
Interest expense	251	12,978
	$8,891	$9,863

Loss (gain) on commodities trading amounted to a loss of $8,743 in 2014 and a gain of $3,015 in 2013.

Interest expense amounted to $251 in 2014 and $12,978 in 2013, a decline of $12,727. The 2013 amount included $12,732 in loan fee amortization which was paid with common stock.

Thus, the Company’s net loss for the quarters ended November 30, 2014 and 2013 amounted to $19,588 ($0.00 per share) and $69,017 ($0.38 per share), respectively. The weighted average number of shares outstanding during the 2014 period was 8,251,702 and for the 2013 period was 179,527.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2014. Our management has determined that, as of the date of this report, the Company’s disclosure controls and procedures are not effective for reasons disclosed in the Form 10-K dated August 31, 2014.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended November 30, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

None

Item 1A:	RISK FACTORS

Not applicable.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2014, the board of directors of the Company approved issuing 410,000 shares of its common stock to an unrelated individual pursuant to a consulting agreement.

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

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 8, 2015

Royal Energy Resources, Inc.

By:	/s/ Jacob Roth
Jacob Roth
President, CEO and CFO

