Form 10-Q
period 2015-02-28
Royal Energy Resources, Inc.
filed 2015-04-16
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

or

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

56 Broad Street, Suite 2, Charleston, SC 29401
(Address of Principal Executive Offices) (Zip Code)

843-900-7693

(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,914,609 shares of common stock issued and outstanding as of April 14, 2015.

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

PART I - Financial Information

Item 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	February 28, 2015	August 31, 2014
	(Unaudited)	(Audited)
Assets (Note 7)
Current assets
Cash	$17	$288
Marketable securities	-	20,069
Total current assets	17	20,357
Energy properties:
Mining properties	12,900	12,900
Accumulated depreciation, depletion and amortization	-	-
Net properties	12,900	12,900
Total assets	$12,917	$33,257

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$98,962	$74,741
Convertible notes payable	49,400	49,400
Notes payable	33,785	33,785
Due to related party	21,694	8,342
Total current liabilities	203,841	166,268

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 100,000 shares issued and outstanding at February 28, 2015 and at August 31, 2014	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 8,664,609 and 8,254,609 shares issued and 8,664,609 and 8,249,317 shares outstanding at February 28, 2015 and August 31, 2014, respectively	87	83
Additional paid-in capital	4,416,819	4,378,385
Accumulated deficit	(4,607,831)	(4,508,333)
Treasury stock at cost (5,292 shares at August 31, 2014)	-	(3,147)
Total stockholders’ deficit	(190,924)	(133,011)
Total liabilities and stockholders’ deficit	$12,917	$33,257

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Three and six months ended February 28, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Oil and gas production	$-	$-	$-	$-
Total revenues	-	-	-	-
Costs and expenses:
Selling, general and administrative expense	77,745	47,464	88,442	106,619
Total costs and expenses	77,745	47,464	88,442	106,619
Loss from operations	(77,745)	(47,464)	(88,442)	(106,619)
Other expenses (income):
Other income	-	-	(103)	(100)
Loss (gain) on comodities trading	1,917	(1,542)	10,660	(4,558)
Interest expense	248	8,136	499	21,114
Total other expense (income)	2,165	6,594	11,056	16,456
Net loss	$(79,910)	$(54,058)	$(99,498)	$(123,075)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.06)

Weighted average shares outstanding, basic and diluted	8,609,839	3,997,665	8,429,781	2,078,048

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Six Months Ended February 28, 2015 and 2014

(Unaudited)

	Six months ended
	February 28,
	2015	2014

Cash flows from operating activities
Net loss	$(99,498)	$(123,075)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of stock option cost	-	45,929
Loan extension fee paid with common stock		20,625
Value of common shares issued for services	41,000
Change in other assets and liabilities:
Marketable securities	20,069	-
Accounts payable and accrued expenses	24,221	40,004
Net cash used in operations	(14,208)	(16,517)

Cash flows from investing activities
Proceeds from sale of treasury stock	921	-
Purchase of treasury stock	(336)	-
Net cash provided by investing activities	585	-

Cash flows from financing activities
Proceeds of related party loans	13,352	1,000
Loan proceeds	-	73,000
Loan repayment	-	(45,100)
Net cash provided by financing activities	13,352	28,900

Net increase (decrease) in cash and cash equivalents	(271)	12,383
Cash, beginning of period	288	32,541
Cash, end of period	$17	$44,924

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) and its wholly owned subsidiaries S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation and Development Resources, Inc. (“DRI”), a Delaware corporation. SCGCR and DRI had no operations as of February 28, 2015.

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

The results of operations for the three and six months ended February 28, 2015 are not necessarily indicative of the results to be expected for the entire year.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. (“Webmarketing”). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc.

Since 2007, the Company pursued gold, silver, copper and rare earth metal mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company would begin a series of transactions to sell all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, planning to purchase a group of synergistic, long-lived energy assets, by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 13, 2015, the Company executed an agreement for the first acquisition in furtherance of its change in principle operations. See Notes 7 and 10.

2	GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $4,607,831 through February 28, 2015, and incurred a loss of $99,498 for the six months then ended.

Investments in the Company’s common stock involve a high degree of risk and could result in a total loss of the investment.

3	MARKETABLE SECURITIES

The Company purchased several commodities positions, principally in wheat and soybeans, which were due within three to four months. All contracts were closed during the quarter ended February 28, 2015 and were valued at August 31, 2014, at $20,069.

4	ENERGY PROPERTIES

At February 28, 2015 and August 31, 2014, the Company held the lease for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming.

5	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of February 28, 2015 and August 31, 2014.

	February 28, 2015	August 31, 2014

Trade accounts payable	$47,500	$41,777
Consulting fees payable	48,000	30,000
Accrued interest	3,462	2,964
	$98,962	$74,741

6	CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Notes payable consist of the following at February 28, 2015 and August 31, 2014. All notes were repaid in March 2015 with proceeds of the loan obtained on March 6, 2015. See Note 10.

	February 28, 2015	August 31, 2014
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	$29,900	$29,900
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding); past due	19,500	19,500
Total convertible notes payable	49,400	49,400
Note payable; non-interest bearing; due on demand	33,785	33,785
	$83,185	$83,185

Convertible notes payable

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes bear interest at 2% per annum and were due on October 31, 2011. Total accrued interest for the convertible notes payable as of February 28, 2015 and August 31, 2014 are $3,462 and $2,964, respectively. The notes are currently past due. On September 11, 2011, the board of directors authorized the Company to issue up to 40,000,000 shares of its common stock in exchange for the notes, limited to a maximum of 9.9% of the total outstanding shares. On October 1, 2013, the parties agreed to a conversion price of $0.001 per share. At February 28, 2015, up to 810,692 of the Company’s common shares could be issued for a portion of the convertible notes payable due to the 9.9% limitation.

Note payable

On March 10, 2013, the Company arranged a non-interest bearing demand loan with an individual in the amount of $149,000, which has a balance of $33,785 at February 28, 2015 and August 31, 2014, respectively. The balance of $33,785 at February 28, 2015 and August 31, 2014 included imputed interest of $700 and $700, respectively.

7	SUBSIDIARY OPTION AGREEMENT

Effective January 31, 2015, the Company entered into a Subsidiaries Option Agreement with Jacob Roth, the Chairman and Chief Executive Officer of the Company. Under the Subsidiaries Option Agreement, the Company conveyed all of its assets to S.C. Golden Carpathan Resources, S.R.L., a Romanian corporation, and Development Resources, Inc., a Delaware corporation (the “Subsidiaries”), to the extent any assets were not already owned by the Subsidiaries. The Subsidiaries Option Agreement also granted Mr. Roth an option to acquire the Subsidiaries for 49,000 shares of Series A Preferred Stock owned by Mr. Roth. The Subsidiaries Option Agreement also granted the Company a put option to acquire 49,000 shares of Series A Preferred Stock owned by Mr. Roth in consideration for the Subsidiaries. Both options may be exercised at any time within 45 days after closing of the stock purchase agreement among Mr. Roth, E-Starts Money Co. and William Tuorto on March 6, 2015. See Note 10.

8	STOCKHOLDERS’ EQUITY

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $.00001. At February 28, 2015, 8,664,609 shares were issued and outstanding. At August 31, 2014, 8,254,609 shares were issued, 5,292 shares were in treasury stock and 8,249,317 shares were outstanding.

Series A preferred stock

In November 2007, the Company amended its charter to authorize issuance of up to 10,000,000 shares of its $0.00001 preferred stock. The amendment became effective on December 12, 2007, upon filing with the Delaware secretary of state. In December 2007 the Company issued 100,000 shares of its Series A Preferred Stock to its President and Chief Executive Officer for $1,000. The certificate of designation of the Series A Preferred Stock provides: the holders of Series A preferred stock shall be entitled to receive dividends when, as and if declared by the board of directors of the Company; participates with common stock upon liquidation; convertible into one share of common stock; and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote. See Note 7.

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at February 28, 2015.

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

9	RELATED PARTY TRANSACTIONS

See Note 7.

The President and Chief Executive Officer of the Company made loans and advances to the Company since its inception. During fiscal 2005, the total amount of $6,560 was contributed to the capital of the Company.

Due to related party at February 28, 2015 and August 31, 2014 amounted to $21,694 and $8,342, respectively. The President and Chief Executive Officer of the Company made a loan to the Company of $13,352 during the six months ended February 28, 2015. The details of the due to related party account are summarized as follows:

	February 28, 2015	August 31, 2014

Beginning balance	$8,342	$28,792
Cash loan	13,352	1,000
Assumption of accounts payable owed to third parties		71,550
Assumption of portion of note payable owed to third party		7,500
Used to purchase common stock, described below	-	(100,500)
	$21,694	$8,342

10	SUBSEQUENT EVENTS

Change in control

On March 6, 2015, Jacob Roth, the holder of an aggregate of 6,783,400 shares of Common Stock of the Company, representing approximately 78.28% of the issued and outstanding shares of Common Stock of the Company, sold 6,778,400 of his shares of Common Stock to E-Starts Money Co. (“E-Starts”), a Delaware corporation, for $39,105. At the same time, Mr. Roth, the holder of 100,000 shares of Series A Preferred Stock, representing 100% of the issued and outstanding shares of Series A Preferred Stock, sold 51,000 shares of his Series A Preferred Stock to William L. Tuorto for $1,000.

On March 6, 2015, E-Starts acquired an additional 410,160 shares of Common Stock from a minority shareholder, representing an additional 4.73% ownership interest in the Company, for $32,314. On March 6, 2015, Mr. Tuorto also acquired 810,316 shares of Common Stock for his own account from a minority shareholder, representing 9.38% of the issued and outstanding shares of Common Stock of the Company, for $63,839.

Mr. Tuorto owns E-Starts. As a result of the transactions on March 6, 2015, Mr. Tuorto and E-Starts own Common Stock representing approximately 92.41% of the issued and outstanding shares of Common Stock, and Series A Preferred Stock representing 51% of the issued and outstanding shares of Series A Preferred Stock. The purchases of common stock by E-Starts and Mr. Tuorto were financed with a combination of personal savings of Mr. Tuorto and loan proceeds.

In connection with Mr. Tuorto’s acquisition of a majority of the Common Stock and Preferred Stock in the transactions described above, (i) Frimet Taub resigned as a director and from all positions as an officer, employee, or independent contractor to the Company; (ii) Mr. Tuorto was appointed to the board seat vacated by Ms. Taub; (iii) Mr. Roth resigned as chairman of the board and Mr. Tuorto was appointed chairman of the board; (iv) Mr. Roth resigned as the Chief Executive Officer and Chief Financial Officer of the Company, and any other position as an officer, employee or independent contractor to the Company, and Mr. Tuorto was appointed as the Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer of the Company; and (v) Mr. Roth resigned as a director of the Company, provided that his resignation is subject to and not effective until the close of business on the 10th day after the Company distributes an information statement to its shareholders in accordance with SEC Rule 14f-1.

Agreement with Shareholder

On March 6, 2015, the Company entered into an agreement with a Shareholder of the Company. The agreement bars the Company from implementing a reverse split prior to July 31, 2015. The agreement also contains an anti-dilution clause, under which the Company would be obligated to issue the Shareholder additional shares sufficient to maintain his proportional interest in the Company in the event the Company’s issued and outstanding common stock exceeds 20,000,000 prior to April 20, 2015.

Loan Proceeds

On March 6, 2015, the Company borrowed $203,593 from E-Starts pursuant to a demand promissory note which bears interest at six percent per annum. The proceeds were used by the Company to repay all of its indebtedness.

Issuance of Shares

On March 9, 2015, the Company issued 250,000 shares of common stock to an investor in consideration for an aggregate investment of $50,000.

Office Lease

Effective April 1, 2015 the Company entered into an oral sub-lease agreement with E-Starts to lease office space for the Company’s headquarters located at 56 Broad Street, Suite 2, Charleston, South Carolina 29401. The sub-lease agreement provides for monthly rent of $1,400, and has a term of one year.

Appointment of Secretary

On March 21, 2015, Ronald Phillips was appointed to the position of Secretary to the Company. Mr. Phillips replaces the position temporarily held by William Tuorto on an interim basis since the change of control of the Company on March 6, 2015.

Acquisition of Blaze Minerals, LLC

On April 13, 2015 the Company entered into a Securities Exchange Agreement with Wastech, Inc. (“Wastech”), under which the Company would acquire all of the issued and outstanding membership units of Blaze Minerals, LLC (“Blaze Mineral”). Blaze Minerals owns 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia (the “Mineral Rights”). The coalbed methane rights were previously leased to a predecessor in interest to CONSOL Energy, Inc. until 2013, and current operations consist of the receipt of royalties as a result of wells drilled during the leasehold. The Mineral Rights were independently evaluated in 2010 and were estimated to contain approximately 523,000,000 tons of in-place coal reserves, and in 2014 were re-evaluated, updated and estimated to contain 889,720,000 tons of in-place coal reserves.

In consideration for the acquisition and exchange of Blaze Minerals, the Company would issue 2,421,309 shares of RER common stock to Wastech (the “Royal Stock”). The Royal Stock to be issued is subject to adjustment at closing determined as follows: (a) the 40,976 net acres, (b) multiplied by $650.00 per acre, and (c) divided by the closing price of RER’s common stock on the date of closing. The closing of the definitive agreement is scheduled on or before April 19, 2015. Notwithstanding the foregoing, in no event shall the amount of common stock issuable to Wastech be less than 2,074,493 shares.

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

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company would begin a series of transactions to sell all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, planning to purchase a group of synergistic, long-lived energy assets, by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 13, 2015, the Company executed an agreement for the first acquisition in furtherance of its change in principle operations. See Notes 7 and 10.

Liquidity, Capital Resources and Going Concern

Historical information - The Company does not have any established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $4,592,658 through February 28, 2015, and incurred a loss of $84,325 for the six months then ended.

At February 28, 2015 and August 31, 2014, our current assets were $17 and $20,537, respectively, and our current liabilities were $203,841 and 166,268, respectively, which resulted in a working capital deficit of $203,824 and $145,911, respectively.

At February 28, 2015 and August 31, 2014, our current assets consisted of cash in the amount of $17 and $288, respectively, and marketable securities of $0 and $20,069, respectively. At February 28, 2015 and August 31, 2014, our current liabilities consisted of the following:

	February 28, 2015	August 31, 2014

Accounts payable and accrued expenses	$98,962	$74,741
Convertible notes payable	49,400	49,400
Note payable	33,785	33,785
Due to related party	21,694	8,342
	$203,841	$166,268

Total assets at February 28, 2015 and August 31, 2014 amounted to $12,917 and $33,257, respectively. At February 28, 2015, assets consisted of current assets of $17 and an investment in mining leases of $12,900, as compared to current assets of $20,357 and an investment in mining lease of $12,900 at August 31, 2014. The decline in total assets of $20,340 was primarily the result of the liquidation of marketable securities with a carrying value of $20,069 at August 31, 2014, and the use of the proceeds to pay general and administrative expenses.

At February 28, 2015, our total liabilities and our current liabilities of $203,841 increased $37,573 from $166,268 at August 31, 2014. The increase consists of additional loans from a related party of $13,352 and an increase in accounts payable and accrued expenses of $24,221.

Stockholders’ deficit increased from ($133,011) at August 31, 2014 to ($190,924) at February 28, 2015.

Evaluation of the amounts and certainty of cash flows – Previously the Company had no revenue and relied on its CEO and loans to fund operations. There can be no assurance that the new CEO will be able to fund future operations, sell capital stock or obtain loans.

Cash flows used in operating activities

During the six months ended February 28, 2015 and 2014, the Company used cash in operations of ($14,208) and ($16,517), respectively. Cash flow used in operations during the 2015 period consisted of a net loss of ($99,498), and a decrease in other assets of $20,069, offset by an increase in accounts payable and accrued expenses of $24,221.

Cash flow used in operations during the 2014 period consisted of a net loss of ($123,075), the amortization of stock option cost $45,929, an increase in other assets of ($20,069), and a decrease in accounts payable and accrued expenses of $40,004.

Cash flows from investing activities

During the six months ended February 28, 2015, the Company had cash provided from investing activities of $585, which consisted of proceeds from sale of treasury stock of $921 less the purchase of treasury stock of $336, as compared to no cash provided by investing activities in the six months ended February 28, 2014.

Cash flows from financing activities

During the six months ended February 28, 2015, the Company had cash provided by financing activities of $13,352, which came from related party loans. During the six months ended February 28, 2014, the Company had cash provided by financing activities of $28,900, which consisted of a related party loan of $1,000 and loan proceeds of $73,000 less $45,100 in loan repayment.

MATERIAL COMMITMENTS

As of February 28, 2015, the Company had the following material commitments. These obligations were all repaid in March 2015 with the loan proceeds discussed in Note 10 to the consolidated financial statements.

Convertible notes payable - Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes bear interest at 2% per annum and were due on October 31, 2011. Total accrued interest for the convertible notes payable as of February 28, 2015 and August 31, 2014 are $3,462 and $2,964, respectively. The notes are currently past due. On September 11, 2011, the board of directors authorized the Company to issue up to 40,000,000 shares of its common stock in exchange for the notes, limited to a maximum of 9.9% of the total outstanding shares. On October 1, 2013, the parties agreed to a conversion price of $0.001 per share. At February 28, 2015, up to 810,692 of the Company’s common shares could be issued for a portion of the convertible notes payable due to the 9.9% limitation.

Note payable - On March 10, 2013, the Company arranged a non-interest bearing demand loan with an individual in the amount of $149,000, which has a balance of $33,785 at February 28, 2015 and August 31, 2014, respectively. The balance of $33,785 at February 28, 2015 and August 31, 2014 included accrued interest of $700 and $700, respectively.

Cash requirements and capital expenditures – The Company has not had any recent capital expenditures.

Known trends and uncertainties – The Company is initiating a new business direction as a North American energy recovery company. The uncertainty of the economy may increase the difficulty of raising funds to support the new energy recovery business.

What balance sheet, income or cash flow items should be considered in assessing liquidity – We will require funding to finance our planned energy recovery developments, which if successful could materially impact the current capital structure.

Our prospective sources for and uses of cash – The Company will require financing to be used to fulfill its energy recovery development plans. There can be no assurance that the Company will be successful.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

We had no revenue during the three months ended February 28, 2015 or 2014.

Our net loss for the three months ended February 28, 2015 and 2014 was $79,910 and $54,058, respectively, an increase of $25,852.

Selling, general and administrative expense

During the three months ended February 28, 2015 and 2014, our selling, general and administrative expenses amounted to $77,745 and $47,464, as follows:

	2015	2014

Accounting and auditing	$1,345	$1,255
Other professional services	10,080	-
Consulting fees	59,000	42,746
Office expenses	5,093	-
New York city and state franchise tax, interest and penalties	-	435
Other	2,227	3,028
	$77,745	$47,464

Other professional services in 2015 amounted to $10,080 and represented legal fees related to the sales transaction completed in March 2015. See Note 10 to the consolidated financial statements.

Consulting fees increased $16,254 from $42,746 in 2014 to $59,000 in 2015. The amount in 2014 is the accrual of compensation to be paid with common stock and the amortization of the cost of an associated option. These costs were reversed in the last quarter of fiscal year ended August 31, 2014 when the agreements were cancelled. The expense of $59,000 in 2015 is for consulting fees discussed in Note 7 to the financial statements.

Office expenses of $5,093 in 2015 were primarily related to costs associated with the sale completed in March 2015. See Note 10 to the consolidated financial statements.

Other expenses (income)

Other expense (income) for the three months ended February 28, 2015 and 2014 of $2,165 and $6,594, respectively, follows.

14

	2015	2014

Loss (gain) on commodities trading	$1,917	$(1,542)
Interest expense	248	8,136
	$2,165	$6,594

Loss (gain) on commodities trading amounted to a loss of $1,917 in 2015 and a gain of $1,542 in 2014.

Interest expense amounted to $248 in 2015 and $8,136 in 2014, a decline of $7,888. The 2014 amount included $7,888 in loan fee amortization which was paid with common stock.

Thus, the Company’s net loss for the quarters ended February 28, 2015 and 2014 amounted to $64,737 ($0.01 per share) and $54,058 ($0.01 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 8,609,839 shares and for the 2014 period was 3,997,665 shares.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

We had no revenue during the six months ended February 28, 2015 or 2014.

Our net loss for the six months ended February 28, 2015 and 2014 was $99,498 and $123,075, respectively, a decrease of $23,577.

Selling, general and administrative expense

During the six months ended February 28, 2015 and 2014, our selling, general and administrative expenses amounted to $88,442 and $106,619, as follows:

	2015	2014

Accounting and auditing	$7,775	$9,290
Other professional services	10,080	-
Consulting fees	60,560	86,794
Office expenses	5,093	-
New York city and state franchise tax, interest and penalties	-	5,451
Other	4,934	5,084
	$88,442	$106,619

Accounting and auditing fees declined $1,515 from $9,290 in 2014 to $7,775 in 2015. The decline is primarily due to lower fees for the audit.

Other professional services in 2015 amounted to $10,080 and represented legal fees related to the sales transaction completed in March 2015. See Note 10 to the consolidated financial statements.

Consulting fees decreased $26,234 from $86,794 in 2014 to $60,560 in 2015. The amount in 2014 is the accrual of compensation to be paid with common stock and the amortization of the cost of an associated option. These costs were reversed in the last quarter of fiscal year ended August 31, 2014 when the agreements were cancelled. The expense in 2015 consists of $59,000 for the consulting fees discussed in Note 7 to the financial statements and professional fees in Romania to review reserves at a potential mining location.

Office expenses of $5,093 in 2015 were primarily related to costs associated with the sale completed in March 2015. See Note 10 to the consolidated financial statements.

Other expenses (income)

Other expense (income) for the six months ended February 28, 2015 and 2014 of $11,056 and $21,114, respectively, follows.

	2015	2014

Loss (gain) on commodities trading	$10,660	$(4,558)
Other (income)	(103)	(100)
Interest expense	499	21,114
	$11,056	$16,456

Loss (gain) on commodities trading amounted to a loss of $10,660 in 2015 and a gain of $4,558 in 2014. The Company has discontinued commodities trading.

Interest expense amounted to $499 in 2015 and $21,114 in 2014, a decline of $20,615. The 2014 amount included $20,625 in loan fee amortization which was paid with common stock.

Thus, the Company’s net loss for the six month periods ended February 28, 2015 and 2014 amounted to $99,498 ($0.01 per share) and $123,075 ($0.06 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 8,429,781 shares and for the 2014 period was 2,078,048 shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2015. Our management has determined that, as of the date of this report, the Company’s disclosure controls and procedures are not effective for reasons disclosed in the Form 10-K dated August 31, 2014.

(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting or in other factors that could significantly affect these controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended February 28, 2015, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2014, the board of directors of the Company approved the issuance of 410,000 shares of its common stock to an unrelated individual pursuant to a consulting agreement.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3: Defaults upon Senior Securities.

None

Item 4: mine safety disclosures.

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

Date: April 16, 2015

Royal Energy Resources, Inc.

By:	/s/ William L. Tuorto
William L. Tuorto
President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

