Form 10-Q
period 2015-05-31
Royal Energy Resources, Inc.
filed 2015-07-15
CIK 1102392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,068,230 shares of common stock issued and outstanding as of June 30, 2015.

2

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2015	August 31, 2014

Assets
Current assets
Cash	$11,337	$288
Prepaid expenses	19,400	-
Marketable securities	-	20,069
Total current assets	30,737	20,357
Property, plant and equipment:
Coal lands and mineral rights	7,009,053	-
Rare earth and precious metals property	-	12,900
Accumulated depreciation, depletion and amortization	-	-
Net properties	7,009,053	12,900
Total assets	$7,039,790	$33,257

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Note payable - related party	$203,593	$-
Accounts payable and accrued expenses	76,182	74,741
Related party advances	13,314	8,342
Convertible notes payable	-	49,400
Notes payable	-	33,785
Total current liabilities	293,089	166,268

Stockholders’ Equity (Deficit)
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 51,000 shares issued and outstanding at May 31, 2015 and 100,000 shares issued and outstanding at August 31, 2014	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 11,718,230 shares issued and outstanding at May 31, 2015 and 8,254,609 shares issued and 8,249,317 shares outstanding at August 31, 2014	117	83
Additional paid-in capital	11,406,333	4,378,385
Accumulated deficit	(4,659,750)	(4,508,333)
Treasury stock at cost (5,292 shares at August 31, 2014)	-	(3,147)
Total stockholders’ equity (deficit)	6,746,701	(133,011)
Total liabilities and stockholders’ equity (deficit)	$7,039,790	$33,257

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Three and nine months ended May 31, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expense	49,250	66,072	137,588	172,590
Total costs and expenses	49,250	66,072	137,588	172,590
Loss from operations	(49,250)	(66,072)	(137,588)	(172,590)
Other expenses (income):
Loss (gain) on comodities trading	-	13,374	10,660	8,817
Interest expense
Related party	2,918	-	2,918	-
Other	(248)	249	251	21,363
Total other expense (income)	2,670	13,623	13,829	30,180
Net loss	$(51,920)	$(79,695)	$(151,417)	$(202,770)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average shares outstanding, basic and diluted	10,352,911	8,758,722	9,077,869	4,329,411

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended May 31, 2015 and 2014

(Unaudited)

	Nine Months Ended
	May 31,
	2015	2014

Cash flows from operating activities
Net loss	$(151,417)	$(202,770)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of stock option cost	-	69,574
Loan extension fee paid with common stock	-	20,625
Common stock issued for services	41,000	4,000
Loss on sale of marketable securities	10,660	-
Change in other assets and liablities:
Prepaid expenses	(19,410)	-
Accounts payable and accrued expenses	(52,240)	73,389
Net cash used in operations	(171,407)	(35,182)

Cash flows from investing activities
Proceeds from sale of treasury stock	921	-
Proceeds from marketable securities	9,409	-
Purchase of treasury stock	(336)	(2,597)
Investment in rare earth and precious metals property	-	(2,140)
Net cash provided by (used in) investing activities	9,994	(4,737)

Cash flows from financing activities
Proceeds of related party loans (former principal shareholder)	13,352	1,000
Repayment of related party loans (former principal shareholder)	(21,694)	-
Common stock sold for cash	50,000	-
Loan proceeds	-	75,000
Loan proceeds related party	203,593	-
Advances from related party	10,396	-
Loan repayment	(83,185)	(51,800)
Net cash provided by financing activities	172,462	24,200

Net increase (decrease) in cash and cash equivalents	11,049	(15,719)
Cash, beginning of period	288	32,541
Cash, end of period	$11,337	$16,822

Supplemental cash flow information
Cash paid for interest	$3,214	$-
Cash paid for income taxes	-	-

Common stock issued for Blaze Minerals mineral interests	$7,009,053	$-
Liabilities assumed in acquisition of Blaze Minerals mineral rights	$56,598	$-
Preferred stock acquired in exchange for former subsidiaries	$12,910	$-

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“RER”) and its wholly owned subsidiary Blaze Minerals, LLC (“Blaze”), a West Virginia limited liability company, at May 31, 2015 and its wholly owned subsidiaries S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation and Development Resources, Inc. (“DRI”), a Delaware corporation until April 20, 2015 when the Company exercised its put option to acquire 49,000 shares of its Series A Preferred Stock owned by Mr. Roth, former principal shareholder of the Company, in exchange for the Company’s subsidiaries SCGCR and DRI. The 49,000 shares of Series A Preferred Stock were cancelled. SCGCR and DRI had no operations while owned by the Company.

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

The results of operations for the three and nine months ended May 31, 2015 are not necessarily indicative of the results to be expected for the entire year, or any other period.

Organization and nature of business

RER is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. (“Webmarketing”). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc.

Since 2007, the Company pursued gold, silver, copper and rare earth metal mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions to sell all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, planning to purchase a group of synergistic, long-lived energy assets, by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 13, 2015, the Company executed an agreement for the first acquisition in furtherance of its change in principle operations.

Accounting policies

Inventories

Coal inventories are stated at the lower of average cost or market. The cost of coal inventories is determined based on the average cost of production, which includes all costs incurred to extract, transport and process the coal. Market represents the estimated replacement cost, subject to a floor and ceiling, which considers the future sales price of the product as well as remaining estimated preparation and selling costs. Coal is reported as inventory at the point in time the coal is extracted from the mine. The Company did not have any inventory at May 31, 2015.

Advanced Mining Royalties

Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for mining royalties as necessary using the specific identification method. Advance royalty balances are generally charged off against the allowance when they are no longer recoupable. The Company did not have any advance royalties at May 31, 2015.

Property, Equipment and Mine Development Costs

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probably reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to 20 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend useful lives or improve productivity are capitalized and depreciated of the period benefited. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in cost of coal sales.

Owned and Leased Mineral Rights and Land

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is included in depreciation, depletion and amortization on the accompanying Consolidated Statements of Operations.

Asset Impairment and Disposal of Long-Lived Assets

Long-lived assets, such as property, equipment, mined development costs, and owned and leased mineral rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed would be presented separately in the Consolidated Balance Sheet.

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and will dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations will consist principally of costs to reclaim acreage disturbed at surface operations, estimated costs to reclaim support acreage, treat mine water discharge and perform other related functions at underground mines. The Company will record these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to cost of coal sales. Over time, the liability is accreted and any capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company will annually review its estimated future cash flows for its asset retirement obligations. At May 31, 2015, the Company had not established any asset retirement obligations.

Revenue Recognition

The Company earns revenues through the sale of coal and recognizes revenue using the following general revenue recognition criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonable assured.

Delivery on our coal sales is determined to be complete for revenue recognition purposes when title and risk of loss has passed to the customer in accordance with stated contractual terms and there are no other future obligations related to the shipment. Title and risk of loss generally passes as the coal is loaded into transport carriers for delivery to the customer.

Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling cost and freight and handling revenues, respectively.

2	GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $4,659,750 through May 31, 2015, and incurred a loss of $151,417 for the nine months then ended.

3	MARKETABLE SECURITIES

Marketable securities consist of several commodities positions, principally in wheat and soybeans, purchased by the Company which were due within three to four months. All contracts were closed during the quarter ended February 28, 2015. At August 31, 2014, the contracts were valued, at $20,069.

4	PROPERTY, PLANT AND EQUIPMENT

Acquisition of Blaze Minerals, LLC

On April 13, 2015 the Company entered into a Securities Exchange Agreement with Wastech, Inc. (“Wastech”), under which the Company acquired all of the issued and outstanding membership units of Blaze Minerals, LLC (“Blaze Minerals”). Blaze Minerals owns 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia (the “Mineral Rights”). The Company completed the acquisition on April 17, 2015, when it issued 2,803,621 shares of common stock. The Company has recorded the value of the Mineral Rights at $7,009,053 based upon a per share value of $2.50 per share, which is the price at which the Company is currently issuing its common stock in a private placement.

The coalbed methane rights were previously leased to a predecessor in interest to CONSOL Energy, Inc. until 2013.

Disposition of Subsidiaries

On April 20, 2015, the Company exercised its put option to acquire 49,000 shares of its Series A Preferred Stock owned by Mr. Roth, former principal shareholder of the Company, in exchange for the Company’s subsidiaries, S.C. Golden Carpathan Resources, S.R.L., a Romanian corporation, and Development Resources, Inc., a Delaware corporation. The 49,000 shares of Series A Preferred Stock were cancelled. The subsidiaries owned the Company’s leases for 2,100 acres of rare earth and precious metals leases in Crook County, Wyoming in DRI. See Note 7.

Wellston Coal, LLC (“Wellston”)

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015. Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Property”). The Company plans to close on the acquisition of Wellston upon satisfactory completion of due diligence. Pending the Closing of Wellston, and pursuant to the Option Agreement, the Company agreed to loan funds from time to time for the benefit of Wellston, up to $500,000, to which $8,000 was paid at the date of execution. The loan is pursuant to Promissory Note, at 12% interest, due and payable at the expiration of the Option Agreement, September 1, 2015, and secured by and Deed of Trust on the Wellston Property. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston.

Blaze Mining Company, LLC (“Blaze Mining”)

On May 29, 2015, the Company entered into an Option Agreement to acquire all of the membership units of Blaze Mining. Under the Option Agreement, the Company has the right to complete the purchase through September 1, 2015 by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controls operations for and has the right to acquire 100% ownership of the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia (“Alpheus”). Alpheus has approximately 25 million tons of low-volatile Met fine and coarse coal. Alpheus has rail access, a permitted wash plant construction site, and an operating processing plant, which produces renewable energy in the form of coal pellets, for sale to utility customers using the on-site coal fines. Blaze Mining’s operations are located within seven miles of Wellston. The Company plans to close on the acquisition of Blaze Mining after the satisfactory completion of due diligence.

5	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of May 31, 2015 and August 31, 2014.

	May 31, 2015	August 31, 2014
Trade and other
Trade accounts payable	$13,779	$41,777
Accrued property taxes	62,403	-
Consulting fees payable	-	30,000
Accrued interest	-	2,964
	$76,182	$74,741

6	CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Notes payable consist of the following at May 31, 2015 and August 31, 2014.

	May 31, 2015	August 31, 2014

Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$203,593	$-
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding)	$-	$29,900
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding)	-	19,500
Total convertible notes payable	-	49,400
Note payable; non-interest bearing; due on demand	-	33,785
	$203,593	$83,185

Convertible notes payable

Effective September 1, 2011, the Company exchanged accounts payable in the amount of $49,400 for two promissory notes in the same amount. The notes included interest at 2% per annum and were repaid in March 2015.

Note payable

On March 10, 2013, the Company arranged a non-interest bearing demand loan with an individual in the amount of $149,000, which had a balance of $33,785 at February 28, 2015 and August 31, 2014, respectively. The note was repaid in March 2015.

7	STOCKHOLDERS’ EQUITY

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

Effective January 31, 2015, the Company entered into a Subsidiaries Option Agreement with Jacob Roth, the Chairman and Chief Executive Officer of the Company at that time. Under the Subsidiaries Option Agreement, the Company conveyed all of its assets to S.C. Golden Carpathan Resources, S.R.L., a Romanian corporation, and Development Resources, Inc., a Delaware corporation (the “Subsidiaries”), to the extent any assets were not already owned by the Subsidiaries. The Subsidiaries Option Agreement also granted Mr. Roth an option to acquire the Subsidiaries for 49,000 shares of Series A Preferred Stock owned by Mr. Roth. The Subsidiaries Option Agreement also granted the Company a put option to acquire 49,000 shares of Series A Preferred Stock owned by Mr. Roth in consideration for the Subsidiaries. The Company exercised its put option on April 20, 2015 and acquired 49,000 shares of its Series A Preferred Stock and cancelled the shares. At May 31, 2015, 51,000 shares of Series A Preferred Stock were issued and outstanding. At August 31, 2014, 100,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $.00001. At May 31, 2015, 11,718,230 shares were issued and outstanding. At August 31, 2014, 8,254,609 shares were issued, 5,292 shares were in treasury stock and 8,249,317 shares were outstanding.

During the three months ended May 31, 2015, the Company issued shares of common stock in the following transactions:

●	On April 17, 2015, the Company issued 2,803,621 shares of common stock to acquire Blaze Minerals. The shares were valued at $2.50 share, based upon the price at which the Company is currently selling its common stock in a private placement. See Note 4.

●	The Company issued 250,000 shares of common stock for cash proceeds of $50,000.

Stock option plan

The Royal Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on June 27, 2008 and reserves 8,000 shares for Awards under the Plan, of which up to 6,000 may be designated as Incentive Stock Options. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding under the Plan at May 31, 2015.

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements. The cost associated with the agreements is being amortized over the period of the agreements. On December 12, 2014, the Company entered into a consulting agreement with an individual to provide services and advice for mergers and acquisitions. The terms of the agreement called for payment of $18,000 in cash and issue of 410,000 shares of the Company’s restricted common stock, which was valued at $41,000 based on the trading price of the common stock on the date of the transaction.

8	RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts pursuant to a 6% demand promissory note. (See Note 6) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer.

On April 17, 2015, the Company closed on the acquisition of all of the membership units of Blaze Minerals, LLC from Wastech, Inc. for 2,803,621 shares of its common stock. (Note 4) One of the officers and directors of Wastech, Inc. is the father of William L. Tuorto, our chairman and chief executive officer. Douglas C. Holsted, our Chief Financial Officer, is also a director of Wastech, Inc.

Due to related party at May 31, 2015 and August 31, 2014 amounted to $13,314 and $8,342, respectively. The former President and Chief Executive Officer of the Company made a loan to the Company of $13,352 during the six months ended February 28, 2015. This loan was repaid in March 2015. E-Starts Money Co., wholly is owned by our current Chairman and Chief Executive Officer, advanced $10,396 to the Company for use in paying certain obligations of the Company and had accrued interest of $2,918 at May 31, 2015. The details of the due to related party account are summarized as follows:

	May 31, 2015	August 31, 2014

Beginning balance	$8,342	$28,792
Cash loan from former principal shareholder	13,352	1,000
Repayment of former principal shareholder	(21,694)	-
Assumption of accounts payable owed to third parties		71,550
Assumption of portion of note payable owed to third party		7,500
Used to purchase common stock, described below	-	(100,500)
Loan from E-Starts	10,396	-
Accrued interest to E-Starts	2,918	-
	$13,314	$8,342

9	COMMITMENTS AND CONTINGENCIES

Office Lease

Effective April 1, 2015 the Company entered into an oral sub-lease agreement with E-Starts to lease office space for the Company’s headquarters. The sub-lease agreement provides for monthly rent of $1,400, has a term of one year and expires on March 31, 2016.

10	SUBSEQUENT EVENTS

Financing

In order to fund existing operations and the contemplated acquisitions, the Company has opened two public offerings (the “Offerings”), made exclusively to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Offerings will not be registered under the Securities Act or applicable state securities laws by virtue of the “private placement” exemption set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act.

●	On June 8, 2015, the Company commenced a private offering of 1,000,000 shares of its common stock at $2.50 per share, for aggregate proceeds of $2,500,000, representing approximately 8.0% of the issued and outstanding common stock of the Company, on a fully diluted basis.

●	On June 9, 2015, the a subsidiary of the Company commenced an offering of $30,000,000 in convertible notes at 6.75% interest, which are convertible into the Company’s common stock at $15 per share, representing approximately 14% of the issued and outstanding common stock of the Company, on a fully diluted basis, assuming all notes are converted.

G.S. Energy, LLC (“GS Energy”) and Blue Grove Coal, LLC (“Blue Grove”)

On June 10, 2015 the Company entered into a Securities Exchange Agreement with Ian Ganzer and Gary Ganzer, under which the Company acquired all of the issued and outstanding membership units of Blue Grove Coal, LLC (“Blue Grove”) for 350,000 shares of common stock with a market value of approximately $1,750,000.

On June 10, 2015, the Company entered into a Securities Exchange Agreement to acquire G.S. Energy, LLC (“GS Energy”), under which the Company agreed to acquire all of the issued and outstanding membership units of GS Energy for common stock by the issuance of 1,750,000 shares of common stock. Closing under the Securities Exchange Agreement will occur upon the successful completion of a financial audit of GS Energy and due diligence.

GS Energy owns and leases approximately 6,000 net acres of coal and coalbed methane mineral rights and a surface coal mine in McDowell County, West Virginia. Blue Grove is the exclusive operator of the GS Energy surface coal mine. Ian Ganzer owns 25% of the membership units of GS Energy and Gary Ganzer, his father, owns the remaining 75%. GS Energy’s operations are located within thirty miles of Wellston and Alpheus. The Company plans future integration of the operations in the form of blended coal sales, administrative efficiencies, and logistical cost-savings through the Alpheus rail load-out.

Concurrently, the Company entered into an employment agreement with Ian Ganzer as our Chief Operating Officer. The employment agreement calls for a signing bonus of $100,000 in cash plus $150,000 in the Company’s common stock to be vested over a two-year period.

Management Agreement with Black Oak Resources, LLC (“Black Oak”)

On June 10, 2015, we signed a Management Agreement with Black Oak for the management of the business and operations of Blue Grove. Under the Management Agreement, Black Oak is responsible for management of the mine owned by GS Energy, and in consideration for its management services is entitled to a management fee equal to 75% of all net profits generated by the mine. Net profits consist of net profits determined on an accrual basis in accordance with generally accepted accounting standards. The Management Agreement has a term of two years. Ian Ganzer owns 50% of the membership units of Black Oak and his father owns 50%. Operations commenced at the mine shortly after the Company’s acquisition of Blue Grove and entry into the Management Agreement.

Loan from E-Starts Money Co.

On June 11, 2015, we borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing demand promissory note. We used the proceeds of the loan to fund the $100,000 signing bonus of Ian Ganzer’s Employment Agreement with the Company, as well as additional costs associated with the Blue Grove and GS Energy Agreements.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 17, 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. See Note 10 to the consolidated financial statements for additional completed and planned acquisitions.

Results of Operations

Three Months Ending May 31, 2015 and 2014

We had no revenue during the three months ended May 31, 2015 or 2014. Our revenues in the period ending May 31, 2015 are not reflective of our future revenues. During the period ending May 31, 2015, we disposed of our existing mining and oil and gas assets, and acquired 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia. Also, following the end of the period, we acquired Blue Grove, which is the exclusive operator for GS Energy, which owns and leases approximately 6,000 net acres of coal and coalbed methane mineral rights and a surface coal mine in McDowell County, West Virginia. We also entered into an agreement to acquire GS Energy, the completion of which is subject to the completion of an audit of GS Energy and due diligence. Pending the completion of the acquisition of GS Energy, Blue Grove began surface mining of the minerals owned or leased by GS Energy.

During the three months ended May 31, 2015 and 2014, our selling, general and administrative expenses were $49,250 and $66,072, respectively. Set forth below is a breakdown of our selling, general and administrative expenses:

	2015	2014

Accounting and auditing	$4,305	$4,735
Other professional services	23,649	700
Consulting fees	3,000	57,645
Coal land and mineral rights property taxes	5,805	-
Rent	3,220	-
New York city and state franchise tax, interest and penalties	-	2,485
Filing fees	7,500	-
Other	1,771	507
	$49,250	$66,072

Set forth below is a summary of material changes in our selling, general and administrative expenses:

●	Other professional services in 2015 were $23,649 and represented legal fees of $21,253 and filing agent fees of $2,396. In comparison, our professional services were $700 in the same period in 2014. The increase was the result of a change in control of the Company during the period, as well as increased acquisition activity in the period.

●	Consulting fees decreased $54,645 from $57,645 in 2014 to $3,000 in 2015. The amount in 2014 is the accrual of compensation to be paid with common stock and the amortization of the cost of an associated option. These costs were reversed in the last quarter of fiscal year ended August 31, 2014 when the agreements were cancelled.

●	The Company assumed an accrual for property taxes in the amount of $56,598 ($44,142 for 2014 taxes) on April 17, 2015 with the acquisition of Blaze Minerals. An additional accrual of $5,805 was recorded after the acquisition. Payment of $44,142 was made on June 26, 2015 for the amount of the accrual representing the 2014 taxes.

●	The Company entered into a one-year lease agreement for office space which commenced effective April 1, 2015 at the rate of $1,400 per month.

●	The Company incurred $7,500 during the 2015 period to list its common stock on the OTC Bulletin Board.

Other expense (income) for the three months ended May 31, 2015 and 2014 was $2,670 and $13,623, respectively, as follows.

	2015	2014

Loss (gain) on commodities trading	$-	$13,374
Interest expense
Related party	2,918	-
Other	(248)	249
	$2,670	$13,623

Loss (gain) on commodities trading amounted to a loss of $13,374 in 2014 with no activity in the 2015 period.

Interest expense amounted to $2,918 for a related party and ($248) for other in 2015 and $249 for other in 2014. The related party interest is on a note executed in March 2015 in the amount of $203,593, the proceeds of which were used to repay all existing liabilities of the Company at the time. The credit is due to an over accrual of other interest at February 28, 2015.

Our net loss for the three months ended May 31, 2015 and 2014 was $51,920 ($0.01 per share) and $79,695 ($0.01 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 10,352,911 shares, as compared to 8,758,722 shares during the 2014 period.

Nine Months Ending May 31, 2015 and 2014

We had no revenue during the nine months ended May 31, 2015 or 2014. Our revenues in the period ending May 31, 2015 are not reflective of our future revenues. During the period ending May 31, 2015, we disposed of our existing mining and oil and gas assets, and acquired 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia. Also, following the end of the period, we acquired Blue Grove, which is the exclusive operator for GS Energy, which owns and leases approximately 6,000 net acres of coal and coalbed methane mineral rights and a surface coal mine in McDowell County, West Virginia. We also entered into an agreement to acquire GS Energy, the completion of which is subject to the completion of an audit of GS Energy and due diligence. Pending the completion of the acquisition of GS Energy, Blue Grove began surface mining of the minerals owned or leased by GS Energy.

During the nine months ended May 31, 2015 and 2014, our selling, general and administrative expenses were $137,588 and $172,590, respectively. Set forth below is a breakdown of our selling, general and administrative expenses:

	2015	2014

Accounting and auditing	$12,080	$14,025
Other professional services	37,178	4,705
Consulting fees	63,560	144,439
Coal land and mineral rights property taxes	5,805
Office expenses	5,400	-
Rent	3,220	-
Filing fees	7,500	-
New York city and state franchise tax, interest and penalties	-	7,936
Other	2,845	1,485
	$137,588	$172,590

Set forth below is a summary of material changes in our selling, general and administrative expenses:

●	Accounting and auditing fees declined $1,945 from $14,025 in 2014 to $12,080 in 2015. The decline is primarily due to lower fees for the audit.

●	Other professional services in 2015 amounted to $37,178 and represented legal fees of $32,937 and filing agent fees of $4,241. Other professional services in 2014 amount were $4,705, which represented legal fees of $1,955 and filing agent fees of $2,750. The increase was the result of a change in control of the Company during the period, as well as increased acquisition activity in the period.

●	Consulting fees decreased $80,879 from $144,439 in 2014 to $63,560 in 2015. The amount in 2014 is the accrual of compensation to be paid with common stock and the amortization of the cost of an associated option. These costs were reversed in the last quarter of fiscal year ended August 31, 2014 when the agreements were cancelled. The expense in 2015 consists of $62,000 for consulting fees and $1,560 in professional fees in Romania to review reserves at a potential mining location.

●	The Company assumed an accrual for property taxes in the amount of $56,598 ($44,142 for 2014 taxes) on April 13, 2015 with the acquisition of Blaze Minerals. An additional accrual of $5,805 was recorded after the acquisition. Payment of $44,142 was made on June 26, 2015 for the amount of the accrual representing the 2014 taxes.

●	The Company entered into a one-year lease agreement for office space which commenced effective April 1, 2015 at the rate of $1,400 per month.

●	The Company incurred $7,500 during the 2015 period to list its common stock on the OTC Bulletin Board.

Other expense (income) for the nine months ended May 31, 2015 and 2014 was $13,829 and $30,180, respectively, as follows.

	2015	2014

Loss (gain) on commodities trading	$10,660	$8,817
Interest expense:
Related party	2,918	-
Other	251	21,363
	$13,829	$30,180

Loss (gain) on commodities trading amounted to a loss of $10,660 in 2015 and a loss of $8,817 in 2014. The Company discontinued commodities trading during the period ending May 31, 2015.

Interest expense amounted to $2,918 for a related party and $251 for other in 2015 and $21,363 for other in 2014, a decline of $18,194. The related party interest is on a note executed in March 2015 in the amount of $203,593, the proceeds of which were used to repay all existing liabilities of the Company at the time. The 2014 amount included $20,625 in loan fee amortization which was paid with common stock.

The Company’s net loss for the nine month periods ended May 31, 2015 and 2014 amounted to $151,417 ($0.02 per share) and $202,770 ($0.05 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 9,077,869 shares, as compared to 4,329,411 shares in the 2014 period.

Liquidity, Capital Resources and Going Concern

Overview - The Company does not have any established sources of revenues sufficient to fund the development of its business, or pay projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $4,659,750 through May 31, 2015, and incurred a loss of $151,417 for the nine months then ended.

At May 31, 2015 and August 31, 2014, our current assets were $30,737 and $20,537, respectively, and our current liabilities were $293,089 and 166,268, respectively, which resulted in a working capital deficit of $262,352 and $145,911, respectively. However, as of May 31, 2015, substantially all of our current liabilities were held by related parties, and we believe that we had adequate resources to pay our non-related party liabilities at that time.

Total assets at May 31, 2015 and August 31, 2014 amounted to $7,039,790 and $33,257, respectively. At May 31, 2015, assets consisted of current assets of $30,737 and coal lands and mineral rights of $7,009,053, as compared to current assets of $20,357 and an investment in mining lease of $12,900 at August 31, 2014. The increase in total assets of $7,006,533 was primarily the result of the acquisition of coal lands and mineral rights with a carrying value of $7,009,053.

At May 31, 2015, our total liabilities of $293,089 increased $126,821 from $166,268 at August 31, 2014. The increase primarily consists of a demand note from a related party in the amount of $203,593 which was used to retire all existing liabilities, and accrued property taxes of $62,403 that the Company assumed in its acquisition of Blaze Minerals.

At May 31, 2015, our stockholders’ equity was $6,746,701, as compared to a stockholders’ deficit of ($133,011) at August 31, 2014. The principal reason for the increase in stockholders’ equity was the issuance of common stock to acquire coal lands and mineral rights valued at $7,009,053 and the sale of common stock for $50,000 in cash less the effect of operating losses.

The following table sets forth the major sources and uses of cash for the nine months ended May 31, 2015:

	Nine months ended May 31,
	2015	2014
Net cash provided by (used) in operating activities	$(171,407)	$(35,182)
Net cash provided by (used) in investing activities	9,994	(4,737)
Net cash provided by (used) in financing activities	172,462	24,200
Net (decrease) increase in unrestricted cash and cash equivalents	$11,049	$(15,719)

Material Commitments and Contingencies

As of May 31, 2015, the Company had the following material commitments and contingencies.

Planned acquisitions – See Note 10 to the consolidated financial statements.

Demand 6% note payable to E-Starts Money Co – On March 6, 2015, the Company entered into a 6% demand note payable to E-Starts Money, wholly owned by the Company’s Chief Executive Officer, in the amount of $203,593.

Cash requirements and capital expenditures – The Company has not had any recent capital expenditures other than the acquisition of Blaze Minerals in exchange for common stock of the Company. As noted in Note 10 to the consolidated financial statements, the Company has several planned acquisitions which will require both the issuance of common stock of the Company and cash. The acquisitions will also require cash for working capital and capital improvements, among other things. The Company has initiated efforts to raise the required capital, however, there can be no assurance that the Company will be successful, or that any capital can be raised on terms that are not dilutive to existing common stockholders.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended May 31, 2015, and have minimal revenues at this time. These factors create an uncertainty about our ability to continue as a going concern. We are currently trying to raise capital through private offerings of common stock and convertible notes. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Financial Statements. During the period ending May 31, 2015, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual mining operations, we will be required to make estimates and assumptions typical of other companies in the mining business. For example, we will be required to make critical accounting estimates related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4: Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

(b) Changes in Internal Controls

In the Company’s Form 10-K for the year ended August 31, 2014, the Company disclosed that its disclosure controls and procedures were not effective due to a lack of segregation of duties. In March 2015, the Company experienced a change in control, whereby all of the officers and directors in place as of August 31, 2014 have since resigned. A new director has been appointed, and new officers have been appointed. Current management believes that the lack of segregation of duties that existed at August 31, 2014 has been remedied by the appointment of new officers.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

ITEM 1A: Risk Factors

Not applicable.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2015, the board of directors of the Company approved the issuance of 250,000 shares of its common stock to an unrelated individual for cash in the amount of $50,000. On April 13, 2015, the board of directors of the Company approved the issuance of 2,803,621 shares of its common stock to acquire all of the membership interests of Blaze Minerals, LLC.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

None

ITEM 5: Other Information.

None

ITEM 6: Exhibits

Exhibit No.	Description

10.1*	Securities Exchange Agreement dated June 10, 2015 by and among the Company, G.S. Energy, LLC, Ian Ganzer and Gary Ganzer

31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 15, 2015	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO and Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
Principal Financial Officer

