Form 10-K
period 2015-08-31
Royal Energy Resources, Inc.
filed 2015-11-30
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2015

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

Title of each class – None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. February 28, 2015 - $469,877.

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 27, 2015, the registrant had outstanding 15,163,827 shares of its common stock, par value of $0.00001 and 51,000 shares of its preferred stock, par value $0.00001.

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

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “outlook,” “estimate,” “potential,” “continues,” “may,” “will,” “seek,” “approximately,” “predict,” “anticipate,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Risk Factors” herein.

Readers are cautioned not to place undue reliance on forward-looking statements, which are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

REFERENCES WITHIN THIS REPORT

All references to “ROYE,” the “Company,” “we,” “us,” and “our” refer to Royal Energy Resources, Inc. and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

ITEM I: BUSINESS

Royal Energy Resources, Inc. (“ROYE” or the “Company”) was originally organized in Delaware on March 22, 1999, with the name Webmarketing, Inc. (“Webmarketing”). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007, the Company changed its name to Royal Energy Resources, Inc.

Prior to March 2015, the Company pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. The Company engaged in these activities through two subsidiaries, Development Resources, Inc., a Delaware corporation, and S.C. Golden Carpathian Resources S.R.L., a Romanian subsidiary (collectively, the “Subsidiaries”). Effective January 31, 2015, the Company entered into a Subsidiaries Option Agreement with Jacob Roth, the chairman and chief executive officer of the Company at that time. Under the Subsidiaries Option Agreement, the Company conveyed all of its assets to the Subsidiaries, to the extent any assets were not already owned by the Subsidiaries. The Subsidiaries Option Agreement also granted Mr. Roth an option to acquire the Subsidiaries for 49,000 shares of Series A Preferred Stock owned by Mr. Roth. The Subsidiaries Option Agreement also granted the Company a put option to acquire 49,000 shares of Series A Preferred Stock owned by Mr. Roth in consideration for the Subsidiaries. Both options could be exercised at any time within 45 days after closing of the stock purchase agreement among Mr. Roth, E-Starts Money Co. and William Tuorto.

On March 6, 2015, E-Starts Money Co. (“E-Starts”) acquired an aggregate of 7,188,560 shares of common stock from two holders. At the same time, William Tuorto acquired 810,316 shares of common stock from an existing shareholder, and 51,000 shares of the same shareholder’s Series A Preferred Stock. Mr. Tuorto controls E-Starts. As a result, Mr. Tuorto became the beneficial owner of 7,998.876 shares of common stock (representing 92.3% of the outstanding common stock at that time) and 51% of the outstanding shares of Series A Preferred Stock. In connection with these transactions: (i) Frimet Taub resigned as a director and from all positions as an officer, employee, or independent contractor to the Company; (ii) Mr. Tuorto was appointed to the board seat vacated by Ms. Taub; (iii) Mr. Roth resigned as chairman of the board and Mr. Tuorto was appointed chairman of the board; (iv) Mr. Roth resigned as the Chief Executive Officer and Chief Financial Officer of the Company, and any other position as an officer, employee or independent contractor to the Company, and Mr. Tuorto was appointed as the Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer of the Company; and (v) Mr. Roth resigned as a director of the Company, provided that his resignation was not effective until the close of business on the 10th day after the Company distributed an information statement to its shareholders in accordance with SEC Rule 14f-1.

Since acquiring control of the Company, Mr. Tuorto has repositioned the Company to focus on the acquisition of natural resources assets, including coal, oil, gas and renewable energy, seeking to acquire high quality assets at distressed pricing in today’s fragmented energy markets. To that effect, the Company has entered into the following initial transactions:

●	On April 17, 2015, the Company completed the acquisition of all issued and outstanding membership units of Blaze Minerals, LLC, a West Virginia limited liability company (“Blaze Minerals”), from Wastech, Inc. Blaze Minerals’ sole asset consists of 40,976 net acres of coal and coal-bed methane mineral rights, located across 22 counties in West Virginia (the “Mineral Rights”). The Company acquired Blaze Minerals by the issuance of 2,803,621 shares of common stock. The shares were valued at $7,009,053 based upon a per share value of $2.50 per share, which was the price at which the Company issued its common stock in a private placement at the time.

●	On April 20, 2015, the Company exercised the put option to acquire the remaining 49,000 shares of Series A Preferred Stock owned by Mr. Roth in consideration for the Subsidiaries. As a result, Mr. Tuorto became the sole owner of all outstanding shares of Series A Preferred Stock, and the Company ceased to be in the business of pursuing gold, silver, copper and rare earth metals mining concessions in Romania.

●	On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all the assets of Wellston Coal, LLC (“Wellston”). The Company paid a nominal sum for the option and has the right to complete the purchase through September 1, 2015 (which was later extended to December 31, 2015), by the issuance of 500,000 shares of common stock. Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia. The Company plans to close on the acquisition of Wellston after the satisfactory completion of due diligence on the assets and operations.

●	On May 29, 2015, the Company entered into an Option Agreement to acquire the membership units of Blaze Mining Company, LLC (“Blaze Mining”). The Company paid a nominal sum for the option and has the right to complete the purchase through September 1, 2015 (which was later extended to December 31, 2015), by the issuance of 1,272,858 shares of Royal common stock and $250,000.00 cash. Blaze Mining controls operations at the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia (“Alpheus”). Alpheus has an estimated 16 million tons of low-volatile Met fine and coarse coal in two separate coal refuse ponds. Alpheus has rail access, a permitted wash plant construction site, and an operating processing plant, which produces renewable energy in the form of coal pellets, for sale to utility customers using the onsite coal fines. Blaze Mining’s operations are located within seven (7) miles from Wellston. The Company plans to close on the acquisition of Blaze Mining after the satisfactory completion of due diligence on the assets and operations.

●	On June 10, 2015, the Company completed the acquisition of Blue Grove Coal, LLC (“Blue Grove”) and entered into a “Definitive Agreement” to acquire G.S. Energy, LLC (“GS Energy”). GS Energy owns and leases approximately 6,000 acres of mineral rights in McDowell County, West Virginia. Based on a report dated August of 2011, it is estimated that GS Energy holds 28.7 million tons of mid-volatile Met coal, calculated at 8.7 proven tons and 9.2 million probable. Blue Grove is an affiliate company of GS Energy and is the operator of the mine. The Company acquired Blue Grove by the issuance of 350,000 shares of common stock. The Company will acquire GS Energy by the issuance of common shares with a market value of $9,600,000 on the date of closing, subject to a minimum and maximum number of shares of 1,250,000 and 1,750,000, respectively. Closing under the Definitive Agreement will occur upon the successful completion of a financial audit and due diligence. GS Energy’s operations are located within thirty (30) miles of Wellston and Alpheus. The Company plans future integration of the operations in the form of blended coal sales, administrative efficiencies, and logistical cost-savings through the Alpheus rail load-out.

●	The Company is currently evaluating a number of additional coal mining assets for acquisition, including expanding and balancing its portfolio in the thermal coal space.

Financing

In order to fund existing operations and the contemplated acquisitions, the Company has opened two (2) private offerings (the “Offerings”), made exclusively to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Offerings will not be registered under the Securities Act or applicable state securities laws by virtue of the “private placement” exemption set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act.

●	On June 8, 2015, the Company commenced an offering of 1,000,000 shares of common stock at $2.50 per share, for aggregate proceeds of $2,500,000 (subsequently increased to 3,000,000 shares for aggregate proceeds of $7,500,000). At August 31, 2015, 1,782,000 shares had been sold for total proceeds of $4,455,000. The remaining 1,218,000 shares were sold by October 9, 2015 for additional proceeds of $3,045,000.

●	On June 9, 2015, the Company commenced an offering of $30,000,000 in convertible notes, at 6.75% interest (subsequently decreased to $25,000,000), with conversion rights at $15.00 per share. This offering is currently still pending depending on the success of the Company’s acquisition plan.

Coal Markets

The thermal coal market is currently depressed due to the conversion of electricity plants from coal to natural gas, which has caused the market price of Central Appalachian (“CAPP”) coal to decline from a high of $78 per ton in 2013 to about $46 per ton today. The coal market has been further impacted by environmental and safety regulations which have increased the operating costs for coal mines. Some coal mines have been further impacted by historically high legacy costs arising from union contracts and benefits.

The Met coal market is also depressed both due to crossover effects from the thermal market and a strong US dollar, increased Australian production, and decreased worldwide demand. As a result, many Met and thermal coal mines have ceased operations in the Appalachian area.

The Company believes that there are a number of coal mines that are viable acquisition candidates, and is currently reviewing a number of such opportunities.

Transportation

Coal is typically transported to domestic customers and export terminal facilities by rail, barge and truck. Depending on the proximity of customers to the mines and the transportation available to deliver coal to that customer, transportation costs can be a substantial part of the total delivered cost of coal. In evaluating coal properties for purchase, we plan to consider the proximity of rail and river transportation options. Ideally, we will acquire properties that have good access to multiple transportation options, so that we can negotiate advantageous transportation rates, allowing us to keep our transportation costs relatively low and provide broad market access for our coal.

The international market provides an alternative to the domestic market and has been an important economic outlet for coal in recent years. While transportation costs are higher for exports, these costs are generally offset by higher export coal sale prices. Rates and practices of the transportation company serving a particular mine or customer may affect marketing efforts with respect to coal produced from the relevant mine.

Coal Marketing and Sales

Our primary domestic customers will be electric utility companies in the eastern half of the United States. Electric utility companies typically purchase coal for terms of one year or longer, but they also purchase coal on a short-term spot basis. We believe there is a sufficient market for spot coal to absorb the coal from the assets we plan to purchase, but we are also negotiating off-take agreements for longer periods. The coal from our coal mines will be sold to a domestic coal company and a brokerage firm, in both cases for blending and sale to end users. We plan to focus on developing a diversified customer base to mitigate the risk of loss of any one customer.

Competition

The United States coal industry is highly competitive, both regionally and nationally. In the Appalachian market, we compete primarily with coal producers such as Consol Energy, Inc., ArcelorMittal S.A., Alpha Natural Resources, Inc., Peabody Energy Corporation; Alliance Resource Partners, L.P.; Murray Energy Corporation; White Oak Resources LLC; Armstrong Energy Inc.; Sunrise Coal LLC and Westmoreland Resource Partners L.P. Outside of the Appalachian market, we compete broadly with other United States-based coal producers and internationally with numerous global coal producers.

A number of factors beyond our control affect the markets in which we plan to sell our coal. Demand for our coal and the prices obtained by us will depend primarily on: the coal consumption patterns of the electricity industry in the United States and elsewhere around the world; the availability, location, cost of transportation and price of competing coal; the strength of the US dollar; and other electricity generation and fuel supply sources such as natural gas, oil, nuclear, hydroelectric and renewable energy. Coal consumption patterns are affected primarily by global levels of economic activity, the demand for electricity, environmental and other governmental regulations and technological developments. The most important factors on which we compete are price, coal quality characteristics and reliability of supply.

Employees and Labor Relations

At August 31, 2015, we had one employee, our chief operating officer. Our chief executive officer worked without compensation until a formal employment agreement was completed on October 13, 2015. Our chief financial officer is currently compensated as a consultant until a full-time position is warranted. We plan to add corporate and managerial staff as necessary consistent with the growth of our operations.

On October 13, 2015, we added two employees, our chief executive officer and our vice president, both of whom are directors. We also added our president, who is currently compensated as a consultant until additional acquisitions are completed.

We plan to concentrate on the acquisition of mines where the employees are not, and have not historically been, members of unions. However, there is no assurance that any mine that we acquire will not be the subject of a successful unionization vote. In our initial mining activity, we have contracted with a third party to provide all labor.

Environmental and Other Regulatory Matters

Coal mine operations are subject to a variety of U.S. federal, state and local laws and regulations, such as those relating to employee health and safety; water discharges; air emissions; plant and wildlife protection; the restoration of mining properties; the storage, treatment and disposal of wastes; remediation of contaminants; surface subsidence from underground mining and the effects of mining on surface water and groundwater conditions.

There can be no assurance that we will be able to remain in material compliance with all applicable environmental, health, safety and related requirements, including all required permits and approvals. There can be no assurance that we will be able to always obtain, maintain or renew required permits; or that changes in these requirements or their enforcement or the discovery of new conditions will not cause us to incur significant costs and liabilities in the future. Due to the nature of the regulatory programs that apply to mining operations, which can impose liability even in the absence of fault and often involve subjective criteria, it is not reasonable to expect any coal mining operation to be free of citations. Some mining operations that we acquire use or have used or store regulated materials which, if released into the environment, may require investigation and remediation. Under certain permits, we may be required to monitor groundwater quality on and adjacent to our sites and to develop and implement plans to minimize and correct land subsidence, as well as impacts on waterways and wetlands, caused by our mining operations. Major regulatory requirements are briefly discussed below.

Mine Safety and Health

In the United States, the Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977 (the “1977 Act”) and the Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”) impose stringent mine safety and health standards on all aspects of mining operations. In 1978, the Mine Safety and Health Administration (“MSHA”) was created to carry out the mandates of the 1977 Act and was granted enforcement authority. MSHA is authorized to inspect all underground mining operations at least four times a year and issue citations with civil penalties for the violation of mandatory health and safety standards. MSHA review and approval is required for a number of miner safety and welfare plans including ventilation, roof control/bolting, safety training and ground control, refuse disposal and impoundments and respirable dust. Also, some states have their own programs for mine safety and health regulation and enforcement.

Under the 1977 Act, MSHA has the authority to issue orders or citations to mine operators regardless of the degree of culpable conduct engaged in by the operator, and it must assess a penalty for each citation or order. Factors such as degree of negligence and gravity of the violation affect the amount of penalty assessed, and sometimes permit MSHA to issue orders directing withdrawal of miners from the mine or affected areas within the mine. The 1977 Act contains provisions that can impose criminal liability on the mine operator or individuals.

The MINER Act added more extensive health and safety compliance standards, and increased civil and criminal penalties. Some of the MINER Act requirements included stricter criteria for sealing off abandoned areas of mines, the addition of refuge alternatives, stricter requirements for conveyor belts, and upgrades to communication with and tracking of miners underground.

MSHA continues to promulgate rules that affect our mining operations. In March of 2013, MSHA implemented a revised Pattern of Violations (“POV”) standard. Under the revised standard, mine operators are no longer entitled to a ninety day notice of potential POV. In addition, MSHA began screening for POV by using issued citations and orders, prior to their final adjudication. If a mine is designated as having a POV, MSHA will issue an order withdrawing miners from any areas affected by violations which pose a significant and substantial (“S&S”) hazard to the health and/or safety of miners. Once a mine is in POV status, it can be removed from that status only upon (i) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA or (ii) no POV-related withdrawal orders being issued by MSHA within ninety (90) days following the mine operator being placed on POV status. However, from time to time one or more of our operations may meet the POV screening criteria, and we cannot make assurances that one or more of our operations will not be placed into POV status, which could materially and adversely affect our results of operations.

In April 2014, MSHA issued a final rule lowering certain standards for respirable dust, among other provisions. Specifically, the rule reduces the overall dust standard from 2.0 to 1.5 milligrams per cubic meter of air and cuts in half the standard from 1.0 to 0.5 for certain mine entries and miners with pneumoconiosis.

In July 2014, MSHA issued a proposed rule that would change its civil penalty criteria. The proposed rule increases the civil penalties for those violations exhibiting more than ordinary negligence. While this rule is not final, if it is implemented, it could increase the amount of civil penalties our operations pay to MSHA.

In January 2015, MSHA issued a final rule on the use of proximity detection systems on certain pieces of underground mining equipment. The rule requires, among other provisions, continuous mining machines to be equipped with electronic sensing devices that can detect the presence of miners in proximity to the machines and then cause moving or repositioning continuous mining machines to stop before contacting a miner. The final rule has a phase in period of 8 to 36 months, depending upon the age of the continuous mining machine.

These requirements may have a significant effect on our operating costs.

Black Lung

Under the United States Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who have been diagnosed with pneumoconiosis and are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production sold domestically of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.

U.S. Environmental Laws

Coal mines are subject to various U.S. federal, state and local environmental laws. Some of these laws, as discussed below, impose stringent requirements on our coal mining operations. U.S. federal and state regulations require regular monitoring of coal mines and other facilities to ensure compliance. U.S. federal and state inspectors are required to inspect coal mining facilities on a frequent schedule. Future laws, regulations or orders, as well as future interpretations or more rigorous enforcement of existing laws, regulations or orders, may require increases in capital and operating costs the extent of which we cannot predict.

The Surface Mining Control and Reclamation Act (“SMCRA”)

SMCRA, which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. Mine operators must obtain SMCRA permits and permit renewals from the OSM or the applicable state agency. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority.

SMCRA permit provisions include a complex set of requirements which include: coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; restoration to the approximate original contour; and re-vegetation. The disposal of coal refuse is also permitted under SMCRA.

The mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural and historical resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, the mine operator collects geologic data to define and model the soil and rock structures and coal that will be mined. The mine operator develops mining and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mining and reclamation plan incorporates the provisions of SMCRA, state programs and other complementary environmental programs that affect coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land, and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal owners of the entity.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice of the proposed permit is given that also provides for a comment period before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and may take months or years to be reviewed and issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public and other agencies have rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Before an SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations.

The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The fee on surface-mined coal is currently $0.28 per ton and the fee on deep-mined coal is $0.12 per ton.

SMCRA stipulates compliance with many other major environmental statutes, including: the Clean Air Act; the Endangered Species Act; the CWA; RCRA and Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”.)

Various federal and state laws, including SMCRA, require mine operators to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs. Changes in these laws or regulations could require us to obtain additional surety bonds or other forms of financial security.

Clean Air Act

The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations may occur through Clean Air Act permitting requirements or emission control requirements relating to particulate matter, such as fugitive dust, including future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired electricity generating plants.

Clean Air Act requirements that may directly or indirectly affect our operations include the following:

Acid Rain. Title IV of the Clean Air Act required a two-phase reduction of sulfur dioxide emissions by electric utilities and applies to all coal-fired power plants generating greater than 25 megawatts of power. The affected electricity generators have sought to meet these requirements by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. We cannot accurately predict the effect of these provisions of the Clean Air Act on us in future years. We believe that implementation has resulted in increasing installations of pollution control devices as a control measure and thus, created a growing market for our higher sulfur coal.

Fine Particulate Matter. The Clean Air Act requires the Environmental Protection Agency (“EPA”) to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for certain pollutants. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. The EPA promulgated NAAQS for particulate matter with an aerodynamic diameter less than or equal to 10 microns, or PM10, and for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns, or PM2.5. Meeting current or potentially more stringent new PM2.5 standards may require reductions of nitrogen oxide and sulfur dioxide emissions. Future regulation and enforcement of the new PM2.5 standard will affect many power plants and coke plants, especially coal-fired power plants and all plants in non-attainment areas. Continuing non-compliance could prevent issuance of permits to facilities within the non-attainment areas

Ozone. Significant additional emissions control expenditures will be required at coal-fired power plants and coke plants to meet the current NAAQS for ozone. Nitrogen oxides, which are a by-product of coal combustion, can lead to the creation of ozone. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers and coke plants will continue to become more demanding in the years ahead. More stringent NAAQS in the future for ozone could increase the costs of operating coal-fired power plants.

Cross-State Air Pollution Rule (“CSAPR”). The CSAPR, which was intended to replace the previously developed Clean Air Interstate Rule (“CAIR”), requires states to reduce power plant emissions that contribute to ozone or fine particle pollution in other states. Under the CSAPR, emissions reductions were to have started January 1, 2012, for SO2 and annual NOx reductions, and May 1, 2012, for ozone season NOx reductions. Several states and other parties filed suits in the United States Court of Appeals for the District of Columbia Circuit in 2011 challenging the CSAPR. On August 21, 2012, the D.C. Circuit vacated the CSAPR and ordered the EPA to continue administering CAIR, pending the promulgation of a replacement rule. It is unclear what effect, if any, CAIR will have on our operations or results. On April 29, 2014, the United States Supreme Court found that the EPA was complying with statutory requirements when it issued CSAPR and reversed the D.C. Circuit’s vacation of CSAPR. On October 23, 2014, the D.C. Circuit granted the EPA’s request to lift the stay on CSAPR. Phase 1 implementation of CSAPR is set to begin in 2015, and Phase 2 will start in 2017 provided that there are no successful challenges to the D.C. Circuit’s most recent decision. Because U.S. utilities have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards regulations which require overlapping power plant emissions reductions, the practical impact of the reinstatement of CSAPR is expected to be limited.

Mercury and Air Toxic Standards (“MATS”). On December 16, 2011, the EPA issued the MATS to reduce emissions of toxic air pollutants, including mercury, other metals and acid gases, from new and existing coal and oil fired power plants. Under the final rule, existing power plants will have up to four years to comply with the MATS by installing or upgrading pollution controls, fuel switching, or using existing emissions controls as necessary to meet the compliance deadline. These requirements could significantly increase our customers’ costs and cause them to reduce their demand for coal, which may materially impact our results or operations.

Greenhouse Gases (“GHG”). Increasing concern about GHG, including carbon dioxide, emitted from burning coal at electricity generation plants has led to efforts at all levels of government to reduce their emissions, which could require utilities to burn less or eliminate coal in the production of electricity. Congress has considered federal legislation to reduce GHG emissions which, among other things, could establish a cap and trade system for GHG, including carbon dioxide emitted by coal burning power plants, and requirements for electric utilities to increase their use of renewable energy such as solar and wind power. Also, the EPA has taken several recent actions under the Clean Air Act to regulate GHG emissions. These include the EPA’s finding of “endangerment” to public health and welfare from GHG, its issuance in 2009 of the Final Mandatory Reporting of Greenhouse Gases Rule, which requires large sources, including coal-fired power plants, to monitor and report GHG emissions to the EPA annually starting in 2011, and issuance of its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which requires large industrial facilities, including coal-fired power plants, to obtain permits to emit, and to use best available control technology to curb GHG emissions. In response to a recent Supreme Court decision, the EPA is scaling back its GHG permitting program in part and plans to finalize a rule by the end of 2015 to rescind certain permits issued under the Clean Air Act triggered solely because of GHG emissions. On September 20, 2013, the EPA proposed new source performance standards for GHG for new coal and oil-fired power plants, which could require partial carbon capture and sequestration to comply. The EPA expects to issue the final regulation by mid-summer 2015. On June 2, 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. Under this proposal, nationwide carbon dioxide emissions would be reduced by 30% from 2005 levels by 2030 with a flexible interim goal. The EPA also expects to issue this final rule by mid-summer 2015 and the emission reductions are scheduled to commence in 2020. While the EPA’s actions are subject to procedural delays and legal challenges, and efforts are underway in Congress to limit or remove the EPA’s authority to regulate GHG emissions, they will remain in effect unless altered by the courts or Congress.

Regional Emissions Trading. Nine northeast and mid-Atlantic states have cooperatively developed a regional cap and trade program, the Regional Greenhouse Gas Initiative (“RGGI”), intended to reduce carbon dioxide emissions from power plants in the region. There can be no assurance at this time that this, or similar state or regional carbon dioxide cap and trade programs, in the states where our customers operate, will not adversely affect the future market for coal in the region.

Regional Haze. The EPA has initiated a regional haze program designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could adversely affect the future market for coal.

Resource Conservation and Recovery Act (“RCRA”)

The RCRA affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. Certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management.

Subtitle C of the RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under the RCRA. Following a large spill of coal ash waste at a coal burning power plant in Tennessee in June 2010, the EPA proposed two alternative sets of regulations governing the management and storage of coal ash: one would regulate coal ash and related ash impoundments at coal-fired power plants under federal regulations governing hazardous solid waste under Subtitle C of the RCRA and the other would regulate coal ash as a non-hazardous solid waste under Subtitle D. In December 2014, EPA announced that it had determined to regulate coal combustion wastes as a nonhazardous substance under Subtitle D of the RCRA. While classifying coal combustion waste as a hazardous waste under Subtitle C would have led to more stringent requirements, the new rule could still increase customers’ operating costs and may make coal less attractive for electric utilities.

In addition, environmental groups filed a notice of intent to sue the EPA for failing to update effluent limitation guidelines under the Clean Water Act for coal-fired power plants to limit discharges of toxic metals from handling of coal combustion waste. In April 2013, the EPA released its proposed revised effluent limitation guidelines to address toxic pollutants discharged from power plants, including discharges from coal ash ponds. If the EPA adopts new Clean Water Act requirements, compliance obligations for handling, transporting, storing and disposing of the material would likely increase. Potential changes to all of these rules could make coal burning more expensive or less attractive for electric utilities.

Most state hazardous waste laws exempt coal combustion waste and instead treat it as either a solid waste or a special waste. These laws may also be revised. Any costs associated with handling or disposal of coal ash as hazardous wastes would increase our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, potential liability for contamination caused by the past or future use, storage or disposal of ash could substantially increase.

Clean Water Act of 1972 (“CWA”)

The CWA established in-stream water quality standards and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”.) Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water.

Total Maximum Daily Load (“TMDL”) regulations establish a process by which states may designate stream segments as “impaired” (not meeting present water quality standards). Industrial dischargers, including coal mines and plants, will be required to meet new TMDL effluent standards for these stream segments. The adoption of new TMDL regulations in receiving streams could hamper or delay the issuance of discharge and Section 404 permits, and if issued, could require new effluent limitations for our coal mines and could require more costly water treatment, which could adversely affect our coal production or results of operations. States are also adopting anti-degradation regulations in which a state designates certain water bodies or streams as “high quality.” These regulations would prohibit the diminution of water quality in these streams. Water discharged from coal mines to high quality streams will be required to meet or exceed new “high quality” standards. The designation of high quality streams at or in the vicinity of our coal mines could require more costly water treatment and could adversely affect our coal production or results of operations.

CERCLA and Similar State Superfund Statutes

CERCLA and similar state laws affect coal mining by creating liability for the investigation and remediation of releases of regulated materials into the environment and for damages to natural resources. Under these laws, joint and several liability may be imposed on waste generators, current and former site owners or operators and others regardless of fault, for all related site investigation and remediation costs.

Permits

Mining companies must obtain numerous permits that impose strict regulations on various environmental and safety matters. These provisions include requirements for building dams; coal prospecting; mine plan development; topsoil removal, storage and replacement; protection of the hydrologic balance; subsidence control for underground mines; subsidence and surface drainage control; mine drainage and mine discharge control and treatment; and re-vegetation.

The mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plan incorporates the provisions of the SMCRA, the state programs and the complementary environmental programs that affect coal mining, including the CWA.

Required permits include mining and reclamation permits under the SMCRA and wastewater discharge permits under the CWA. In addition to the required permits, for surface operations, the mining companies also need to obtain air quality permits, fill and dredge permits from the United States Army Corps of Engineers and flood plain permits from local authorities. For refuse disposal operations, the mining companies may need to obtain impounding permits or underground slurry disposal permits. In addition, MSHA approval for ventilation, roof control and numerous specific surface and underground operations must be obtained and maintained. The authorization and permitting requirements imposed by these and other governmental agencies are costly and may delay development or continuation of mining operations. Due to the fact that the application review process may take years to complete and permit applications are increasingly being challenged by environmental and other advocacy groups, we may experience difficulty or delays in obtaining mining permits or other necessary approvals, or even face denials of permits altogether.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review, technical review and public notice and comment period before it can be approved. Some SMCRA and CWA permits can take over a year to prepare, depending on the size and complexity of the mine and often take six months or years to receive approval. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.

In evaluating a coal mine for purchase, we will consider the extent to which the mine already has the required permits or whether the mine can obtain the necessary permits within a reasonable time and cost. Due to various and, sometimes, interrelated requirements from different agencies, it is not possible to predict an average or approximate time frame required to obtain all permits and approvals to operate new or expanded mines. In addition, expanded permitting activity coupled with challenges from environmental groups will likely increase the various agencies’ permit and approval review time in the future. Additionally, in April 2014, the EPA proposed new rules expanding the definition of “Waters of the United States” that would expand the jurisdiction of EPA and the United States Army Corps of Engineers. This rule, if it becomes final, could impact our ability to timely obtain necessary permits.

ITEM 1A: RISK FACTORS

An investment in our common stock involves risks. You should carefully consider the risks described below, together with the other information in our reports filed with the Securities and Exchange Commission, before investing in our common shares. Our business, financial condition, results of operation and cash available for distribution could be materially and adversely affected by future events. In such case, we might not be able to make distributions on our common shares, the trading price of our common shares could decline, and you could lose all or part of your investment in, and expected return on, the common shares.

Risks Related to Our Business

A substantial or extended decline in coal prices within the coal industry or increase in the costs of mining could adversely affect our operating results and the value of our coal reserves.

Our operating results will largely depend on the margins that we earn on our coal sales. We expect to enter into coal sales contracts that are “forward sales contracts” under which customers agree to pay a specified price under their contracts for coal to be delivered in future years. The profitability of these contracts depends on our ability to adequately control the costs of the coal production underlying the contracts. Our margins reflect the price we receive for our coal over our cost of producing and transporting our coal and are impacted by many factors, including:

●	The market price for coal;

●	The supply of, and demand for, domestic and foreign coal;

●	Competition from other coal suppliers;

●	The cost of using, and the availability of, other fuels, including the effects of technological developments;

●	Advances in power technologies;

●	The efficiency of our mines;

●	The amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;

●	The pricing terms contained in our long-term contracts;

●	Cancellation or renegotiation of contracts;

●	Legislative, regulatory and judicial developments, including those related to the release of GHGs;

●	The strength of the U.S. dollar;

●	Air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;

●	Delays in the receipt of, failure to receive, or revocation of necessary government permits;

●	Inclement or hazardous weather conditions and natural disasters;

●	Availability and cost or interruption of fuel, equipment and other supplies;

●	Transportation costs;

●	Availability of transportation infrastructure, including flooding and railroad derailments;

●	Cost and availability of our contract miners;

●	Availability of skilled employees; and

●	Work stoppages or other labor difficulties.

Substantial or extended declines in the price that we receive for our coal or increases in the costs of mining our coal could have a material adverse effect on our operating results and our ability to generate the cash flows we require to invest in our operations, satisfy our obligations and pay distributions to shareholders. To the extent our costs increase but pricing under these coal sales contracts remains fixed or declines, we will be unable to pass increasing costs on to our customers. If we are unable to control our costs, our profitability under our forward sales contracts may be impaired and our results of operations, business and financial condition, and our ability to make distributions to our shareholders could be materially and adversely affected.

A decrease in the use of coal by electric utilities could affect our ability to sell the coal we produce.

According to the World Coal Association, in 2013, coal was used to generate over 40% of the world’s electricity needs. According to the Energy Information Administration (“EIA”), in the United States, the domestic electricity generation industry accounts for approximately 95% of domestic thermal coal consumption. The amount of coal consumed by the electricity generation industry is affected primarily by the overall demand for electricity, and environmental and other governmental regulations as well as the price and availability of renewable energy sources, including biomass, hydroelectric, wind and solar power and other non-renewable fuel sources, including natural gas and nuclear power. For example, the relatively recent low price of natural gas has resulted, in some instances, in domestic generators increasing natural gas consumption while decreasing coal consumption. Additionally, in June 2014, the EPA proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. Under this proposal, nationwide carbon dioxide emissions would be reduced by 30% from 2005 levels by 2030 with a flexible interim goal. The final rule is expected to be issued in June 2015, and the emission reductions are scheduled to commence in 2020 although expected procedural delays and anticipated litigation create uncertainty regarding if and when these new regulations will take effect. Future environmental regulation of GHG emissions could accelerate the use by utilities of fuels other than coal. Domestically, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources to generate a certain percentage of their power. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the electricity generation industry could adversely affect the price of coal, which could negatively affect our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

Our mining operations will be extensively regulated which imposes significant costs on us and changes to existing and potential future regulations or violations of regulations could increase those costs or limit our ability to produce coal.

The coal mining industry is subject to increasingly strict regulations by federal, state and local authorities on matters such as:

●	Permits and other licensing requirements;

●	Surface subsidence from underground mining;

●	Contract miner health and safety;

●	Remediation of contaminated soil, surface water and groundwater;

●	Air emissions;

●	Water quality standards;

●	The discharge of materials into the environment, including wastewater;

●	Storage, treatment and disposal of petroleum products and substances which are regarded as hazardous under applicable laws or which, if spilled, could reach waterways or wetlands;

●	Storage, treatment and disposal of petroleum products and substances which are regarded as hazardous under applicable laws or which, if spilled, could reach waterways or wetlands;

●	Storage and disposal of coal wastes including coal slurry under applicable laws;

●	Protection of human health, plant life and wildlife, including endangered and threatened species;

●	Reclamation and restoration of mining properties after mining is completed;

●	Wetlands protection;

●	Dam permitting; and

●	The effects, if any, that mining has on groundwater quality and availability.

To the extent we engage in longwall mining, subsidence issues will be particularly important to our operations. Failure to timely secure subsidence rights or any associated mitigation agreements, could materially affect our results by causing delays or changes in our mining plan through stoppages or increased costs because of the necessity of obtaining such rights.

Because of the extensive and detailed nature of these regulatory requirements, it is extremely difficult for us and other underground coal mining companies in particular, as well as the coal industry in general, to comply with all requirements at all times. We expect to be cited for violations in the future. Future violations may have a material adverse impact on our business, result of operations or financial condition. While it is not possible to quantify all of the costs of compliance with applicable federal and state laws and associated regulations, those costs are expected to continue to be significant. Compliance with these laws and regulations, and delays in the receipt of, or failure to receive or revocation of necessary government permits, could substantially increase the cost of coal mining or have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to pay distributions to our shareholders.

Extensive environmental regulations, including existing and potential future regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

The utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, particularly with respect to air emissions, which could affect demand for our coal. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants will, or are expected to become effective in coming years. In addition, concerted conservation efforts that result in reduced electricity consumption could cause coal prices and sales of our coal to materially decline.

More stringent air emissions limitations may require significant emissions control expenditures for many coal-fired power plants and could have the effect of making coal-fired plants less profitable. As a result, some power plants may switch to other fuels that generate less of these emissions or they may close. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material adverse effect on demand for and prices received for our coal.

It is possible that new environmental legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on our mining operations or our customers’ ability to use coal.

Recent developments in the regulation of GHG emissions and coal ash could materially adversely affect our customers’ demand for coal and our results of operations, cash flows and financial condition.

Coal-fired power plants produce carbon dioxide and other GHGs as a by-product of their operations. GHG emissions have received increased scrutiny from local, state, federal and international government bodies. Future regulation of GHGs could occur pursuant to U.S. treaty obligations or statutory or regulatory change. The EPA and other regulators are using existing laws, including the federal Clean Air Act, to limit emissions of carbon dioxide and other GHGs from major sources, including coal-fired power plants that may require the use of “best available control technology.” For example, in 2011, the EPA issued regulations, including permitting requirements, restricting GHG emissions from any new U.S. power plants, and from any existing U.S. power plants that undergo major modifications that increase their GHG emissions. In response to a recent Supreme Court decision, the EPA is scaling back its GHG permitting program in part and plans to finalize a rule by the end of 2015 to rescind certain permits issued under the Clean Air Act triggered solely because of GHG emissions. In addition, the EPA, in September 2013, also proposed new source performance standards for GHG emissions for new coal and oil-fired power plants, which could require partial carbon capture and sequestration. The EPA is expected to issue a final regulation by mid-summer 2015. In addition, in June 2013, President Obama announced additional initiatives intended to reduce greenhouse gas emissions globally, including curtailing U.S. government support for public financing of new coal-fired power plants overseas and promoting fuel switching from coal to natural gas or renewable energy sources. Global treaties are also being considered that place restrictions on carbon dioxide and other GHG emissions. On June 2, 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. Under this proposal, nationwide carbon dioxide emissions would be reduced by 30% from 2005 levels by 2030 with a flexible interim goal. The final rule is expected to be issued by mid-summer 2015 and the emission reductions are scheduled to commence in 2020. In addition, state and regional climate change initiatives to regulate GHG emissions, such as the RGGI of certain northeastern and mid-Atlantic states, the Western Climate Initiative, the Midwestern Greenhouse Gas Reduction Accord and the California Global Warming Solutions Act, either have already taken effect or may take effect before federal action. Further, governmental agencies have been providing grants or other financial incentives to entities developing or selling alternative energy sources with lower levels of GHG emissions, which may lead to more competition from those entities. There have also been several public nuisance lawsuits brought against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs are seeking various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court recently determined that such claims cannot be pursued under federal law, plaintiffs may seek to proceed under state common law.

In December 2014, the EPA announced that it had determined to regulate coal combustion wastes, sometimes referred to as coal ash, as a nonhazardous substance under Subtitle D of the RCRA. While classifying coal combustion waste as a hazardous waste under Subtitle C of the RCRA would have led to more stringent requirements, the new rule could still increase customers’ operating costs and may make coal less attractive for electric utilities.

The enactment of these and other laws or regulations regarding emissions from the combustion of coal or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources thereby reducing demand for our coal. Significant public opposition has also been raised with respect to the proposed construction of certain new coal-fueled electricity generating plants and certain new export transloading facilities due to the potential for increased air emissions. Such opposition, as well as any corporate or investor policies against coal-fired generation plants could also reduce the demand for our coal. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact the global demand for coal in the future. The potential impact on us of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances force electricity generators to diminish their reliance on coal as a fuel source. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws, regulations or other policies may have on our results of operations, cash flows and financial condition as well as our ability to pay distributions to our shareholders. However, such impacts could have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to pay distributions to our shareholders.

Extensive governmental regulation pertaining to employee safety and health imposes significant costs on our mining operations and could materially and adversely affect our results of operations.

Federal and state safety and health regulations in the coal mining industry are among the most comprehensive and pervasive systems for protection of employee safety and health affecting any U.S. industry. Compliance with these requirements will impose significant costs on us and can result in reduced productivity. New health and safety legislation, regulations and orders may be adopted that may materially and adversely affect our mining operations.

Federal and state health and safety authorities have the right to inspect our operations. In recent years, federal authorities have also conducted special inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases such as methane. In addition, the federal government has announced that it is considering changes to mine safety rules and regulations, which could potentially result in or require additional safety training and planning, enhanced safety equipment, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements.

In addition, in March 2013, MSHA implemented a revised POV standard. Under the revised standard, mine operators are no longer entitled to a ninety day notice of potential POV. In addition, MSHA began screening for POV by using issued citations and orders, prior to their final adjudication. If a mine is designated as having a POV, MSHA will issue an order withdrawing miners from any areas affected by violations which pose a significant and substantial hazard to the health and/or safety of miners. Once a mine is in POV status, it can be removed from that status only upon (i) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA or (ii) no POV-related withdrawal orders being issued by MSHA within ninety (90) days following the mine operator being placed on POV status. Litigation testing the validity of the standard and its application by MSHA is ongoing. However, from time to time one or more of our operations may meet the POV screening criteria, and we cannot make assurances that one or more of our operations will not be placed into POV status, which could materially and adversely affect our results of operations.

We must compensate employees for work-related injuries. If adequate provisions for workers’ compensation liabilities were not made, our future operating results could be harmed. Also, federal law requires we contribute to a trust fund for the payment of benefits and medical expenses to certain claimants. Currently, the trust fund is funded by an excise tax on coal production of $1.10 per ton for underground coal sold domestically, not to exceed 4.4% of the gross sales price. If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely affected. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business. In addition, the erosion through tort liability of the protections we are currently provided by workers’ compensation laws could increase our liability for work-related injuries and have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to pay distributions to our shareholders.

Extensive environmental regulations, including existing and potential future regulatory requirements, pertaining to discharge of materials into the environment, including wastewater, imposes significant costs to our mining operations and could materially and adversely affect our production, cash flow and profitability.

Our mining operations will be subject to numerous complex regulatory, compliance, and enforcement programs. Our operations, from time to time, may be issued violation notices from various agencies that result in fines, penalties, or suspension of mining activities. Such a suspension could have a material adverse effect on our results of operations, cash flows and financial condition, as well as our ability to make distributions to our shareholders.

Additionally, regulatory agencies may, from time to time, add more stringent compliance requirements to our environmental permits either by rule, or regulation or during the permit renewal process. More stringent requirements could lead to increases in costs and could materially and adversely affect our production, cash flow and profitability. For example, on April 30, 2013, citing lack of resources and the priority of other matters, the EPA denied a petition brought by environmental groups seeking to add coal mines to the Clean Air Act section 111 list of stationary source categories, which would have had the effect of regulating methane emissions from coal mines in some manner. Following the environmental groups’ challenge to EPA’s denial, the United States Court of Appeals for the District of Columbia upheld the EPA’s action in May 2014. However, the EPA could, in the future, determine to add coal mines to the list of regulated sources and impose emission limits on coal mines, which could have a significant impact on our mining operations.

We may be unable to obtain, maintain or renew permits necessary for our operations and to mine all of our coal reserves, which would materially and adversely affect our production, cash flow and profitability.

In order to develop economically recoverable coal reserves, we must regularly obtain, maintain or renew a number of permits that impose strict requirements on various environmental and operational matters in connection with coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. Permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical and could result in the discontinuance of mine development or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ claims to challenge the issuance or renewal of permits, the validity of environmental impact statements or performance of mining activities. Our mining operations may become subject to legal challenges before administrative or judicial bodies contesting the validity of our environmental permits under SMCRA and the CWA, among other statutory provisions. Accordingly, required permits may not be issued in a timely fashion or renewed at all, or permits issued or renewed may not be maintained, may be challenged or may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which would materially reduce our production, cash flow, and profitability as well as our ability to pay distributions to our shareholders.

We make no assurances that we will be able to obtain, maintain or renew any of the governmental permits that we need to continue developing our proven and probable coal reserves. Further, new legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment and to human health and safety that would further regulate and tax the coal industry may also require us to change operations significantly or incur increased costs. For example, in March 2014, the EPA announced a proposed rule expanding the definition of “Waters of the United States” that would expand the jurisdiction of the EPA and the United States Army Corps of Engineers to regulate waters not previously regulated. This rule, if it becomes final, could impact our ability to timely obtain necessary permits. Such changes could have a material adverse effect on our financial condition and results of operations as well as our ability to pay distributions to our shareholders.

Substantially all of our coal may be shipped through arrangements with, and are subject to minimum volume requirements that are due regardless of whether coal is actually shipped or mined.

Some or all of the coal that we will ship may be through contractual arrangements that have minimum volume requirements. Failure to meet those requirements could result in liquidated damages. If our operations do not meet the minimum volume requirements then we could suffer from a shortage of cash due to the ongoing requirement to pay minimum payments despite a lack of shipping and the associated sales revenue. As a result, our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders may be materially adversely affected.

Competition within the coal industry may adversely affect our ability to sell coal and excess production capacity in the industry could put downward pressure on coal prices.

We compete with other producers primarily on the basis of price, coal quality, transportation cost and reliability of delivery. We cannot assure you that competition from other producers will not adversely affect us in the future. The coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. We cannot assure you that the result of current or further consolidation in the industry will not adversely affect us. In addition, potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the U.S., where our mining operations are currently located. We cannot assure you that we will be able to compete on the basis of price or other factors with companies that in the future may benefit from favorable trading or other arrangements. We will compete directly for domestic and international coal sales with numerous other coal producers located in the U.S. and internationally, in countries such as Australia, China, India, South Africa, Indonesia, Russia and Colombia. The price of coal in the markets into which we sell our coal is also influenced by the price of coal in the markets in which we do not sell our coal because significant oversupply of coal from other markets could materially reduce the prices we receive for our coal. Increases in coal prices could encourage the development of expanded capacity by new or existing coal producers, which could result in lower coal prices. As a result, our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders may be materially adversely affected.

Global economic conditions, or economic conditions in any of the industries in which our customers operate, and continued uncertainty in financial markets may have material adverse impacts on our business and financial condition that we cannot predict.

If economic conditions or factors that negatively affect the economic health of the U.S., Europe or Asia worsen, our revenues could be reduced and thus adversely affect our results of operations. These markets have historically experienced disruptions, relating to volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions, high unemployment rates and increasing interest rates. If these developments continue or worsen it may adversely affect the ability of our customers and suppliers to obtain financing to perform their obligations to us. If the economic impact of the current downturn continues to impact foreign markets disproportionately, global currencies will continue to weaken against the U.S. dollar. This would impact our ability to continue exporting our coal by making it more expensive for foreign buyers. We believe that deterioration or a prolonged period of economic weakness could have an adverse impact on our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

We may be involved in legal proceedings that if determined adversely to us, could significantly impact our profitability, financial position or liquidity.

We may be, and from time to time may become, involved in various legal proceedings that arise in the ordinary course of business. Some lawsuits will seek fines or penalties and damages in very large amounts, or seek to restrict our business activities. Any such proceedings could have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to make distributions to our shareholders.

Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.

Federal or state regulatory agencies, including MSHA, have the authority under certain circumstances following significant health, safety or environmental incidents or pursuant to permitting authority to temporarily or permanently close one or more of our mines. If this occurred, we may be required to incur capital expenditures and/or additional expenses to re-open the mine. In the event that these agencies cause us to close one or more of our mines, our coal sales contracts will generally permit us to issue force majeure notices which suspend our obligations to deliver coal under such contracts. However, our customers may challenge our issuances of force majeure notices in connection with these closures. If these challenges are successful, we may have to purchase coal from third-party sources, if available, to fulfill these obligations, incur capital expenditures to re-open the mine or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or termination of such customers’ contracts. Any of these actions could have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to pay distributions to our shareholders.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Certain of our coal mining operations use or have used hazardous and other regulated materials and have generated hazardous wastes, including in some case prior to our involvement with, or operation of, such location. We may be subject to claims under federal and state statutes or common law doctrines for penalties, toxic torts and other damages, as well as for natural resource damages and for the investigation and remediation of soil, surface water, groundwater, and other media under laws such as the CERCLA, commonly known as Superfund, or the Clean Water Act. Such claims may arise, for example, out of current, former or threatened conditions at sites that we currently own or operate as well as at sites that we and companies we acquired owned or operated in the past, or sent waste to for treatment or disposal, and at contaminated sites that have always been owned or operated by third parties.

Failure to meet certain provisions in our coal supply agreements could result in economic penalties.

Most of our coal supply agreements will contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as heat value, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, purchasing replacement coal in a higher-priced open market, rejection of deliveries or termination of the contracts. In some of the contract price adjustment provisions, failure of the parties to agree on price adjustments may allow either party to terminate the contract.

Many agreements also contain provisions that permit the parties to adjust the contract price upward or downward for specific events, including changes in the laws regulating the timing, production, sale or use of coal. Moreover, a limited number of these agreements permit the customer to terminate the agreement if transportation costs increase substantially or, in the event of changes in regulations affecting the coal industry, such changes increase the price of coal beyond specified amounts. Additionally, a number of agreements provide that customers may terminate the agreement in the event a new or amended environmental law or regulation prevents or restricts the customer from utilizing coal supplied by us and/or requires material.

Certain of our customers may seek to defer contracted shipments of coal which could affect our results of operations and liquidity.

From time to time, certain customers may seek to delay shipments or request deferrals under existing agreements. There is no assurance that we will be able to resolve existing and potential deferrals on favorable terms, or at all. Any such deferrals may have an adverse effect on our business, results of operations and financial condition, as well as our ability to pay distributions to our shareholders.

We may not be able to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our coal mining and transportation operations.

We will use equipment in our coal mining and transportation operations such as continuous miners, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. This equipment is procured from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. The mining process involves the use of considerable quantities of steel. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our results of operations, business and financial condition as well as our profitability and our ability to pay distributions to our shareholders.

The development of coal mines is a challenging process that may take longer and cost more than estimated, or not be completed at all.

The full development of our mineral rights may not be achieved. We may encounter adverse geological conditions or delays in obtaining, maintaining or renewing required construction, environmental or operating or mine design permits. Construction delays cause reduced production and cash flow while certain fixed costs, such as minimum royalties and debt payments, must still be paid on a predetermined schedule.

Our business requires substantial capital expenditures and we may not have access to the capital required to reach full development of our mines.

Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of capital expenditures required to build-out our mines has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders may be materially adversely affected if we cannot make such capital expenditures.

Major equipment and plant failures could reduce our ability to produce and ship coal and materially and adversely affect our results of operations.

Once we acquire mining properties, we may be dependent on several major pieces of mining equipment and preparation plants to produce and ship our coal, including, but not limited to, continuous mining systems, preparation plants, and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation, or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost which would impact our ability to produce and ship coal and materially and adversely affect our results of operations, business and financial condition and our ability to pay distributions to our shareholders.

We face numerous uncertainties in estimating our economically recoverable coal reserves.

Coal is economically recoverable when the price at which coal can be sold exceeds the costs and expenses of mining and selling the coal. Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We will base our reserve information on engineering, economic and geological data assembled and analyzed by third parties and our staff, which includes various engineers. The reserve estimates as to both quantity and quality are updated from time to time to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves necessarily depend upon a number of variable factors and assumptions, any one of which may, if inaccurate, result in an estimate that varies considerably from actual results. These factors and assumptions include:

●	Geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience in areas we currently mine;

●	Future coal prices, operating costs and capital expenditures;

●	Excise taxes, royalties and development and reclamation costs;

●	Future mining technology improvements;

●	The effects of regulation by governmental agencies;

●	Ability to obtain, maintain and renew all required permits;

●	Employee health and safety needs; and

●	Historical production from the area compared with production from other producing areas.

As a result, actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our production from reserves may vary materially from estimates. These estimates thus may not accurately reflect our actual reserves. Any material inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs or decreased profitability which could materially adversely affect our results of operations, business and financial condition as well as our ability to pay distributions to our shareholders.

Some of our customers may blend our coal with coal from other sources, making our sales dependent upon our customers locating additional sources of coal.

Our coal’s characteristics, particularly the sulfur or chlorine content, may cause many of our customers blend our coal with other purchased supplies of coal before burning it in their boilers. Some of our current or future coal sales may therefore be dependent in part on those customers’ ability to locate additional sources of coal with offsetting characteristics which may not be available in the future on terms that render the customers’ overall cost of blended coal economic. A loss of business from such customers may materially adversely affect our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

Our operations are subject to risks, some of which are not insurable, and we cannot assure you that our existing insurance would be adequate in the event of a loss.

We expect to maintain insurance to protect against risk of loss but our coverage is subject to deductibles and specific terms and conditions. We cannot assure you that we will have adequate coverage or that we will be able to obtain insurance against certain risks, including certain liabilities for environmental pollution or hazards. We cannot assure you that insurance coverage will be available in the future at commercially reasonable costs, or at all, or that the amounts for which we are insured or that we may receive, or the timing of any such receipt, will be adequate to cover all of our losses. Uninsured events may adversely affect our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

We will have future mine closure and reclamation obligations the timing of and amount for which are uncertain. In addition, our failure to maintain required financial assurances could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease the coal.

Once we acquire mining properties, we will be required to estimate our asset retirement obligations for final reclamation and mine closure, which will be based upon detailed engineering calculations of the amount and timing of the future cash for a third party to perform the required work. Spending estimates are escalated for inflation and market risk premium, and then discounted at the credit-adjusted, risk-free rate. In view of the uncertainties concerning future mine closure and reclamation costs on our properties, the ultimate timing and future costs of these obligations could differ materially from our current estimates. Our estimates for this future liability are subject to change based on new or amendments to existing applicable laws and regulations, the nature of ongoing operations and technological innovations. Although we accrue for future costs in our consolidated balance sheets, we do not reserve cash in respect of these obligations or otherwise fund these obligations in advance. As a result, we will have significant cash outlays when we are required to close and restore mine sites that may, among other things, affect our ability to satisfy our obligations under our indebtedness and other contractual commitments and pay distributions to shareholders. We cannot assure you that we will be able to obtain financing on satisfactory terms to fund these costs, or at all.

In addition, regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. Currently, the security we provide consists of surety bonds. The premium rates and terms of the surety bonds are subject to annual renewals. Our failure to maintain, or inability to acquire, surety bonds or other forms of financial assurance that are required by applicable law, contract or permit could adversely affect our ability to operate. That failure could result from a variety of factors including the lack of availability, higher expense or unfavorable market terms of new surety bonds or other forms of financial assurance. There can be no guarantee that we will be able to maintain or add to our current level of financial assurance. Additionally, any capital resources that we do utilize for this purpose will reduce our resources available for our operations and commitments as well as our ability to pay distributions to our shareholders.

Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.

Our coal reserves may be leased. A title defect or the loss of any lease upon expiration of its term, upon a default or otherwise, could adversely affect our ability to mine the associated reserves or process the coal that we mine. Title to our owned or leased properties and mineral rights is not usually verified until we make a commitment to mine a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. In some cases, we rely on title information or representations and warranties provided by our lessors or grantors. Our right to mine our reserves may again be adversely affected if defects in title, boundaries or other rights necessary for mining exist or if a lease expires. Any challenge to our title or leasehold interests could delay the mining of the property and could ultimately result in the loss of some or all of our interest in the property. From time to time we also may be in default with respect to leases for properties on which we have mining operations. In such events, we may have to close down or significantly alter the sequence of such mining operations which may adversely affect our future coal production and future revenues. If we mine on property that we do not own or lease, we could incur liability for such mining and be subject to regulatory sanction and penalties.

In order to obtain, maintain or renew leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease. Some leases have minimum production requirements. As a result, our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders may be materially adversely affected.

Our coal reserves could be subject to minimum royalty payments that are due regardless of whether coal is actually mined.

The coal reserves that we acquire may be subject to minimum royalty payments. Failure to meet minimum production requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself. If certain operations do not meet production goals then we could suffer from a shortage of cash due to the ongoing requirement to pay minimum royalty payments despite a lack of production and the associated sales revenue. As a result, our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders may be materially adversely affected.

Significant increases in, or the imposition of new, taxes we pay on the coal we produce could materially and adversely affect our results of operations.

If state in which we operate was to impose a state severance tax or any other tax applicable solely to our operations in that state, we may be significantly impacted and our results of operations, business and financial condition, as well as the ability to pay distributions to our shareholders could be materially and adversely affected. Any imposition of a state severance tax or any county tax could disproportionately impact us relative to our competitors that are more geographically diverse.

A shortage of skilled mining labor in the U.S. could decrease our labor productivity and increase our labor costs, which would adversely affect our profitability.

Efficient coal mining using complex and sophisticated techniques and equipment requires skilled laborers proficient in multiple mining tasks, including mining equipment maintenance. Any shortage of skilled mining labor reduces the productivity of experienced employees who must assist in training unskilled employees. If a shortage of experienced labor occurs, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

Our ability to operate our mines efficiently and profitably could be impaired if we lose, or fail to continue to attract, key qualified operators.

We manage our business with a key mining operator at each location. As our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified operators and contractors. We cannot be certain that we will be able to find and retain qualified operators or that they will be able to attract and retain qualified contractors in the future. Failure to retain or attract key operators could have a material adverse effect on our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

Our workforce may not remain non-union in the future.

We do not expect to acquire any mining properties where the workforce is represented under collective bargaining agreements. However, that workforce may not remain non-union in the future, and proposed legislation, could, if enacted, make union organization more likely. If some or all of our current operations were to become unionized, it could adversely affect our productivity, increase our labor costs and increase the risk of work stoppages at our mining complexes. In addition, even if we remain non-union, our operations may still be adversely affected by work stoppages at our facilities or at unionized companies, particularly if union workers were to orchestrate boycotts against our contractors.

Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies depends, in part, on the continued contributions of our executive officers and other key employees. The loss of any of our key senior executives could have a material adverse effect on our business unless and until we find a replacement. A limited number of persons exist with the requisite experience and skills to serve in our senior management positions. We may not be able to locate or employ qualified executives on acceptable terms. In addition, we believe that our future success will depend on our continued ability to attract and retain highly skilled personnel with coal industry experience. Competition for these persons in the coal industry is intense and we may not be able to successfully recruit, train or retain qualified managerial personnel. We may not be able to continue to employ key personnel or attract and retain qualified personnel in the future. Our failure to retain or attract key personnel could have a material adverse effect on our ability to effectively operate our business.

Coal mining operations are subject to inherent risks and are dependent on many factors and conditions beyond our control, any of which may adversely affect our productivity and our financial condition.

Our mining operations, including our transportation infrastructure, will be influenced by changing conditions that can affect the safety of our workforce, production levels, delivery of our coal and costs for varying lengths of time and, as a result, can diminish our revenues and profitability. In particular, underground mining and related processing activities present inherent risks of injury to persons and damage to property and equipment. A shutdown of any of our mines or prolonged disruption of production at any of our mines or transportation of our coal to customers would result in a decrease in our revenues and profitability, which could be material. Certain factors affecting the production and sale of our coal that could result in decreases in our revenues and profitability include:

●	Adverse geologic conditions including floor and roof conditions, variations in seam height, washouts and faults;

●	Fire or explosions from methane, coal or coal dust or explosive materials;

●	Industrial accidents;

●	Seismic activities, ground failures, rock bursts, or structural cave-ins or slides;

●	Delays in the receipt of, or failure to receive, or revocation of necessary government permits;

●	Changes in laws or regulations, including permitting requirements and the imposition of additional regulations, taxes or fees;

●	Accidental or unexpected mine water inflows;

●	Delays in moving mining equipment;

●	Railroad derailments;

●	Inclement or hazardous weather conditions and natural disasters, such as heavy rain, high winds and flooding;

●	Environmental hazards;

●	Interruption or loss of power, fuel, or parts;

●	Increased or unexpected reclamation costs;

●	Equipment availability, replacement or repair costs; and

●	Mining and processing equipment failures and unexpected maintenance problems.

These risks, conditions and events could (1) result in: (a) damage to, or destruction of value of, our coal properties, our coal production or transportation facilities, (b) personal injury or death, (c) environmental damage to our properties or the properties of others, (d) delays or prohibitions on mining our coal or in the transportation of coal, (e) monetary losses and (f) potential legal liability; and (2) could have a material adverse effect on our operating results and our ability to generate the cash flows we require to invest in our operations and satisfy our debt obligations. Our insurance policies only provide limited coverage for some of these risks and will not fully cover these risks. A significant mine accident could potentially cause a mine shutdown, and could have a substantial adverse impact on our results of operations, financial condition or cash flows, as well as our ability to pay distributions to our shareholders.

The availability or reliability of current transportation facilities could affect the demand for our coal or temporarily impair our ability to supply coal to our customers. In addition, our inability to expand our transportation capabilities and options could further impair our ability to deliver coal efficiently to our customers.

We will depend upon rail, barge, ocean-going vessels and port facilities to deliver coal to customers. Disruption of these transportation services because of weather-related problems, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, transportation delays, lack of rail or port capacity or other events could temporarily impair our ability to supply coal to customers and thus could adversely affect our results of operations, cash flows and financial condition, as well as our ability to pay distributions to our shareholders.

Additionally, if there are disruptions of the transportation services provided by the railroad and we are unable to find alternative transportation providers to ship our coal, our business and profitability could be adversely affected. If there is a disruption in available transportation options, there is no assurance that we will be able to develop alternative transportation options on terms that are favorable to us. Any failure to do so could have a material adverse impact on our financial position and results of operations as well as our ability to pay distributions to our shareholders.

Significant increases in transportation costs could make our coal less competitive when compared to other fuels or coal produced from other regions.

Transportation costs represent a significant portion of the total cost of coal for our customers and the cost of transportation is an important factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuations in the price of diesel fuel, could make coal a less competitive source of energy when compared to other fuels such as natural gas or could make our coal less competitive than coal produced in other regions of the U.S. or abroad.

Significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country and from abroad, including coal imported into the U.S. Coordination of the many eastern loading facilities, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern U.S. inherently more expensive on a per ton-mile basis than shipments originating in the western U.S. Historically, high coal transportation rates and transportation constraints from the western coal producing areas into eastern U.S. markets limited the use of western coal in those markets. However, a decrease in rail rates or an increase in rail capacity from the western coal producing areas to markets served by Eastern U.S. producers could create major competitive challenges for eastern producers. Increased competition due to changing transportation costs could have an adverse effect on our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

Our ability to mine and ship coal may be affected by adverse weather conditions, which could have an adverse effect on our revenues.

Adverse weather conditions can impact our ability to mine and ship our coal and our customers’ ability to take delivery of our coal. Lower than expected shipments by us during any period could have an adverse effect on our revenues. In addition, severe weather may affect our ability to conduct our mining operations and severe rain, ice or snowfall may affect our ability to load and transport coal. If we are unable to conduct our operations due to severe weather, it could have an adverse effect on our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

We sell a portion of our uncommitted tons in the spot market which is subject to volatility.

We expect to derive some or all of our revenue from coal sales in the spot market, typically defined as contracts with terms of less than one year. The pricing in spot contracts is significantly more volatile than pricing through long-term coal supply agreements because it is subject to short-term demand swings. If spot market pricing for coal is unfavorable, this volatility could materially adversely affect our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

We do not currently use forward sale or other significant hedging arrangements to protect against coal prices or commodity prices and, as a result, our operating results are exposed to the impact of any significant decrease in the price of coal or any significant increase in commodity prices.

We do not currently enter into forward sales or other significant hedging arrangements to reduce the risk of exposure to volatility in commodity prices. Accordingly, our future operations are exposed to the impact of any significant decrease in coal prices and any significant increase in commodity prices. If such prices change significantly, we will realize reduced revenues and increased costs. We may enter into forward sale and hedging arrangements at a future date.

Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Many utilities have sold their power plants to non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear on payment default. These new power plant owners may have credit ratings that are below investment grade. In addition, some of our customers have been adversely affected by the current economic downturn, which may impact their ability to fulfill their contractual obligations. Competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear on payment default. We also have contracts to supply coal to energy trading and brokering customers under which those customers sell coal to end users. If the creditworthiness of any of our energy trading and brokering customers declines, we may not be able to collect payment for all coal sold and delivered to or on behalf of these customers. An inability to collect payment from these counterparties may materially adversely affect our results of operations, business and financial condition, as well as our ability to pay distributions to our shareholders.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions affecting our customers could cause delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the U.S. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to pay distributions to our shareholders.

A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our contractors and employees, analyze mining information, and estimate quantities of coal reserves, as well as other activities related to our businesses. We expect to implement cyber security protocols and systems with the intent of maintaining the security of our operations and protecting our and our counterparties’ confidential information against unauthorized access. Despite such efforts, we may be subject to cyber security breaches which could result in unauthorized access to our information systems or infrastructure.

Strategic targets, such as energy-related assets, may be at greater risk of future cyber attacks than other targets in the United States. Deliberate cyber attacks on, or security breaches in, our digital systems or information technology infrastructure, or that of third parties, could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Risks Inherent in an Investment in Us

There Is A Limited Market For Our Common Stock.

The trading market for our common stock is limited. Our common stock is eligible for trading on the OTC Bulletin Board, but is not eligible for trading on any national or regional securities exchange or the Nasdaq National Market. A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

No Operating History in Coal Mining Industry.

The Company only recently changed its business plan to involve the purchase of coal mines and related assets. We have no operating history in the coal mining industry upon which prospective investors can evaluate our likely performance. There can be no assurance that the Company will achieve its investment objective.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Our board of directors retains the discretion to change this policy.

An increase in interest rates may cause the market price of our common shares to decline.

Like all equity investments, an investment in our common shares is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally. Reduced demand for our common shares resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common shares to decline.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 92.3% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock. Because of the special voting rights of our Series A Preferred Stock (which is entitled to 54% of the total votes on any matter on which shareholders have a right to vote), William L. Tuorto currently controls 85.4% of the votes on any matter requiring a shareholder vote. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Additional equity or debt financing may be dilutive to existing stockholders or impose terms that are unfavorable to us or our existing stockholders.

We will need to raise substantial capital in order to finance the acquisition of coal properties, provide working capital, and create reserves against the many contingencies that are inherent in the mining industry. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve arrangements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our current stockholders.

We depend on key personnel and could be harmed by the loss of their services because of the limited number of qualified people in our industry.

Because of our small size, we require the continued service and performance of our management team, all of whom we consider to be key employees. Competition for highly qualified employees in the mining industry is intense. Our success will depend to a significant degree upon our ability to attract, train, and retain highly skilled directors, officers, management, business, financial, legal, marketing, sales, and technical personnel and upon the continued contributions of such people. In addition, we may not be able to retain our current key employees. The loss of the services of one or more of our key personnel and our failure to attract additional highly qualified personnel could impair our ability to expand our operations and provide service to our customers.

Under the terms of our Certificate of Incorporation, our Board of Directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

Under the terms of our Certificate of Incorporation, our board of directors is authorized to issue shares of preferred stock in one or more classes or series without stockholder approval. The board has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

Provisions in Our Certificate of Incorporation and Bylaws and Delaware law May Inhibit a Takeover of Us, Which Could Limit the Price Investors Might Be Willing to Pay in the Future for our Common Stock and Could Entrench Management.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board has authorized the issuance of 100,000 shares of one class of preferred stock, known as “Series A Preferred Stock.” The Series A Preferred Stock has voting rights entitling it to 54% of the total votes on any matter on which stockholders are entitled to vote. In addition, we cannot authorize or issue any class of capital stock or bonds, debentures, notes or other securities or other obligations ranking senior to or on a parity with the Series A Preferred Stock without the approval of the Series A Preferred Stock voting as a separate class. Mr. Tuorto holds all of the outstanding shares of Series A Preferred Stock. As a result, at any meeting of shareholders Mr. Tuorto has a disproportionate voting power.

Mr. Tuorto’s control of our Series A Preferred Stock may prevent our stockholders from replacing a majority of our board of directors at any shareholder meeting, which may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and

●	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We Will Incur Significant Costs As A Result Of Operating As A Public Company. We May Not Have Sufficient Personnel For Our Financial Reporting Responsibilities, Which May Result In The Untimely Close Of Our Books And Record And Delays In The Preparation Of Financial Statements And Related Disclosures.

As a registered public company, we experienced an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

If we are not able to comply with the requirements of Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, the Financial Industry Regulatory Authority (“FINRA”) has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times our securities will be removed from the OTC Bulletin Board for failure to timely file. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Because the market may respond to our business operations and that of our competitors, our stock price will likely be volatile.

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) and OTCQB. The OTCBB and OTCQB are networks of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Our shares are quoted on the OTCBB and OTCQB under the symbol “ROYE.” We anticipate that the market price of our Common Stock will be subject to wide fluctuations in response to several factors, including: our ability to economically exploit our properties successfully; increased competition from competitors; and our financial condition and results of our operations.

ITEM 2: DESCRIPTION OF PROPERTIES

General

Blaze Minerals, LLC - As of August 31, 2015, the Company owned 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia. The Company completed the acquisition on April 17, 2015 when it issued 2,803,621 shares of its common stock. The coalbed methane rights were previously leased to a predecessor in interest to CONSOL Energy, Inc. until 2013.

Headquarters - Our executive headquarters occupy leased office space at 56 Broad Street, Suite 2, Charleston, SC 29401 under which lease provides for monthly lease of $1,400 per month.

Properties Under Options

Wellston Coal, LLC (“Wellston”) - On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (since extended to December 31, 2015). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Property”). The Company plans to close on the acquisition of Wellston upon satisfactory completion of due diligence.

Blaze Mining Company, LLC (“Blaze Mining”) - On May 29, 2015, the Company entered into an Option Agreement to acquire all of the membership units of Blaze Mining. Under the Option Agreement, the Company has the right to complete the purchase through September 1, 2015 (since extended to December 31, 2015) by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controls operations at the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia (“Alpheus”). Alpheus has approximately 16 million tons of low-volatile Met fine and coarse coal in two separate coal refuse ponds. Alpheus has rail access, a permitted wash plant construction site, and an operating processing plant, which produces renewable energy in the form of coal pellets, for sale to utility customers using the on-site coal fines. Blaze Mining’s operations are located within seven miles of Wellston. The Company plans to close on the acquisition of Blaze Mining after the satisfactory completion of due diligence.

G.S. Energy, LLC (“GS Energy”) - On June 10, 2015, the Company entered into a Securities Exchange Agreement to acquire G.S. Energy, LLC (“GS Energy”), under which the Company agreed to acquire all of the issued and outstanding membership units of GS Energy for common shares with a market value of $9,600,000 on the date of closing, subject to a minimum and maximum number of shares of 1,250,000 and 1,750,000, respectively. Closing under the Securities Exchange Agreement will occur upon the successful completion of a financial audit of GS Energy and due diligence. GS Energy owns and leases approximately 6,000 net acres of coal and coalbed methane mineral rights and a surface coal mine in McDowell County, West Virginia. Blue Grove, the Company’s subsidiary, is the exclusive operator of the GS Energy surface coal mine. Ian Ganzer owns 25% of the membership units of GS Energy and Gary Ganzer, his father, owns the remaining 75%. GS Energy’s operations are located within thirty miles of Wellston and Alpheus. The Company plans future integration of the operations in the form of blended coal sales, administrative efficiencies, and logistical cost-savings through the Alpheus rail load-out.

ITEM 3: LEGAL PROCEEDINGS

The Company is not currently involved in any litigation.

ITEM 4: MINE SAFETY DISCLOSURES

We believe that Royal Energy Resources, Inc. and its subsidiary operations (“Royal”) will be one of the safest coal mining companies in the world. Safety is a core value at Royal. We currently contract mining operations through a third party who has in place a comprehensive safety program that includes extensive health & safety training for all employees, site inspections, emergency response preparedness, crisis communication training, incident investigation, regulatory compliance training and process auditing, as well as an open dialogue between all levels of employees, which we support. The goals of our processes are to eliminate exposure to hazards in the workplace, ensure that we comply with all mine safety regulations and support regulatory and industry efforts to improve the health and safety of our employees along with the industry as a whole.

The operation of our mines is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (“Mine Act”). MSHA will inspect our mines on a regular basis and issue various citations, orders and violations when it believes a violation has occurred under the Mine Act. We began mining operations in June 2015 and have not received any citations, orders or violations as of August 31, 2015.

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

On October 1, 2012, the Company effected a 1 for 500 reverse stock split. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended August 31, 2015 and 2014. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

Period	High	Low

2015
Quarter ended August 31, 2015	$12.400	$4.510
Quarter ended May 31, 2015	$20.010	$0.250
Quarter ended February 28, 2015	$0.250	$0.100
Quarter ended November 30, 2014	$0.400	$0.100

2014
Quarter ended August 31, 2014	$1.000	$0.400
Quarter ended May 31, 2014	$1.000	$0.075
Quarter ended February 28, 2014	$0.075	$0.075
Quarter ended November 30, 2013	$0.170	$0.075

The OTCBB is a quotation service sponsored by the Financial Industry Regulatory Authority (FINRA) that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

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

Recent Sales of Unregistered Securities

During three months ended August 31, 2015, the Company issued an aggregate of 2,132,000 shares of common stock in unregistered transactions as follows:

Acquisition of Blue Grove Coal, LLC: On June 10, 2015, the Company issued 350,000 shares of restricted common stock to acquire all of the membership interests of Blue Grove Coal, LLC. The shares were valued at $2.50 per share. The shares of common stock were issued to the owners of the membership units of Blue Grove Coal, LLC in reliance on Section 4(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Private Placement Shares: Between June 12, 2015 and August 31, 2015, the Company issued 1,782,000 shares of common stock at $2.50 per share, for gross consideration of $4,455,000. The shares were issued pursuant to a private offering made exclusively to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The Offering was not registered under the Securities Act or applicable state securities laws by virtue of the “private placement” exemption set forth in Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.

Holders

As of November 1, 2015, there are approximately 53 shareholders of record of the Company’s common stock, which does not include shareholders holding their shares in street name.

Dividend Policy

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

Issuer Purchases of Equity Securities

During the quarter ended August 31, 2015, the Company did not purchase any shares of its common stock.

ITEM 6: SELECTED FINANCIAL DATA

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 17, 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane mineral rights, located across 22 counties in West Virginia. See Notes 14 and 15 to the consolidated financial statements for additional completed and planned acquisitions.

Results of Operations

Years Ended August 31, 2015 and 2014

Revenues and Cost of Revenues

During the year ending August 31, 2015, we disposed of our existing mining and oil and gas assets, and acquired 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia. Also, during the year ending August 31, 2015, we acquired Blue Grove, which is the exclusive operator for GS Energy, which owns and leases approximately 6,000 net acres of coal and coalbed methane mineral rights and a surface coal mine in McDowell County, West Virginia. We also entered into an agreement to acquire GS Energy, the completion of which is subject to the completion of an audit of GS Energy and due diligence. Pending the completion of the acquisition of GS Energy, Blue Grove began surface mining of the minerals owned or leased by GS Energy. The Company also has entered into option agreements to acquire other coal assets, and is evaluating the purchase of other coal mines in the Appalachian region.

Our revenues from coal mining commenced during the month of June 2015. We had no revenues during the prior fiscal year. Below is a summary of the revenues and expenses from out coal mining operations in the year ending August 31, 2015.

Revenues		$281,276

Cost of revenues:
Subcontractor costs	200,312
Hauling expense	20,035
Production taxes	20,130
Royalties	18,287
Engineering, analysis and other	24,044
Total cost of sales		282,808
Loss		$(1,532)

The Company produced 4,182 tons at an average sales price of $67 per ton. Subcontract costs averaged approximately $48 per ton and hauling expense averaged approximately $5 per ton. Production taxes are based on state rates and royalties are based on contracted amounts. Engineering and analysis are operating requirements.

The Company temporarily suspended coal operations at the end of July 2015 when the coal purchaser filed Chapter 11 Bankruptcy. Operations are expected to recommence by December 2015.

Costs and Expenses

Our costs and expenses for the years ended August 31, 2015 and 2014 are summarized as follows:

	2015	2014

Amortization expense	$90,573	$-
Selling, general and administrative expense:
Related party	-	402,000
Other	394,141	394,694

	$484,714	$796,694

Amortization Expense

The Company acquired a two-year exclusive management agreement and other operational agreements as a part of the acquisition of Blue Grove on June 10, 2015. The value of all of the agreements is being amortized over a two-year period. The 2015 amortization expense of $90,573 represents 2 ½ months of amortization.

Selling, General and Administrative Expenses

Related party – During the year ended August 31, 2014, the Company recorded a $402,000 expense for officer compensation. The compensation was paid with common stock and was determined as the difference between the value of the stock of $502,500 and the amount paid of $100,500.

Other - During the year ended August 31, 2015 and 2014, our other selling, general and administrative expenses were $394,141 and $796,694, respectively. Set forth below is a breakdown of our selling, general and administrative expenses:

	2015	2014

Officer compensation	$116,667	$402,000
Accounting and auditing	92,560	16,435
Legal and other professional services	58,120	19,765
Consulting fees	63,560	348,365
Coal land and mineral rights property taxes	16,842	-
Bad debt expense	13,000	-
Office expenses	5,917	50
Rent	7,420	-
Dues and subscriptions	7,500	-
Travel	4,841	-
Website	6,875	-
New York city and state franchise tax, interest and penalties	-	7,936
Other	839	2,143
	$394,141	$796,694

Set forth below is a summary of material changes in our selling, general and administrative expenses:

●	Officer compensation amounted to $116,667 in 2015 and $402,000 in 2014.

●	Accounting and auditing fees were $92,560 in fiscal 2015 as compared to $16,435 in fiscal 2014, an increase of $76,125 in 2015 as compared to 2014. The increase includes $50,000 as a non-refundable retainer to the firm owned by the Company’s CFO, who does not receive separate compensation, and is instrumental in maintaining and preparing the Company’s financial statements. The 2015 amount includes all of the 2014 audit cost and $15,000 as a part of the 2015 audit. The other increases are a result of addition services associated with acquisitions and increased activity.

●	Legal and other professional services amounted to $58,120 in fiscal 2015, as compared to $19,765 in fiscal 2014. Professional fees in fiscal 2015 represented legal fees and corporate filings of $44,283, filing agent fees of $4,241, press releases of $2,230 and stock transfer agent fees of $7,366. Professional fees in the fiscal 2014 amounted included legal fees and corporate filings of $14,375, filing agent fees of $3,978 and stock transfer agent fees of $1,412. The increase was the result of a change in control of the Company during the period, as well as increased acquisition activity in the period.

●	Consulting fees declined $284,805 from $348,365 in 2014 to $63,560 in 2015. In the 2014 period the value of common stock issued for consulting fees amounted to $320,000. In the 2015 period, the value of common stock issued for consulting fees amounted to $41,000.

●	The Company assumed an accrual for property taxes in the amount of $56,598 ($44,142 for 2014 taxes) on April 13, 2015 with the acquisition of Blaze Minerals. An additional accrual of $16,842 was recorded after the acquisition.

●	Bad debt expense of $13,000 was recorded on our receivable from coal sales due to the purchaser filing bankruptcy. The reserve is based on an offer to acquire this receivable at 70% of face value.

●	Office expenses increased from $50 in fiscal 2014 to $5,917 in fiscal 2015 as a result of the opening of new corporate office in Charleston, South Carolina. The Company entered into a one-year lease agreement for office space in Charleston, South Carolina which commenced effective April 1, 2015 at the rate of $1,400 per month.

●	The Company incurred dues and subscriptions of $7,500 in fiscal 2015, as compared to $0 in fiscal 2014, representing costs incurred to list the Company’s common stock on the OTC Bulletin Board.

●	The Company incurred travel costs of $4,841 in fiscal 2015 as compared to $0 in fiscal 2014, primarily as a result of travel costs necessary to evaluate acquisitions and raising capital.

●	The Company incurred website costs of $6,875 in fiscal 2015 as compared to $0 in fiscal 2014, primarily relating to efforts to develop and maintain its website at www.royalenergy.us.

●	Other expenses amounted to $839 and $2,143 in fiscal 2015 and 2014, respectively.

Other expense (income) for the year ended August 31, 2015 and 2014 was $15,923 and $20,163, respectively, as follows.

	2015	2014

Loss (gain) on commodities trading	$10,660	$(1,451)
Interest and other income	(1,028)	-
Interest expense:
Related party	6,040	-
Other	251	21,614
	$15,923	$20,163

Loss (gain) on commodities trading amounted to a loss of $10,660 in 2015 and a gain of $1,451 in 2014. The Company discontinued commodities trading during the fiscal year ending August 31, 2015.

Interest and other income in 2015 includes interest income accrued on the Company’s note receivable and interest received on cash balances.

Interest expense amounted to $6,040 for a related party and $251 for other notes in 2015 and $21,363 for other notes in 2014, a decline of $15,072. The related party interest is on a note executed in March 2015 in the amount of $203,593, the proceeds of which were used to repay all existing liabilities of the Company at the time. The 2014 amount included $20,625 in loan fee amortization which was paid with common stock.

The Company’s net loss for the years ended August 31, 2015 and 2014 amounted to $502,169 ($0.05 per share) and $816,857 ($0.16 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 10,335,741 shares, as compared to 5,060,675 shares in the 2014 period.

Liquidity, Capital Resources and Going Concern

Overview - The Company has received initial revenues from coal mining but has not established sources of revenues sufficient to fund the development of its business, or pay projected operating expenses and commitments for the next year. The Company has accumulated a net loss since inception of $5,010,502 through August 31, 2015, and incurred a loss of $502,169 for the year then ended.

At August 31, 2015 and August 31, 2014, our current assets were $4,255,542 and $20,537, respectively, and our current liabilities were $567,573 and $166,268, respectively, which resulted in working capital of $3,687,969 in 2015 as compared to a working capital deficit of $145,911 in 2014, respectively.

Total assets at August 31, 2015 and August 31, 2014 amounted to $12,350,120 and $33,257, respectively. At August 31, 2015, assets consisted of current assets of $4,255,542, coal lands and mineral rights of $7,065,651 and net intangible assets of $1,028,927 as compared to current assets of $20,357 and an investment in mining lease of $12,900 at August 31, 2014. The increase in total assets of $12,316,863 was primarily the result of the acquisition of coal lands and mineral rights with a carrying value of $7,065,651, intangible assets with a net value of $1,028,927 and $4,505,000 in cash from the sale of our common stock, less the loss from operations, net of the increase in liabilities.

At August 31, 2015, our total liabilities of $567,573 increased $401,305 from $166,268 at August 31, 2014. The increase primarily consists of demand notes from a related party in the amount of $203,593 which was used to retire all existing liabilities in March 2015 and an additional $200,000 in June 2015 which was used to pay the $100,000 cash requirement of our employment agreement with our COO and for working capital.

At August 31, 2015, our stockholders’ equity was $11,782,547, as compared to a stockholders’ deficit of ($133,011) at August 31, 2014. The principal reason for the increase in stockholders’ equity was the issuance of common stock for acquisitions and the sale of common stock for cash less the effect of operating losses.

The following table sets forth the major sources and uses of cash for the years ended August 31, 2015 and 2014:

	2015	2014

Net cash provided by (used) in operating activities	$(370,534)	$(46,101)
Net cash provided by (used) in investing activities	(277,007)	(5,287)
Net cash provided by (used) in financing activities	4,827,462	19,135
	-
Net increase (decrease) in unrestriced cash and cash equivalents	$4,179,921	$(32,253)

Material Commitments and Contingencies

As of August 31, 2015, the Company had the following material commitments and contingencies.

Planned acquisitions – See Note 14 and Note 15 to the consolidated financial statements.

Demand 6% note payable to E-Starts Money Co – On March 6, 2015, the Company entered into a 6% demand note payable to E-Starts Money, Inc., which is wholly owned by the Company’s Chief Executive Officer, in the amount of $203,593. The proceeds of the note were used to pay all liabilities of the Company at the time.

Demand non-interest bearing note payable to E-Starts Money Co – On June 11, 2015, the Company entered into a second demand note payable to E-Starts Money in the amount of $200,000. The proceeds were used to pay the $100,000 cash requirement of the Company’s employment agreement with its COO and for working capital.

Cash requirements and capital expenditures – The Company has made loans and payments pursuant to several acquisitions and potential acquisitions. As noted in Note 14 and Note 15 to the consolidated financial statements, the Company has several planned acquisitions which will require both the issuance of common stock of the Company and cash. The acquisitions will also require cash for working capital and capital improvements, among other things. The Company completed its initial offering of 3,000,000 shares of common stock for $7,500,000 on October 9, 2015. There can be no assurance that this amount will be adequate to meet the cash requirements of planned acquisitions, or that any additional capital can be raised on terms that are not dilutive to existing common stockholders.

Known trends and uncertainties – The Company is initiating a new business direction as a North American energy resource company. The uncertainty of the economy may increase the difficulty of raising funds to support the acquisitions of natural resource assets, including coal, oil, gas and renewable energy.

Evaluation of the amounts and certainty of cash flows – Previously the Company had no revenue and relied on its CEO and loans to fund operations. There can be no assurance that the new CEO will be able to fund future operations by selling capital stock or obtaining loans. As of October 9, 2015, the Company had completed an Offering in which it raised $7,500,000 from the sale of 3,000,000 shares of its common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the year ended August 31, 2015, and have minimal revenues at this time. These factors create an uncertainty about our ability to continue as a going concern. We are currently trying to raise capital through private offerings of convertible notes. As of October 9, 2015, the Company had completed an Offering in which it raised $7,500,000 from the sale of 3,000,000 shares of its common stock. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Financial Statements. During the period ending August 31, 2015, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual mining operations, we will be required to make estimates and assumptions typical of other companies in the mining business. For example, we will be required to make critical accounting estimates related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Royal Energy Resources, Inc. together with the report thereon of Paritz & Company, P.A. for the year ended August 31, 2015 and GZTY CPA Group, LLC for the year ended August 31, 2014, is set forth as follows:

Paritz & Company, P.A.	15 Warren Street, Suite 25
Hackensack, New Jersey 07601

(201)342-7753

Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Royal Energy Resources, Inc.

We have audited the accompanying consolidated balance sheet of Royal Energy Resources, Inc. as of August 31, 2015, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended August 31, 2015. Royal Energy Resource’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Energy Resources, Inc. as of August 31, 2015, and the results of its operations and its cash flows for the year ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $5,010,502 since inception through August 31, 2015, and incurred a loss of $502,169 for the year ended August 31, 2015. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, NJ

November 24, 2015

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

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors among other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA Group LLC

Metuchen New Jersey

December 8 2014

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31, 2015	August 31, 2014

Assets
Current assets
Cash	$4,180,210	$288
Accounts receivable, net of allowance for doubtful accounts of $13,000	30,622	-
Note receivable and accrued interest	43,266	-
Prepaid expenses	1,444	-
Marketable securities	-	20,069
Total current assets	4,255,542	20,357
Property, plant and equipment:
Coal lands and mineral rights, net	7,065,651	-
Rare earth and precious metals property, net	-	12,900
Net properties	7,065,651	12,900
Deposit	250,000	-
Intangible assets, less accumulated amortization of $90,573	778,927	-
Total assets	$12,350,120	$33,257

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Notes payable - related party	$403,593	$-
Accounts payable and accrued expenses	129,256	74,741
Related party advances	34,723	8,342
Note payable and convertible notes payable	-	83,185
Total current liabilities	567,572	166,268

Stockholders’ Equity (Deficit)
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 51,000 shares issued and outstanding at August 31, 2015 and 100,000 shares issued and outstanding at August 31, 2014	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 13,850,230 shares issued and outstanding at August 31, 2015 and 8,254,609 shares issued and 8,249,317 shares outstanding at August 31, 2014	139	83
Additional paid-in capital	16,792,910	4,378,385
Accumulated deficit	(5,010,502)	(4,508,333)
Treasury stock at cost (5,292 shares at August 31, 2014)	-	(3,147)
Total stockholders’ equity (deficit)	11,782,548	(133,011)
Total liabilities and stockholders’ equity (deficit)	$12,350,120	$33,257

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended August 31, 2015 and 2014

	2015	2014

Revenues	$281,276	$-
Cost of revenue	282,808	-
Loss	(1,532)	-
Costs and expenses:
Amortization expense	90,573	-
Selling, general and administrative expense
Related party	-	402,000
Other	394,141	394,694
Total costs and expenses	484,714	796,694
Loss from operations	(486,246)	(796,694)
Other expenses (income):
Loss (gain) on commodities trading	10,660	(1,451)
Interest and other income	(1,028)	-
Interest expense
Related party	6,040	-
Other	251	21,614
Total other expense (income)	15,923	20,163
Net loss before income taxes	(502,169)	(816,857)
Provision for income taxes	-	-
Net loss	$(502,169)	$(816,857)

Net loss per share, basic and diluted	$(0.05)	$(0.16)

Weighted average shares outstanding, basic and diluted	10,335,741	5,060,675

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

Years ended August 31, 2015 and 2014

						Accumulated
	Preferred Stock		Common Stock			Paid-in	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance, September 1, 2013	100,000	$1	179,527	$2	$3,512,841	$(3,691,476)	$-	$(178,632)
Treasury stock acquired			(5,292)				(3,147)	(3,147)
Common stock issued for:
Consulting contract	-	-	800,000	8	319,992	-	-	320,000
Amounts due related party and compensation			6,700,000	67	502,433	-	-	502,500
Loan extension fee	-	-	275,000	3	20,622	-	-	20,625
Loan principal	-	-	300,000	3	22,497	-	-	22,500
Rounding	-	-	82	-	-	-	-	-
Net loss	-	-	-	-	-	(816,857)	-	(816,857)
Balance, August 31., 2014	100,000	1	8,249,317	83	4,378,385	(4,508,333)	(3,147)	(133,011)
Sell treasury stock	-	-	5,292	-	(2,562)		3,147	585
Common stock issued for:
Consulting contract			410,000	4	40,996	-	-	41,000
Acquisition of Blaze
Minerals	-	-	2,803,621	28	7,009,025	-	-	7,009,053
Acquisition of Blue Grove	-	-	350,000	4	874,996	-	-	875,000
Cash	-	-	2,032,000	20	4,504,980	-	-	4,505,000
Retire preferred stock	(49,000)	-	-	-	(12,910)	-	-	(12,910)
Net loss						(502,169)		(502,169)
Balance, August 31, 2015	51,000	$1	13,850,230	$139	$16,792,910	$(5,010,502)	$-	$11,782,548

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended August 31, 2015 and 2014

	2015	2014

Cash flows from operating activities
Net loss	$(502,169)	$(816,857)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization expense	90,573	-
Bad debt expense	13,000	-
Value of common shares issued for services:
Related party	-	402,000
Other	41,000	340,625
Loss on sale of marketable securities	10,660	-
Accrued interest expense - related party	6,040	-
Accrued interest income	(766)	-
Change in other assets and liabilities:
Accounts receivable	(43,622)	-
Prepaid expenses	(1,444)	-
Accounts payable and accrued expenses	16,194	48,200
Net cash used in operations	(370,534)	(26,032)

Cash flows from investing activities
Proceeds from sale of treasury stock	921	-
Proceeds from marketable securities	9,409	-
Purchase of treasury stock	(336)	(3,147)
Marketable securities	-	(20,069)
Cash acquired in acquisition of Blue Grove	5,500	-
Issuance of note receivable	(42,500)
Deposit	(250,000)
Investment in rare earth and precious metals property	-	(2,140)
Net cash used in investing activities	(277,006)	(25,356)

Cash flows from financing activities
Former principal shareholder loans (repayment)	(8,342)	1,000
Common stock issued for cash	4,505,000	-
Loan proceeds	-	18,135
Loan proceeds related party	403,593	-
Advances from related party	10,396	-
Loan repayment	(83,185)	-
Net cash provided by financing activities	4,827,462	19,135

Net increase (decrease) in cash and cash equivalents	4,179,922	(32,253)
Cash, beginning of year	288	32,541
Cash, end of year	$4,180,210	$288

		(Continued)

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Years Ended August 31, 2015 and 2014

	2015	2014

Supplemental cash flow information
Cash paid for interest	$3,214	$-
Cash paid for income taxes	-	-

Common stock issued for Blaze Minerals mineral interests	$7,009,053	$-
Liabilities assumed in acquisition of Blaze Minerals mineral rights	56,598	-
Preferred stock acquired in exchange for former subsidiaries	12,910	-
Common stock issued to acquire Blue Grove Coal, LLC	875,000	-
Common stock issued for:
Amounts due related party	$-	$100,500
Loan principal	$-	$22,500
Accounts payable and accrued expenses assumed by related party	$-	$71,550
Loan principal assumed by related party	$-	$7,500
Consulting agreement cancelled	$-	$42,500

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“ROYE,” the “Company,” “we,” “us,” or “our”) and its wholly owned subsidiaries Blaze Minerals, LLC (“Blaze”), a West Virginia limited liability company and Blue Grove Coal, LLC (“Blue Grove”), a West Virginia limited liability company, at August 31, 2015 (collectively the “Company”) and its wholly owned subsidiaries S.C. Golden Carpathan Resources S.R.L. (“SCGCR”), a Romanian corporation and Development Resources, Inc. (“DRI”), a Delaware corporation until April 20, 2015 when the Company exercised its put option to acquire 49,000 shares of its Series A Preferred Stock owned by Mr. Roth, former principal shareholder of the Company, in exchange for the Company’s subsidiaries SCGCR and DRI. The 49,000 shares of Series A Preferred Stock were cancelled. SCGCR and DRI had no operations while owned by the Company.

All significant intercompany balances and transactions have been eliminated in consolidation.

Organization and nature of business

ROYE is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. (“Webmarketing”). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc.

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

Blaze is the owner of 40,976 net acres of coal and coalbed methane mineral interests in 22 counties across West Virginia. Blue Grove is an operating mining company based in Mc Dowell County, West Virginia and is currently operating a mine owned by GS Energy, LLC.

Summary of Significant Accounting Policies

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

Accounts and notes receivable

Accounts receivable are recorded at amounts that are expected to be collected, based on past collection history, the economic environment and specified risks identified in the receivable portfolio. An allowance for doubtful accounts is recorded, if based on management’s analysis, it is necessary.

Notes receivable are recorded at the cost (the amount of the loan). An allowance for doubtful accounts is recorded, if based on management’s analysis, it is necessary.

Inventories

Coal inventories are stated at the lower of average cost or market. The cost of coal inventories is determined based on the average cost of production, which includes all costs incurred to extract, transport and process the coal. Market represents the estimated replacement cost, subject to a floor and ceiling, which considers the future sales price of the product as well as remaining estimated preparation and selling costs. Coal is reported as inventory at the point in time the coal is extracted from the mine. The Company did not have any inventory at August 31, 2015.

Property, Equipment and Mine Development Costs

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to 20 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend useful lives or improve productivity are capitalized and depreciated of the period benefited. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in cost of coal sales.

Owned and Leased Mineral Rights and Land

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. The Company did not produce any of its owned reserves during 2015, and accordingly had no depletion expense.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At August 31, 2015 and 2014, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented. At August 31, 2014, up to 1,175,818 shares of the Company’s common stock could be issued for a portion of the convertible notes payable, subject to a 9.9% limitation of the total outstanding shares. These convertible notes payable were repaid in full during the year ended August 31, 2015.

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

Credit risk

In 2015 and 2014, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

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

There are no options outstanding at August 31, 2015 and 2014 from the stock option plans.

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

Advanced Mining Royalties

Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for mining royalties as necessary using the specific identification method. Advance royalty balances are generally charged off against the allowance when they are no longer recoupable. The Company did not have any advance royalties at August 31, 2015 and 2014.

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and will dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations will consist principally of costs to reclaim acreage disturbed at surface operations, estimated costs to reclaim support acreage, treat mine water discharge and perform other related functions at underground mines. The Company will record these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to cost of coal sales. Over time, the liability is accreted and any capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company will annually review its estimated future cash flows for its asset retirement obligations. At August 31, 2015 and 2014, the Company had not established any asset retirement obligations.

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

Recent accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

2. GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $5,010,502 since inception through August 31, 2015, and incurred a loss of $502,169 for the year then ended. These factors create an uncertainty about our ability to continue as a going concern. The Company is attempting to raise capital through private offerings of convertible notes, and to acquire profitable operating assets. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. NOTES RECEIVABLE AND ACCRUED INTEREST

At August 31, 2015, the Company has advanced $42,500 pursuant to a note receivable with a face amount of $500,000, which bears interest at 12% per annum and is secured by a deed of trust. The note is due December 31, 2015.

August 31, 2015

Note receivable	$42,500
Accrued interest	766
$43,266

4. ACQUISITIONS

Acquisition of Blaze Minerals, LLC

On April 13, 2015 the Company entered into a Securities Exchange Agreement with Wastech, Inc. (“Wastech”), under which the Company acquired all of the issued and outstanding membership units of Blaze Minerals, LLC (“Blaze Minerals”). Blaze Minerals owns 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia (the “Mineral Rights”). The Company acquired Blaze Minerals by the issuance of 2,803,621 shares of common stock. The shares were valued at $7,009,053 based upon a per share value of $2.50 per share, which was the price at which the Company issued its common stock in a private placement at the time. The assets acquired as part of the acquisition were recognized at their fair values at the acquisition date as follows:

Mineral rights	$7,065,651
Liabilities assumed	56,598
$7,009,053

Acquisition of Blue Grove Coal, LLC

On June 10, 2015, the Company completed the acquisition of Blue Grove Coal, LLC (“Blue Grove”) in exchange for 350,000 shares of its common stock from Ian and Gary Ganzer. Simultaneous with Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by Ian and Gary Ganzer. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Operator Agreement with GS Energy to Black Oak. In consideration, Black Oak is entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy.

The assets acquired as part of the acquisition were recognized at their fair values at the acquisition date as follows:

Cash	$5,500
Intangible assets	869,500
$875,000

5. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment consist of the following at August 31, 2015 and 2014.

	August 31, 2015	August 31, 2014

Coal lands and mineral rights	$7,065,651	$-
Rare earth and precious minerals property	-	12,900
Total	7,065,651	12,900
Less accumulated depreciation, depletion and amortization	-	-
	$7,065,651	$12,900

6. INTANGIBLE ASSETS

Intangible assets consist of the agreements in place held by Blue Grove Coal, LLC, including an operating license, a two-year management contract with Black Oak Resources, LLC, a mining agreement with a contract miner and having purchase orders from a coal purchaser. The value of the intangible assets is being amortized over two-years as follows:

Intangible assets	$869,500
Accumulated amortization	(90,573)
$778,927

Amortization expense during the year ended August 31, 2015	$90,573

7. CONCENTRATION

All of the Company’s sales are to one customer. In addition, the balance of accounts receivable of $30,622 is due from the same customer.

8. MARKETABLE SECURITIES

Marketable securities consisted of several commodities positions, principally in wheat and soybeans, purchased by the Company which were due within three to four months. All contracts were closed during the quarter ended February 28, 2015. At August 31, 2014, the contracts were valued, at $20,069.

9. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Related party notes payable consist of the following at August 31, 2015 and August 31, 2014.

	August 31, 2015	August 31, 2014

Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$203,593	$-
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200,000	-
Total related party notes payable	$403,593	$-

The related party notes payable have accrued interest of $6,040 at August 31, 2015.

Notes payable and convertible notes payable consist of the following at August 31, 2015 and 2014.

	August 31, 2015	August 31, 2014

Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding)	-	29,900
Convertible note payable dated September 1, 2011; due October 1, 2011; interest at 2% per annum; convertible into common stock at $0.001 per share (limited to 9.99% of total shares issued and outstanding)	-	19,500
Total convertible notes payable	-	49,400
Note payable; non-interest bearing; due on demand	-	33,785
	$-	$83,185

10. INCOME TAXES

The income tax provision (benefit) consists of the following:

	Years Ended
	August 31, 2015	August 31, 2014
Federal:
Current	$-	$-
Deferred	(170,700)	(277,700)
State and local:
Current	-	-
Deferred	(20,100)	(32,700)
Change in valuation allowance	190,800	310,400
	$-	$-

The expected tax benefit based on the statutory rate is reconciled with actual tax benefit as follows:

	Years Ended
	August 31, 2015	August 31, 2014

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-4.0%	-4.0%
Increase (decrease) in valuation allowance	38.0%	38.0%
Income tax provision (benefit)	0.0%	0.0%

Deferred tax assets consist of the effects of temporary differences attributable to the following:

	Years Ended
	August 31, 2015	August 31, 2014
Deferred tax assets
Net operating losses	$178,500	$816,700
Deferred expenses	-	705,100
Bad debt allowance	4,900	-
Accrued expenses	8,600	11,400
Deferred tax assets	192,000	1,533,200
Valuation allowance	(192,000)	(1,533,200)
Deferred tax assets, net of valuation allowance	$-	$-

Due to the changes in ownership of the Company in connection with the merger and related transactions, approximately $55,000 in pre-merger net operating loss carryforwards (computed in accordance with IRS section 382) are available to reduce future taxable income. These NOLs begin to expire in 2019. In addition, losses incurred from the date of the merger to August 31, 2015 aggregating approximately $415,000 are also available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

A reconciliation of the changes in valuation allowance for the year ended August 31, 2015 is as follows:

Balance at August 31, 2014	$1,533,200
Curent year addition	190,800
Effect of change in control	(1,532,000)
Balance at August 31, 2015	$192,000

11. DISPOSITION OF SUBSIDIARIES

Effective January 31, 2015, the Company entered into a Subsidiaries Option Agreement with Jacob Roth, the Chairman and Chief Executive Officer of the Company at that time. Under the Subsidiaries Option Agreement, the Company conveyed all of its assets to S.C. Golden Carpathan Resources, S.R.L., a Romanian corporation, and Development Resources, Inc., a Delaware corporation (the “Subsidiaries”), to the extent any assets were not already owned by the Subsidiaries. The Subsidiaries Option Agreement granted Mr. Roth an option to acquire the Subsidiaries for 49,000 shares of Series A Preferred Stock owned by Mr. Roth and also granted the Company a put option to acquire the 49,000 shares of Series A Preferred Stock owned by Mr. Roth in consideration for the Subsidiaries. The Company exercised its put option on April 20, 2015 and acquired 49,000 shares of its Series A Preferred Stock and cancelled the shares. Accounting for the decrease in stockholders’ equity that results from this nonreciprocal nonmonetary transaction is based on the recorded amount of the nonmonetary assets distributed in accordance with ASC 60-25.

12. STOCKHOLDERS’ EQUITY

Series A preferred stock

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

At August 31, 2015, 51,000 shares of Series A Preferred Stock were issued and outstanding. At August 31, 2014, 100,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $0.00001. At August 31, 2015, 13,850,230 shares were issued and outstanding. At August 31, 2014, 8,254,609 shares were issued, 5,292 shares were in treasury stock and 8,249,317 shares were outstanding.

During the year ended August 31, 2015, the Company issued shares of common stock in the following transactions:

●	On December 12, 2014, the Company issued 410,000 shares of common stock to a consultant in exchange for $41,000 in services.

●	On March 9, 2015, the Company issued 250,000 shares of common stock for cash proceeds of $50,000.

●	On April 17, 2015, the Company issued 2,803,621 shares of common stock to acquire Blaze Minerals. The shares were valued at $2.50 share, based upon the price for which the Company sold its common stock in a private placement. See Note 4.

●	On June 10, 2015, the Company issued 350,000 shares of common stock to acquire Blue Grove.

●	Between June 12, 2015 and August 31, 2015, the Company issued 1,782,000 shares of common stock for cash proceeds of $4,455,000 pursuant to a private offering to “accredited investors” pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Stock option plan

The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) was approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards under each Plan. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options are outstanding, or grants made, under the Plans at August 31, 2015.

Consulting and financial services agreements

The Company has entered into various consulting and financial services agreements. The cost associated with the agreements was amortized over the period of the agreements. On December 12, 2014, the Company entered into a consulting agreement with an individual to provide services and advice for mergers and acquisitions. The terms of the agreement called for payment of $18,000 in cash and issue of 410,000 shares of the Company’s restricted common stock, which was valued at $41,000 based on the trading price of the common stock on the date of the transaction.

13. RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. (See Note 9) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer.

On April 17, 2015, the Company completed the acquisition of all of the membership units of Blaze Minerals, LLC from Wastech, Inc. for 2,803,621 shares of its common stock. (Note 4) One of the officers and directors of Wastech, Inc. is the father of William L. Tuorto, our chairman and chief executive officer. Douglas C. Holsted, our Chief Financial Officer, is also a director of Wastech, Inc.

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all the assets of Wellston Coal, LLC (“Wellston”) for 500,000 shares of common stock. The Company also agreed to loan Wellston up to $500,000 to pay expenses of Wellston, which loans bear interest at 12% per annum, are secured by certain coal mining rights owned by Wellston, and are repayable at the expiration of the option if the Company decides not to exercise the option. During the year ended August 31, 2015, the Company loans Wellston $42,500 and accrued interest of $766, which was outstanding at August 31, 2015. Ronald Phillips is the manager of Wellston, and is a 10% owner of Wellston. Subsequent to the entry of the Option Agreement, Mr. Phillips became our President and Secretary.

On June 10, 2015, we completed the acquisition of all the membership units of Blue Grove from Ian Ganzer and his father, Gary Ganzer, for 350,000 shares of common stock. By virtue of the agreement Ian Ganzer was appointed to be the Company’s Chief Operating Officer. Ian Ganzer owned 50% of the membership units of Blue Grove and his father owned the remaining 50%.

On June 10, 2015, we signed a definitive agreement for all the membership units of GS Energy from Ian Ganzer and his father, Gary Ganzer, for shares of common stock to be determined at closing, as provided therein. At closing, the Company will be required to issue common shares with a market value of $9,600,000 on the date of closing, subject to a minimum and maximum number of shares of 1,250,000 and 1,750,000, respectively. Ian Ganzer owns 25% of the membership units of GS Energy and his father owns the remaining 75%.

On June 10, 2015, we signed a management agreement with Black Oak Resources, LLC (“Black Oak”) for the management of the business and operations of Blue Grove. Ian Ganzer owns 50% of the membership units of Black Oak and his father owns 50%. Under the management agreement, Black Oak is entitled to a management fee equal to 75% of all operating profits from the operation of the mine owned by GS Energy, and the Company is entitled to the remaining 25%.

On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing promissory note (See Note 9). The proceeds were used for the $100,000 cash requirement of the Company’s employment agreement with its COO and for working capital.

Due to related party at August 31, 2015 and August 31, 2014 amounted to $16,436 and $8,342, respectively. The former President and Chief Executive Officer of the Company made a loan to the Company of $13,352 during the six months ended February 28, 2015. This loan was repaid in March 2015. E-Starts advanced $10,396 to the Company for use in paying certain obligations of the Company and had accrued interest of $6,040 at August 31, 2015. The details of the due to related party account are summarized as follows:

Beginning balance	$8,342	$28,792
Cash loan from former principal shareholder	13,352	1,000
Repayment of former principal shareholder	(21,694)	-
Assumption of accounts payable owed to third parties	-	71,550
Assumption of portion of note payable owed to third party	-	7,500
Used to purchase common stock	-	(100,500)
Advances to GS Energy	18,287	-
Advances from E-Starts	10,396	-
Accrued interest to E-Starts	6,040	-
	$34,723	$8,342

14. COMMITMENTS AND CONTINGENCIES

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

Wellston Coal, LLC (“Wellston”)

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until December 31, 2015). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Property”). The Company plans to close on the acquisition of Wellston upon satisfactory completion of due diligence. Pending the Closing of Wellston, and pursuant to the Option Agreement, the Company agreed to loan funds from time to time for the benefit of Wellston, up to $500,000, to which $8,000 was paid at the date of execution. The loan is pursuant to Promissory Note, at 12% interest, due and payable at the expiration of the Option Agreement, September 1, 2015 (extended until December 31, 2015), and secured by and Deed of Trust on the Wellston Property. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

Blaze Mining Company, LLC (“Blaze Mining”)

On May 29, 2015, the Company entered into an Option Agreement to acquire all of the membership units of Blaze Mining. Under the Option Agreement, the Company has the right to complete the purchase through September 1, 2015 (extended until December 31, 2015) by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controls operations for and has the right to acquire 100% ownership of the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia (“Alpheus”). Alpheus has approximately 16 million tons of low-volatile Met fine and coarse coal in two separate coal refuse ponds. Alpheus has rail access, a permitted wash plant construction site, and an operating processing plant, which produces renewable energy in the form of coal pellets, for sale to utility customers using the on-site coal fines. Blaze Mining’s operations are located within seven miles of Wellston. The Company plans to close on the acquisition of Blaze Mining after the satisfactory completion of due diligence.

Blue Grove Coal, LLC (“Blue Grove”)

On June 10, 2015, the Company acquired Blue Grove in exchange for 350,000 shares of its common stock. Blue Grove was owned 50% by Ian Ganzer, our chief operating officer, and 50% by Gary Ganzer, Ian Ganzer’s father. Simultaneous with Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by Ian and Gary Ganzer. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Operator Agreement with GS Energy to Black Oak. In consideration, Black Oak is entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy.

The Ganzer’s have an option to purchase the membership interests in Blue Grove from the Company. If exercised between ten and sixteen months after closing, the exercise price of the option is $50,000 less any dividends received on the shares of common stock issued in the acquisition, plus 90% of the shares issued to acquire Blue Grove. If exercised between sixteen and twenty-four months after closing, the exercise price of the option is 80% of the shares issued to acquire Blue Grove. The call option will terminate when (i) the parties agree it has terminated, (ii) when the Company pays the Ganzers at least $1,900,000 to acquire their shares of common stock, or (iii) when a comparable option granted to the Ganzers with respect common stock issued to them to acquire GS Energy is terminated. The Company also has an option to sell the Blue Grove membership interests back to the Ganzers. If exercised between ten and sixteen months after closing, the exercise price of the Company’s option is 90% of the common stock issued to the Ganzers to acquire Blue Grove. If exercised between sixteen and twenty-four months after closing, the exercise price of the Company’s option is 80% of the common stock issued to the Ganzers to acquire Blue Grove.

G.S. Energy, LLC (“GS Energy”)

On June 10, 2015, the Company entered into a Securities Exchange Agreement to acquire G.S. Energy, under which the Company agreed to acquire all of the issued and outstanding membership units of GS Energy for common stock by the issuance of 1,750,000 shares of common stock. Closing under the Securities Exchange Agreement will occur upon the successful completion of a financial audit of GS Energy and due diligence.

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

Concurrently, the Company entered into an employment agreement with Ian Ganzer as our Chief Operating Officer. The employment agreement calls for a signing bonus of $100,000 in cash, which has been paid, plus $150,000 in the Company’s common stock to be vested over a two-year period.

15. SUBSEQUENT EVENTS

Management of the Company has evaluated events occurring subsequent to August 31, 2015 and through the date these financial statements were available to be issued.

Closing of Private Offering

Between September 1, 2015 and October 9, 2015, the Company sold 1,218,000 shares of its common stock for proceeds of $3,055,000. This completed the Offering of 3,000,000 shares for $7,500,000 to accredited investors.

Employment Agreements

On October 13, 2015, the Company entered into employment agreements with William L. Tuorto, to serve as Chairman and Chief Executive Officer, Brian Hughs, to serve as Vice President and Director, and Ronald Phillips, to serve as President. In connection with the employment agreements the Company issued 30,000 shares, 30,000 shares and 10,000 shares to Messrs. Tuorto, Hughs and Phillips, respectively, as a signing bonus under their respective employment agreements.

In October 2015, the Company issued 25,597 shares of common stock to Ian Ganzer as a signing bonus under his employment agreement dated June 10, 2015. Mr. Ganzer is employed as Chief Operating Officer of the Company.

Transactions involving Jet Fuel, LLC

On July 21, 2015, the Company entered into a Letter Agreement with Middle Wilgat LLC and Coal Fields Transports, Inc., affiliates of The Cline Group (collectively, the “Cline Group”), for the purchase of all of the membership units of Gatling LLC, Gatling Ohio LLC, Meigs Point Dock LLC, Big River Mining LLC, Yellow Bush Mining LLC and Broad Run Dock LLC (the “Gatling Entities”). Together these entities comprise the “Gatling Mining Complex” situate on an aggregate of 70,000 net acres adjacent to the Ohio River.

On November 24, 2015, the Company, by and through Royal Ventures, LLC, a wholly owned Delaware limited liability company, being formed for purposes of the contemplated transactions described herein (“Royal Ventures”), and Jet Ohio, LLC, an unaffiliated third-party (“Jet Ohio”), entered into an Operations Agreement with Jet Fuel, LLC (“Jet Fuel”) for the purpose of acquiring the Gatling Entities from the Cline Group. Jet Fuel is owned 51% by Royal Ventures and 49% by Jet Ohio.

On November 25, 2015, Jet Fuel entered into definitive agreements with the Cline Group to acquire the Gatling Entities. The transaction is scheduled to close on or before December 20, 2015, but in no event later than December 31, 2015, and provides in pertinent part:

●	A purchase price of $20,000,000.00, payable (i) $14,000,000.00 in cash; and (ii) $6,000,000.00 in the form of a senior secured promissory note in favor of the Cline Group (the “Cline Note”), less $1,750,000.00 previously paid in earnest money deposits for the benefit of Jet Fuel, $250,000.00 of which was paid by the Company.

●	The Cline Note (i) bears interest at 9%; (ii) is payable interest-only monthly; (iii) requires a $1,000,000.00 principle payment six months from closing; and (iv) will be guaranteed by the Company.

The Gatling Mining Complex includes two permitted, room-and-pillar underground mines in both West Virginia and Ohio, a substantial quantity of mining equipment, an operational wash plant, conveyor systems, a coal loading facility on the Ohio River, and a dedicated beltline to the Mountaineer Power Plant of American Electric Power (AEP). Based on an appraisal report by Weir International, Inc., the Ohio mine has proven and probable reserves of approximately 121 million tons of coal, and the West Virginia mine 64 million tons of coal, with a Fair Market Value as of March 26, 2014 of $75.35 Million. The underlying reserves and certain surface assets and infrastructure are owned by Natural Resource Partners, LP (NRP), and were previously leased to certain of the Gatling entities on a per ton royalty basis. The closing under the transaction is subject to, among other things, Jet Fuel and NRP entering into new and/or revised agreements for the minerals and the surface infrastructure.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Resignation of GZTY CPA Group, LLC

(1)	Effective May 4, 2015, Royal Energy Resources, Inc. (the “Company”) received notification from GZTY CPA Group, LLC (“GZTY”) that they would be unable to continue as the Company’s principal independent registered public accounting firm. The board of directors does not have a separate audit committee and approved the resignation of GZTY.

(2)	The report of GZTY on the Company’s financial statements for the fiscal years ended August 31, 2014 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except that GZTY’s report for those fiscal year includes an explanatory paragraph and note stating, among other things, that the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements for the period ended August 31, 2013 were audited by Paritz & Company, P.A.

(3)	During the fiscal year ended August 31, 2014 and during the subsequent period through the date of GZTY’s termination, there were no disagreements between the Company and GZTY, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of GZTY, would have caused GZTY to make reference thereto in its report on the Company’s audited financial statements. In connection with the audits of the fiscal years ended August 31, 2014 and the subsequent period through May 4, 2015, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of Paritz & Company, P.A.

(1)	Effective May 4, 2015, the Company engaged Paritz & Company, P.A. (“Paritz”) as the Company’s independent registered public accounting firm. The engagement was approved by the board of directors, which also serves the role of audit committee.

(2)	In connection with the Company’s appointment of Paritz as the Company’s independent registered accounting firm, the Company has not consulted Paritz on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2015. Our management has determined that, as of August 31, 2015, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Since March 2015, all of the officers and directors of the Company have resigned and new officers and directors have been appointed, including additional personnel with responsibility over accounting and financial reporting. However, the Company is still in the process of instituting sufficient controls and procedures incorporating its new personnel, and management cannot conclude that its disclosure controls and procedures are effective until those additional procedures are fully implemented.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of August 31, 2015.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended August 31, 2015.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company

William L. Tuorto	46	Chairman and Chief Executive Officer

Brian Hughs	38	Director and Vice President

Douglas C. Holsted	54	Chief Financial Officer

Ronald Phillips	48	President and Secretary

Ian Ganzer	31	Chief Operating Officer

The following information sets forth the backgrounds and business experience of the directors and executive officers.

William Tuorto is our Chairman and Chief Executive Officer and has been providing legal, financial, and consulting services to public companies for over 19 years. Privately, Mr. Tuorto is an investor and entrepreneur, with holdings in a wide-range portfolio of energy, technology, real estate and hospitality. Mr. Tuorto was awarded a Bachelor of Arts degree from The Citadel in 1991, graduating with honors, and distinguished nominee of the Fulbright Fellowship and Rhodes Scholarship. Mr. Tuorto received his Juris Doctor from the University of South Carolina School of Law in 1995.

Brian Hughs is our Vice President and a Director. Mr. Hughs has been in the private sector as a business owner and entrepreneur since 2001. Through Mr. Hughs familial involvement in the exploration and production of oil and gas in northern Texas, he brings specialized knowledge and expertise to the Company in this field of prospective investments.

Douglas C. Holsted is our Chief Financial Officer and the owner of Cox, Holsted & Associates, PC, of Oklahoma City, Oklahoma. He brings more than 25 years’ experience in the public sector, overseeing all audit, review, tax and SEC compliance, and business evaluations for the Company. Mr. Holsted received his BS in accounting from the University of Central Oklahoma and a Master of Taxation from DePaul University.

Ronald Phillips is our President and Secretary and is currently the Vice President at World Business Lenders, a private lending institution based in New York City. Mr. Phillips previously ran the DKR Capital Event Driven Fund in Stamford, Connecticut. Mr. Phillips received his Bachelor of Arts from Brown University in 1989, and his Juris Doctor from Stanford Law School in 1992.

Ian Ganzer is our Chief Operating Officer. Mr. Ganzer was one of the prior owners of Blue Grove Coal, prior to its sale to the Company, as well as GS Energy, which closing is pending. Mr. Ganzer has spent the past eight years permitting, developing, and managing the GS Energy mine. Mr. Ganzer holds a Bachelor of Arts from Emory University where he studied Economics with a concentration in finance.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f), except as disclosed above and there is no family relationship among the director and executive officers.

Board of Directors

Our board consisted of one director, Mr. Tuorto, until October 13, 2015, when Mr. Hughs joined the Company; we are actively seeking additional qualified candidates for the board. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not currently have an executive committee. We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

●	The appropriate size of our Board of Directors;

●	Our needs with respect to the particular talents and experience of our directors;

●	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

●	Experience in political affairs;

●	Experience with accounting rules and practices; and

●	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, Wastech, Inc. and Douglas C. Holsted did not timely file their initial reports of ownership.

Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for the Company’s Chief Executive Officer and all other executive officers of the Company and any employee of the Company whose cash compensation exceeds $100,000 for the years ended August 31, 2015 and 2014.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All other Compensation	Total

William L. Tuorto	2015	$-	$-	$-	$-	$-
CEO	2014	N/A	N/A	N/A	N/A	N/A

Ian Ganzer (1)	2015	$-	$-	$16,667	$100,000	$116,667
COO	2014	N/A	N/A	N/A	N/A	N/A

Jacob Roth (2)	2015	$-	$-	$-	$-	$-
Former CEO and CFO	2014	$-	$-	N/A	$402,000	$402,000

(1)	Mr. Ganzer’s compensation consisted of a signing bonus of $100,000, and the issuance of 25,597 shares of common stock on June 10, 2015, which vest over 24 months from the date of issuance.

(2)	Mr. Roth’s compensation consisted of 6,700,000 shares of restricted common stock issued to him in settlement of $100,500 due him at the time. The closing price of the stock on the date of issuance was $0.075 per share, and therefore a fair value of $502,500. The difference of $402,000 was recorded as other compensation to Mr. Roth.

Columns for option awards, nonequity incentive plan compensation and nonqualified deferred compensation earnings are omitted as there were no amounts to report.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year.

Employment Agreements

William L. Tuorto. We entered into an employment agreement with Mr. Tuorto dated October 13, 2015 which has the following terms and conditions:

Position	Chairman and Chief Executive Officer
Term	36 months
Annual Salary	$350,000
Signing Bonus	$150,000, payable in shares of common stock
Benefits	Health insurance, vacation and participation in any retirement plans.
Change of Control Bonus	20% of Company’s outstanding common and preferred stock in the event of a change of control
Covenants	Confidentiality, non-solicitation of employees and customers

Ian Ganzer. We entered into an employment agreement with Mr. Ganzer dated June 10, 2015 which has the following terms and conditions:

Position	Chief Operating Officer
Term	At will
Annual Salary	None, as long as management agreement between with Black Oak Resources, LLC (“Black Oak”) is in effect. Under the management agreement, Black Oak is entitled to 75% of any net income of Blue Grove, determined under generally accepted accounting principles, as a management fee.
Cash Signing Bonus	$100,000
Equity Signing Bonus	$150,000, vesting over 24 months
Benefits	None
Covenants	Confidentiality, non-solicitation of employees and customers
Profits Participation	10% of net profits from a coal mine being considered for acquisition by the Company in Ohio

Brian Hughs. We entered into an employment agreement with Mr. Hughs dated October 13, 2015 which has the following terms and conditions:

Position	Director and Vice President
Term	36 months
Annual Salary	$350,000
Signing Bonus	$150,000, payable in shares of common stock
Benefits	Health insurance, vacation and participation in any retirement plans.
Change of Control Bonus	20% of Company’s outstanding common and preferred stock in the event of a change of control
Covenants	Confidentiality, non-solicitation of employees and customers

Ronald Phillips. We entered into an employment agreement with Mr. Phillips dated October 13, 2015 which has the following terms and conditions:

Position	President
Term	24 months
Annual Salary	$75,000
Signing Bonus	$50,000, payable in shares of common stock
Benefits	None
Covenants	Confidentiality, non-solicitation of employees and customers

Douglas C. Holsted. We do not have an employment agreement with Mr. Holsted, our chief financial officer. We compensate his accounting firm on an hourly basis for time he devotes to Company matters. We also paid his accounting firm a non-refundable retainer of $50,000.

Outstanding Equity Awards at Fiscal Year-end

The outstanding equity awards at fiscal year-end table is omitted as there are no outstanding equity awards at August 31, 2015 and 2014.

Director Compensation

We currently do not pay any compensation to our directors. However, we anticipate developing a board compensation policy that is consistent with that provided to board members of other companies within our industry, in order to attract qualified candidates to our board.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 25, 2015, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Common Stock		Series A Preferred Stock		Total Votes
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Aggregate No. of Votes (1)	% of Total Votes (1)

William L. Tuorto (2)(4)	8,079,876	53.3%	51,000	100.0%	25,880,890	78.5%

Wastech, Inc.	2,040,679	13.5%	-	0.0%	2,040,679	6.2%
520 Folly Road, P285
Charleston, SC 29412

Douglas C. Holsted (3)(4)	2,040,679	13.5%	-	0.0%	2,040,679	6.2%

Brian Hughs (4)(6)	441,065	2.9%	-	0.0%	441,065	1.3%

Ian Ganzer (5)	200,597	1.3%	-	0.0%	200,597	0.6%
304 Waitman Street
Morgantown, WV 26501

Ronald Phillips (4)	-	0.0%	-	0.0%	-	0.0%

All Officers and Directors as a Group	10,762,217	71.0%	51,000	100.0%	28,122,166	85.3%

(1)	Based upon 15,163,827 shares of common stock issued and outstanding as of November 25, 2015, each of which is entitled to one vote per share, and 51,000 shares of Series A Preferred Stock issued and outstanding as of November 25, 2015, which are entitled to 54% of the votes on any matter upon which shareholders are entitled to vote. Total votes are 32,964,841

(2)	Mr. Tuorto’s ownership of common stock consists of 840,316 shares owned outright, 7,188,560 shares owned by E-Starts Money Co., a corporation owned by Mr. Tuorto, and 51,000 shares which he has the right to acquire upon the conversion of shares of Series A Preferred Stock owned by him.

(3)	Mr. Holsted’s ownership consists of 2,040,679 shares of common stock owned by Wastech, Inc., which he has the shared power to vote and dispose of by virtue of being an officer and director of Wastech, Inc.

(4)	The address for Messrs. Tuorto, Holsted, Hughs and Phillips is 56 Broad Street, Suite 2, Charleston, SC 29401.

(5)	Mr. Ganzer’s ownership consists of 200,597 shares of common stock owned outright.

(6)	Mr. Hughs’ ownership consists of 441,065 shares of common stock owned outright.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of August 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available
Plan category	warrants and rights	options, warrants and rights	for future issuance

2015 Employee, Consultant and Advisor Stock Compensation Plan	-	-	1,000,000

2015 Stock Option Plan	-	-	1,000,000
	-	-	2,000,000

The Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan and the Royal Energy Resources 2015 Stock Option Plan (“Plans”) were filed on July 31, 2015 and reserves 1,000,000 shares for Awards under each Plan. The Company’s Compensation Committee is designated to administer the Plans at the direction of the Board of Directors.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Transactions Involving Jacob Roth

Prior to March 6, 2015, Jacob Roth was chief executive officer and principal shareholder.

From time to time, Mr. Roth made loans and advances to the Company. Due to related party at August 31, 2014 and August 31, 2013 amounted to $8,342 and $28,792, respectively. Mr. Roth made a loan to the Company of $8,132 during 2012. The loan was due on demand and was non-interest bearing. The balance at August 31, 2013 of $28,792 includes the loan of $8,132 and the balance owed of $20,660 from the May 31, 2013 a compensation accrual. During 2014, $7,290 of this loan was used to acquire common stock from the Company.

In January 2014, Mr. Roth acquired 6,700,000 shares of the Company’s common stock in exchange for $100,500 due to him, including $71,550 assumed by him of the Company’s liabilities to third party vendors. The fair value of the shares was $502,500. The difference between the value of the shares and the amount paid of $402,000 is included in selling, general and administrative expense in the statement of operations.

Mrs. Taub is the daughter of Mr. Roth. In July 2009, Mrs. Taub acquired 1,200 shares of common stock in exchange for cash of $63 and a note receivable in the amount of $29,937. The note was paid during 2013.

Effective May 31, 2013, the Board of Directors of the Company approved compensation in the amount of $320,000 for Mr. Roth. The compensation covered the years 1999 through 2007, for which Mr. Roth had not received any prior compensation. Subsequently, $299,340 of this amount was used to repay the remaining balance of stock subscription loans. The $20,660 balance at August 31, 2013 was applied to purchase common stock from the Company in 2014.

Mr. Roth was paid approximately $550 for office and travel expense reimbursements during the year ended August 31, 2013.

Effective January 31, 2015, the Company entered into a Subsidiaries Option Agreement with Mr. Roth. Under the Subsidiaries Option Agreement, the Company conveyed all of its assets to two subsidiaries, to the extent any assets were not already owned by the subsidiaries. The Subsidiaries Option Agreement also granted Mr. Roth an option to acquire the subsidiaries for 49,000 shares of Series A Preferred Stock owned by Mr. Roth. The Subsidiaries Option Agreement also granted the Company a put option to acquire 49,000 shares of Series A Preferred Stock owned by Mr. Roth in consideration for the subsidiaries. Both options could be exercised at any time within 45 days after closing of the stock purchase agreement among Mr. Roth, E-Starts Money Co. and William Tuorto. On April 20, 2015, the Company exercised its option under the Subsidiaries Option Agreement, which resulted in the Company conveying the subsidiaries to Mr. Roth in return for the cancellation of 49,000 shares of Series A Preferred Stock.

On March 6, 2015, E-Starts Money Co. (“E-Starts”) acquired an aggregate of 7,188,560 shares of common stock from two holders. At the same time, William Tuorto acquired 810,316 shares of common stock from an existing shareholder, and 51,000 shares of the same shareholder’s Series A Preferred Stock. Mr. Tuorto controls E-Starts. As a result, Mr. Tuorto became the beneficial owner of 7,998.876 shares of common stock (representing 92.3% of the outstanding common stock at that time) and 51% of the outstanding shares of Series A Preferred Stock. In connection with these transactions: (i) Frimet Taub resigned as a director and from all positions as an officer, employee, or independent contractor to the Company; (ii) Mr. Tuorto was appointed to the board seat vacated by Ms. Taub; (iii) Mr. Roth resigned as chairman of the board and Mr. Tuorto was appointed chairman of the board; (iv) Mr. Roth resigned as the Chief Executive Officer and Chief Financial Officer of the Company, and any other position as an officer, employee or independent contractor to the Company, and Mr. Tuorto was appointed as the Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer of the Company; and (v) Mr. Roth resigned as a director of the Company, provided that his resignation was not effective until the close of business on the 10th day after the Company distributed an information statement to its shareholders in accordance with SEC Rule 14f-1.

Transactions since Mr. Roth’s Resignation

On March 6, 2015, we borrowed $203,593 from E-Starts pursuant to a demand promissory date, which bears interest at six percent per annum. We used the proceeds to repay all of our indebtedness at the time. E-Starts Money Co. is owned by William L. Tuorto, our Chairman and Chief Executive Officer.

On April 17, 2015, we closed on the acquisition of all of the membership units of Blaze Minerals, LLC (“Blaze”) from Wastech, Inc. for 2,803,621 shares of common stock. One of the officers and directors of Wastech is the father of William L. Tuorto, our Chairman and Chief Executive Officer. Douglas C. Holsted, our Chief Financial Officer, is also a Director of Wastech.

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all the assets of Wellston Coal, LLC (“Wellston”) for 500,000 shares of common stock. Ronald Phillips, who thereafter became our President and Secretary, is a minority shareholder of Wellston. Under the Option Agreement, the Company has agreed to loan Wellston up to $500,000 for use by Wellston in paying operating expenses. Through August 31, 2015, the Company had loaned Wellston $42,500, and accrued interest of $766, which was outstanding at August 31, 2015.

On June 10, 2015, we completed the acquisition of all the membership units of Blue Grove from Ian Ganzer and his father, Gary Ganzer, for 350,000 shares of common stock. By virtue of the agreement, Ian Ganzer was appointed to be the Company’s Chief Operating Officer. Ian Ganzer owned 50% of the membership units of Blue Grove and his father owned the remaining 50%.

On June 10, 2015, we signed a definitive agreement for all the membership units of GS Energy from Ian Ganzer and his father, Gary Ganzer, for shares of common stock to be determined at closing, as provided therein. Ian Ganzer owns 25% of the membership units of GS Energy and his father owns the remaining 75%. Closing of the acquisition is expected to occur after the completion of a financial audit of GS Energy.

On June 10, 2015, we signed a management agreement with Black Oak Resources, LLC (“Black Oak”) for the management of the business and operations of Blue Grove. Ian Ganzer owns 50% of the membership units of Black Oak and his father owns 50%. Under the management agreement,

On June 11, 2015, we borrowed an additional $200,000 from E-Starts Money Co. pursuant to a non-interest bearing demand promissory note. We used the proceeds to fund the signing bonus of Ian Ganzer’s Employment Agreement with the Company, as well as additional costs associated with the Blue Grove and GS Energy Agreements.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. We do not currently have any written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions, but we plan to adopt such guidelines once we add independent board members.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and OTCQB. Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange). Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent. As this time, we do not have any independent directors.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, other than as disclosed above. With respect to transactions involving real or apparent conflicts of interest, we have not adopted any formal policies or procedures. In the absence of any formal policies and procedures regarding conflicts, we intend to follow the provisions of Delaware corporate law regarding conflicts, which generally requires that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

In the last two fiscal years ended August 31, 2014 and 2015, we have retained GZTY CPA Group, LLC and Paritz & Company, P.A., respectively, as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees – The aggregate fees billed as of October 31, 2015 and 2014 for professional services rendered by the Company’s accountant was approximately $29,460 and $8,395 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended August 31, 2015 and 2014, respectively. The 2014 audit and the majority of the 2015 audit is included in the 2015 amount and the 2013 audit is included in the 2014 amount.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

(a)	The following documents are filed as part of this report:

1	Financial Statements – The following financial statements of Royal Energy Resources, Inc. are contained in Item 8 of this Form 10-K:

●	Reports of Independent Registered Public Accountants

●	Balance Sheets at August 31, 2015 and 2014

●	Statements of Operations for the years ended August 31, 2015 and 2014

●	Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2015 and 2014

●	Statements of Cash Flows for the years ended August 31, 2015 and 2014

●	Notes to Financial Statements

2	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 Registration Statement dated May 19, 2006)
3.2	Amended and Restated By Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 Registration Statement dated May 19, 2006
10.1	Securities Exchange Agreement dated effective April 13, 2015 with Wastech, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 21, 2015
10.2	Employment agreement with Ian Ganzer, Chief Operating Officer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2015)
10.3	Securities Exchange Agreement with Blue Grove Coal, LLC and its two members, Ian Ganzer and Gary Ganzer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 17, 2015)
10.4	Management Agreement between Blue Grove Coal, LLC and Black Oak Resources, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2015)
10.5*	Operator Agreement between Blue Grove Coal, LLC and GS Energy, LLC.
10.6*	Employment Agreement with William L. Tuorto
10.7*	Employment Agreement with Brian Hughs
10.8*	Employment Agreement with Ronald Phillips
10.9	2015 Stock Option Plan (incorporated by reference to the Company’s Form S-8 filed on July 31, 2015)
10.10	2015 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Company’s Form S-8 filed on July 31, 2015)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21*	List of Subsidiaries
23.1*	Consent of GZTY CPA Group, LLC
23.2*	Consent of Paritz & Company, P.A.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
95*	Mine Safety Disclosure

*Filed herewith.

** Included within financial statements filed herewith.

101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 30, 2015

Royal Energy Resources, Inc.

By:	/s/ William L. Tuorto
William L. Tuorto
Chief Executive Officer

By:	/s/ Douglas C. Holsted
Douglas C. Holsted
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 30, 2015	By:	/s/ William L. Tuorto
William L. Tuorto
Director

Date: November 30, 2015	By:	/s/ Brian Hughs
Brian Hughs
Director

