Form 10-Q
period 2015-11-30
Royal Energy Resources, Inc.
filed 2016-01-14
CIK 1102392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,813,827 shares of common stock issued and outstanding as of January 14, 2016.

2

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	November 30, 2015	August 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$7,114,039	$4,180,210
Accounts receivable, net of allowance for doubtful accounts of $13,000	30,622	30,622
Notes receivable and accrued interest - related party	54,819	43,266
Prepaid expenses	116,241	1,444
Total current assets	7,315,721	4,255,542
Other assets
Coal lands and mineral rights	7,065,651	7,065,651
Deposit	250,000	250,000
Intangible assets, less accumulated amortization of $199,260 and $90,573	670,240	778,927
Total assets	$15,301,612	$12,350,120

Liabilities and Stockholders’ Equity
Current liabilities
Note payable - related party	$403,593	$403,593
Accounts payable and accrued expenses	282,828	129,256
Related party advances and accrued interest payable	37,768	34,723
Total current liabilities	724,189	567,572

Stockholders’ Equity
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 51,000 shares issued and outstanding at November 30, 2015 and 100,000 shares issued and outstanding at August 31, 2015	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 15,163,827 shares issued and outstanding at November 30, 2015 and 13,850,230 shares outstanding at August 31, 2015	151	139
Additional paid-in capital	20,337,897	16,792,910
Accumulated deficit	(5,760,626)	(5,010,502)
Total stockholders’ equity	14,577,423	11,782,548
Total liabilities and stockholders’ equity	$15,301,612	$12,350,120

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Three months ended November 30, 2015 and 2014

(Unaudited)

	Three Months Ended
	November 30,
	2015	2014

Revenues	$-	$-

Costs and expenses:
Depreciation and amortization	108,687	-
Selling, general and administrative expense	640,706	10,697
Total costs and expenses	749,393	10,697
Loss from operations	(749,393)	(10,697)
Other expenses (income):
Loss on comodities trading	-	8,743
Interest income
Related party	(1,553)	-
Other	(761)	(103)
Interest expense
Related party	3,045	-
Other	-	251
Total other expense (income)	731	8,891
Net loss	$(750,124)	$(19,588)

Net loss per share, basic and diluted	$(0.05)	$(0.00)

Weighted average shares outstanding, basic and diluted	14,698,189	8,251,702

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Three Months Ended November 30, 2015 and 2014

(Unaudited)

	Three months ended November 30,
	2015	2014

Cash flows from operating activities
Net loss	$(750,124)	$(19,588)
Adjustment to reconcile net loss to net cash used in operating activities:
Marketable Securities	-	8,568
Depreciation and amortization	108,687	-
Common stock issued for services	368,750	-
Accrued interest income - related party	(1,553)	-
Accrued interest expense - related party	3,045	-
Change in other assets and liablities:
Prepaid expenses	(213)	-
Accounts payable and accrued expenses	170,237	2,876
Net cash used in operations	(101,171)	(8,144)

Cash flows from investing activities
Proceeds from sale of treasury stock	-	898
Purchase of treasury stock	-	(226)
Note receivable advances	(10,000)	-
Net cash provided by (used in) investing activities	(10,000)	672

Cash flows from financing activities
Proceeds of related party loans (former principal shareholder)	-	7,264
Common stock sold for cash	3,045,000	-
Net cash provided by financing activities	3,045,000	7,264

Net increase (decrease) in cash and cash equivalents	2,933,829	(208)
Cash, beginning of period	4,180,210	288
Cash, end of period	$7,114,039	$80

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Accrued compensation paid with common stock	$16,667	$-
Increase of common stock recorded as prepaid expense	133,333	-

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company”) and its wholly owned subsidiary Blaze Minerals, LLC (“Blaze”), a West Virginia limited liability company and Blue Grove Coal, LLC (“Blue Grove”), a West Virginia limited liability company, at November 30, 2015.

All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2015 filed with the SEC on November 30, 2015.

The results of operations for the three months ended November 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

Organization and nature of business

The Company is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. (“Webmarketing”). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc.

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

Blaze is the owner of 40,976 net acres of coal and coal bed methane mineral interests in 22 counties across West Virginia. Blue Grove is an operating mining company based in McDowell County, West Virginia and is currently operating a mine owned by GS Energy, LLC.

Accounting policies

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

Inventories

Coal inventories are stated at the lower of average cost or market. The cost of coal inventories is determined based on the average cost of production, which includes all costs incurred to extract, transport and process the coal. Market represents the estimated replacement cost, subject to a floor and ceiling, which considers the future sales price of the product as well as remaining estimated preparation and selling costs. Coal is reported as inventory at the point in time the coal is extracted from the mine. The Company did not have any inventory at November 30, 2015.

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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statement and proscribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting and interim periods, disclosure, and transition period. We have no material uncertain tax positions for any of the reporting period presented.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive shares outstanding. At November 30, 2015 and 2014, there were no potentially dilutive common stock equivalents. Accordingly, basic and dilutive earnings (loss) per share are the same for each of the periods presented.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Credit risk

In 2015, the Company had cash deposits in certain banks that at times exceeded the maximum insured by the FDIC. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

Stock option plan

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility period. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options. However, the Black-Scholes valuation model provides the best available estimate for this purpose.

There are no options outstanding at November 30, 2015 from the stock option plans.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of observable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Advanced Mining Royalties

Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for mining royalties as necessary using the specific identification method. Advance royalty balances are generally charged off against the allowance when they are no longer recoupable. The Company did not have any advance royalties at November 30, 2015.

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and will dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations will consist principally of costs to reclaim acreage disturbed at surface operations, estimated costs to reclaim support acreage, treat mine water discharge and perform other related functions at underground mines. The Company will record these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to cost of coal sales. Over time, the liability is accreted and any capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company will annually review its estimated future cash flows for its asset retirement obligations. At November 30, 2015, the Company had not established any asset retirement obligations.

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

2	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. As at November 30, 2015, the Company has a loss from operation of $750,124 and an accumulated deficit of $5,760,626. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

3	NOTES RECEIVABLE AND ACCRUED INTEREST

At November 30, 2015, the Company had advances of $52,500 and accrued interest of $2,319, pursuant to a related party note receivable with a face amount of $500,000, which bore interest at 12% per annum and was secured by a deed of trust.

4	ACQUISITIONS

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

Mineral rights	$7,065,651
Liabilities assumed	56,598
Common stock issued	$7,009,053

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

The assets acquired as part of the acquisition were recognized at their fair values at the acquisition date as follows:

Cash	$5,500
Intangible assets	869,500
Common stock issued	$875,000

5	COAL LAND AND MINERAL RIGHTS

Our coal land and mineral rights, as of November 30, 2015 and August 31, 2015, consist of the following:

	November 30, 2015	August 31, 2015

Coal lands and mineral rights	$7,065,651	$7,065,651
Less accumulated depreciation, depletion and amortization	-	-
	$7,065,651	$7,065,651

6	INTANGIBLE ASSETS

Intangible assets consist of the agreements in place held by Blue Grove Coal, LLC, including an operating license, a two-year management contract with Black Oak Resources, LLC, a mining agreement with a contract miner and purchase orders from a coal purchaser. The value of the intangible assets is being amortized over two-years as follows:

	November 30, 2015	August 31, 2015
Intangible assets	$869,500	$869,500
Accumulated amortization	(199,260)	(90,573)
	$670,240	$778,927

Amortization expense during the three months ended November 30, 2015	$108,687

7	CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Related party notes payable consist of the following at November 30, 2015 and August 31, 2015.

	November 30, 2015	August 31, 2015

Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$203,593	$203,593
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200,000	200,000
Total related party notes payable	$403,593	$403,593

The related party notes payable have accrued interest of $9,085 at November 30, 2015 and $6,040 at August 31, 2015. The Company expensed $3,045 in interest from the related party loan in the quarter ended November 30, 2015.

8	STOCKHOLDERS’ EQUITY

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

At November 30, 2015 and August 31, 2015, 51,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $0.00001. At November 30, 2015, 15,163,827 shares were issued and outstanding and at August 31, 2015, 13,850,230 shares were issued and outstanding.

During the quarter ended November 30, 2015, the Company issued shares of common stock in the following transactions:

●	Between September 14, 2015 and October 9, 2015, the Company issued 1,218,000 shares of common stock for cash proceeds of $3,045,000 pursuant to a private offering to “accredited investors” pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

●	On October 22, 2015, the Company issued 95,597 shares of its common stock, valued at $500,000, as compensation under employment agreements with officers. Of this amount, $350,000 was in payment of bonuses pursuant to employment agreements. The remaining $150,000 was pursuant to a two-year employment agreement originally executed on June 10, 2015, of which $16,667 was accrued at August 31, 2015 and $18,750 was accrued in the quarter ended November 30, 2015, leaving a balance of $114,583 to be earned and recorded as a prepaid expense.

Stock option plan

The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards under each Plan. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at November 30, 2015. 95,597 shares were issued from the Employee, Consultant and Advisor Stock Compensation Plan during the three months ended November 30, 2015.

9	RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts pursuant to a 6% demand promissory note. (See Note 6) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a 6% demand promissory note. The total amount owed to E-Starts at November 30, 2015 was $403,593, plus accrued interest.

Due to related party at November 30, 2015 amounted to $37,768. E-Starts Money Co., wholly is owned by our current Chairman and Chief Executive Officer, advanced money to the Company for use in paying certain obligations of the Company. The details of the due to related party account are summarized as follows:

November 30, 2015

Beginning balance	$34,723
Accrued interest to E-Starts	3,045
$37,768

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until March 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). The Company plans to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time, to which $8,000 was paid at the date of execution. The loan is pursuant to Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement (currently extended until March 31, 2016), and secured by a Deed of Trust on the Wellston Property. At November 30, 2015, the Company had advances of $52,500 and accrued interest of $2,319, pursuant to the Promissory Note. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

10	OPTION AGREEMENTS

Wellston Coal, LLC (“Wellston”)

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until March 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). The Company plans to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time, to which $8,000 was paid at the date of execution. The loan is pursuant to Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement (currently extended until March 31, 2016), and secured by a Deed of Trust on the Wellston Property. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

Blaze Mining Company, LLC (“Blaze Mining”)

On May 29, 2015, the Company entered into an Option Agreement to acquire all of the membership units of Blaze Mining. Under the Option Agreement, the Company has the right to complete the purchase through September 1, 2015 (extended until March 31, 2016) by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controls operations for and has the right to acquire 100% ownership of the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia (“Alpheus”). Alpheus has approximately 16 million tons of low-volatile Met fine and coarse coal in two separate coal refuse ponds. Alpheus has rail access, a permitted wash plant construction site, and an operating processing plant, which produces renewable energy in the form of coal pellets, for sale to utility customers using the on-site coal fines. Blaze Mining’s operations are located within seven miles of the Wellston Property. The Company plans to close on the acquisition of Blaze Mining after the satisfactory completion of due diligence.

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

On November 25, 2015, Jet Fuel entered into definitive agreements with the Cline Group to acquire the Gatling Entities. The transaction is scheduled to close on or before December 20, 2015, but in no event later than December 31, 2015, and provides in pertinent part for the purchase of the Gatling Entities on the following terms:

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

11	COMMITMENTS AND CONTINGENCIES

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

The Ganzer’s have an option to purchase the membership interests in Blue Grove from the Company. If exercised between ten and sixteen months after closing, the exercise price of the option is $50,000 less any dividends received on the shares of common stock issued in the acquisition, plus 90% of the shares issued to acquire Blue Grove. If exercised between sixteen and twenty-four months after closing, the exercise price of the option is 80% of the shares issued to acquire Blue Grove. The call option will terminate when (i) the parties agree it has terminated, (ii) when the Company pays the Ganzers at least $1,900,000 to acquire their shares of common stock, or (iii) when a comparable option granted to the Ganzers with respect to common stock issued to them to acquire GS Energy is terminated. The Company also has an option to sell the Blue Grove membership interests back to the Ganzers. If exercised between ten and sixteen months after closing, the exercise price of the Company’s option is 90% of the common stock issued to the Ganzers to acquire Blue Grove. If exercised between sixteen and twenty-four months after closing, the exercise price of the Company’s option is 80% of the common stock issued to the Ganzers to acquire Blue Grove.

G.S. Energy, LLC (“GS Energy”)

On June 10, 2015, the Company entered into a Securities Exchange Agreement to acquire G.S. Energy, under which the Company agreed to acquire all of the issued and outstanding membership units of GS Energy for common stock by the issuance of common stock of the Company with a market value of $9,600,000 provided that the Company issue a minimum of 1,250,000 shares of its common stock and a maximum of 1,750,000 shares. Closing under the Securities Exchange Agreement will occur upon the successful completion of a financial audit of GS Energy and due diligence.

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

12	SUBSEQUENT EVENTS

Blue Grove Amendment and GS Energy Agreement Termination

On December 23, 2015, the Company entered into an Amendment to Securities Exchange Agreement (“Amendment”) with Ian Ganzer and Gary Ganzer (“Members”). Originally, the Company and Members entered into a Securities Exchange Agreement on June 8, 2015 under which the Company acquired all of the membership interests of Blue Grove Coal, LLC (“Blue Grove”) in exchange for 350,000 shares of the Company’s common stock. Pursuant to the Amendment, the consideration for the acquisition of Blue Grove was reduced from 350,000 shares of the Company’s common stock to 10,000 shares.

On June 10, 2015, the Company entered into a Securities Exchange Agreement to acquire GS Energy, under which the Company agreed to acquire all of the issued and outstanding membership units of GS Energy for common stock by the issuance of common stock of the Company with a market value of $9,600,000 provided that the Company issue a minimum of 1,250,000 shares of its common stock and a maximum of 1,750,000 shares. In December 2015, the Securities Exchange Agreement to acquire GS Energy was voluntarily terminated by the parties.

Rhino Resource Partners LP

On January 7, 2016, the Company entered into a term sheet setting forth the terms and conditions under which the Company agreed to enter into definitive agreements to acquire the general partner of Rhino Resource Partners, LP (“RHNO”), as well as 39.6% of the common units and 76.3% of the subordinated units of RHNO. Closing is contingent on the execution of definitive agreements and the completion of due diligence.

RHNO is a publicly traded Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The majority of sales are made to domestic utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Operating Company manages and leases coal properties and collects royalties from such management and leasing activities.

Jet Fuel, LLC

On November 25, 2015, Jet Fuel, a 51% owned-subsidiary of the Company, entered definitive agreements to acquire the Gatling Entities for gross consideration of $20,000,000. The transaction was scheduled to close on or before December 31, 2015. Jet Fuel has not closed on the Gatling Entities. Jet Fuel is pursuing an acquisition of the Gatling Entities on more favorable terms. In the event Jet Fuel is not able to negotiate a more favorable acquisition agreement, it intends to abandon the transaction and pursue other acquisition opportunities. If Jet Fuel abandons the transaction, it will forfeit a $250,000 deposit it paid in connection with the transaction.

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

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 17, 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. See Note 9 to the consolidated financial statements for additional completed and planned acquisitions.

The Company does not believe that its operating results for the period ending November 30, 2015 are indicative of its future operations. Current management of the Company acquired control of the Company in March 2015, with the goal of using the Company as a vehicle to acquire undervalued natural resource assets. The Company has raised approximately $7 million through the sale of shares of common stock in a private placement, and is currently evaluating a number of possible acquisitions of operating coal mines and non-operating coal assets. There are currently many coal assets for sale at attractive prices due to distress conditions in the coal industry. The distress conditions are mainly due to new environmental regulations, which have increased operating costs for coal operators, and have encouraged coal buyers to switch to less costly energy sources, such as natural gas. The resulting drop in demand from coal buyers has caused the price of coal to decline considerably, and caused bankruptcy filings by many of the major coal operators. Despite the current distress in the industry, industry experts still predict that coal will supply a significant percentage of the nation’s energy needs for the foreseeable future, and thus overall demand for coal will remain significant. Management believes there are a number of attractive acquisition candidates in the coal industry which can be operated profitably at current prices and under the current regulatory environment.

Results of Operations

Three Months Ended November 30, 2015 and November 30, 2014

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

In July 2015, the Company temporarily suspended coal operations at the surface coal mine owned by GS Energy when the coal purchaser filed Chapter 11 Bankruptcy, as a result the Company did not generate any revenues in the three months ended November 30, 2015. Operations are expected to recommence during the second or third quarter. The Company did not generate any revenues in the three months ended November 30, 2014.

Costs and Expenses

Costs and expenses during the three months ended November 30, 2015 and 2014 are summarized as follows.

	2015	2014

Depreciation and amortization	$108,687	$-
Selling, general and administrative expense	640,706	10,697
	$749,393	$10,697

During the 2015 period, the Company recorded $108,687 in amortization expense associated with the intangible assets acquired in the Blue Grove acquisition, which occurred in June of 2015.

During the three months ended November 30, 2015 and 2014, our selling, general and administrative expenses were $640,706 and $10,697, respectively. Set forth below is a breakdown of our selling, general and administrative expenses:

	2015	2014

Officer compensation	$470,833	$-
Consulting fees	40,586	1,560
Payroll taxes	38,088	-
Other professional services	23,605	2,427
Coal land and mineral rights property taxes	18,522	-
Accounting and auditing	21,692	6,430
Travel	9,153	-
Other	18,227	280
	$640,706	$10,697

Set forth below is a summary of material changes in our selling, general and administrative expenses:

●	Officer compensation amounted to $470,833 in the 2015 period and none in the 2014 period. During the 2015 period, the Company entered into initial employment agreements with its officers, which provided for bonuses in the form of common stock. Officer compensation expense in 2015 includes $368,750 associated with these bonuses. The remaining officer compensation expense of $102,083 represents non-bonus officer compensation that accrued during the period under the employment agreements.

●	Consulting fees amounted to $40,586 in the 2015 period as compared to $1,560 in the prior year period. The increase is due to accruals for compensation for accounting staff.

●	Payroll taxes in the amount of $38,088 are recorded for the officer compensation in the 2015 period. There was no compensation in the 2014 period.

●	Other professional services in 2015 were $23,605 and represented legal fees of $20,251, stock transfer agent fees of $1,689 and filing agent fees of $1,665. In comparison, our professional services were $2,427 in the same period in 2014. The increase was the result of increased acquisition activity in the period.

●	Property taxes in the 2015 period represent accruals of property taxes on the mineral rights acquired by the Company in March 2015. The Company did not own any mineral or property rights in the 2014 period.

●	Accounting and auditing amounted to $21,692 in the 2015 period and $6,430 in the 2014 period. The increase is primarily due to the Company’s growth and acquisition activity.

●	The Company incurred $9,153 in travel costs during the period, primarily associated with continuing acquisition activity.

●	Other selling, general and administrative costs amounted to $18,227 in the 2015 period and $280 in the 2014 period. The increase in such expenses in the 2015 period was attributable to increased obligations for rent, website, telephone and other office costs as compared to the 2014 period and is a result of the growth of the Company.

Other expense (income) for the three months ended November 30, 2015 and 2014 was $731 and $8,891, respectively, as follows.

	2015	2014

Loss (gain) on commodities trading	$-	$8,743
Interest and other (income)
Related party	(1,553)	-
Other	(761)	(103)
Interest expense
Related party	3,045	-
Other	-	251
	$731	$8,891

Loss (gain) on commodities trading amounted to a loss of $8,743 in 2014 with no activity in the 2015 period.

Interest income amounted to $1,553 in accrued interest on a note receivable from a related party and $761 from cash deposits in the 2015 period and other income of $103 in the 2014 period.

Interest expense amounted to $3,045 for a related party in 2015 and $251 for other in 2014. The related party interest is on a note executed in March 2015 in the amount of $203,593, the proceeds of which were used to repay all existing liabilities of the Company at the time.

Our net loss for the three months ended November 30, 2015 and 2014 was $740,124 ($0.05 per share) and $19,588 ($0.00 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 14,698,189 shares, as compared to 8,251,702 shares during the 2014 period.

Liquidity, Capital Resources and Going Concern

Overview - The Company does not have any established sources of revenues sufficient to fund the development of its business, or pay projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $5,760,626 through November 30, 2015, and incurred a loss of $750,124 for the three months then ended.

At November 30, 2015 and August 31, 2015, our current assets were $7,315,721 and $4,255,542, respectively, and our current liabilities were $724,189 and 567,572, respectively, which resulted in working capital of $6,591,532 and $3,687,970, respectively.

Total assets at November 30, 2015 and August 31, 2015 amounted to $15,301,612 and $12,350,120, respectively. The substantial increase in total assets and working capital was primarily the result of the increase in cash of $2,933,829, which was derived from the sale of $3,045,000 of common stock in a private offering in the three months ended November 30, 2015.

At November 30, 2015, our total liabilities of $724,189 increased $156,617 from $567,572 at August 31, 2015. The increase primarily consists of an increase in accounts payable and accrued expenses of $153,572, which is primarily the accrual of compensation and related payroll taxes.

At November 30, 2015, our stockholders’ equity was $14,577,423, as compared to $11,782,548 at August 31, 2015. The principal reason for the net increase of $2,794,875 was the sale of common stock for cash in the amount of $3,045,000, the issuance of common stock for compensation in the net amount of $368,750, less a net loss for the period of $750,124.

The following table sets forth the major sources and uses of cash for the three months ended November 30, 2015 and 2014.

	2015	2014

Net cash used in operations	$(101,171)	$(8,144)
Net cash provided by (used in) investing activities	(10,000)	672
Net cash provided by financing activities	3,045,000	7,264
Net increase (decrease) in unrestricted cash and cash equivalents	$2,933,829	$(208)

Material Commitments and Contingencies

As of November 30, 2015, the Company had the following material commitments and contingencies.

Planned acquisitions – See Note 10, 11 and 12 to the consolidated financial statements.

Notes payable to E-Starts Money Co – See Note 7 to the consolidated financial statements.

Cash requirements and capital expenditures – As noted in Note 10, 11 and 12 to the consolidated financial statements, the Company has several planned acquisitions which will require both the issuance of common stock of the Company and cash. The acquisitions will also require cash for working capital and capital improvements, among other things. In addition, the Company has paid a material part of the compensation due to its officers in shares of common stock, which has enabled it to conserve cash for other operating expenses and acquisitions. The Company has completed its first private placement of common stock to fund operating expenses and acquisitions, and plans to initiate a new private placement after it completes its next acquisition; however, there can be no assurance that the Company will be successful, or that any capital can be raised on terms that are not dilutive to existing common stockholders.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the three months ended November 30, 2015, and have minimal revenues at this time. These factors create an uncertainty about our ability to continue as a going concern. We are currently trying to raise capital through private offerings of common stock and convertible notes. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Financial Statements. During the period ending November 30, 2015, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual mining operations, we will be required to make estimates and assumptions typical of other companies in the mining business. For example, we will be required to make critical accounting estimates related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective.

(b) Changes in Internal Controls

In the Company’s Form 10-K for the year ended August 31, 2015, the Company disclosed that its disclosure controls and procedures were not effective due to lack of segregation of duties. The Company has begun the process of establishing the necessary controls and procedures, however, these changes have not yet been implemented.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

ITEM 1A: Risk Factors

Not applicable.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2015, the board of directors of the Company approved the issuance of 1,218,000 shares of its common stock to unrelated individuals for cash in the amount of $3,045,000.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Exhibit 95

ITEM 5: Other Information.

None

ITEM 6: Exhibits

Exhibit No.	Description

10.1*	Amendment to Blue Grove Stock Purchase Agreement

31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosure

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2016	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO and Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
Principal Financial Officer

