Form 10-QT
period 2015-12-31
Royal Energy Resources, Inc.
filed 2016-03-04
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: September 1, 2015 to December 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,849,043 shares of common stock issued and outstanding as of February 22, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2015	August 31, 2015

Assets
Current assets
Cash	$7,103,655	$4,180,210
Accounts receivable, net of allowance for doubtful accounts of $13,000	30,830	30,622
Notes receivable and accrued interest - related party	55,344	43,266
Prepaid expenses	110,075	1,444
Total current assets	7,299,904	4,255,542
Other assets
Coal lands and mineral rights	7,065,651	7,065,651
Deposit	-	250,000
Intangible assets, net of accumulated amortization of $1,110 and $90,573	100,190	778,927
Total assets	$14,465,745	$12,350,120

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - related party	$403,593	$403,593
Accounts payable and accrued expenses	344,207	129,256
Related party advances and accrued interest payable	38,806	34,723
Total current liabilities	786,606	567,572

Stockholders’ Equity
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 51,000 shares issued and outstanding at December 31, 2015 and August 31, 2015	1	1
Common stock: $0.00001 par value; authorized 500,000,000 shares; 14,823,827 shares issued and outstanding at December 31, 2015 and 13,850,230 shares outstanding at August 31, 2015	148	139
Additional paid-in capital	20,337,901	16,792,910
Accumulated deficit	(6,658,911)	(5,010,502)
Total stockholders’ equity	13,679,139	11,782,548
Total liabilities and stockholders’ equity	$14,465,745	$12,350,120

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Four months ended December 31, 2015 and 2014

(Unaudited)

	Four Months Ended
	December 31
	2015	2014

Revenues	$-	$-

Operating expenses:
Depreciation and amortization	144,916	-
Asset impairment	533,821	-
Selling, general and administrative expense	718,728	79,394
Total operating expenses	1,397,465	79,394
Loss from operations	(1,397,465)	(79,394)
Other expenses (income):
Loss on commodities trading	-	8,743
Loss on forfeiture of deposit	250,000	-
Interest income
Related party	(2,078)	-
Other	(1,061)	(103)
Interest expense
Related party	4,083	-
Other	-	334
Total other expense (income)	250,944	8,974
Net loss before provision for income taxes	(1,648,409)	(88,368)
Income tax provision	-	-
Net loss	$(1,648,409)	$(88,368)

Net loss per share, basic and diluted	$(0.11)	$(0.01)

Weighted average shares outstanding, basic and diluted	14,794,212	8,316,217

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Four Months Ended December 31, 2015 and 2014

(Unaudited)

	Four months ended
	December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(1,648,409)	$(88,368)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,916	-
Stock based compensation	375,000	41,000
Asset impairment	533,821
Loss on forfeiture of deposit	250,000	-
Accrued interest income - related party	(2,078)	-
Accrued interest expense - related party	4,083	-
Change in other assets and liabilities:
Accounts receivable	(208)	-
Prepaid expenses	(297)	-
Accounts payable and accrued expenses	231,617	27,086
Net cash used in operations	(111,555)	(20,282)

Cash flows from investing activities
Proceeds from sale of treasury stock	-	921
Purchase of treasury stock	-	(336)
Marketable securities		8,568
Advances to related party	(10,000)	-
Net cash provided by (used in) investing activities	(10,000)	9,153

Cash flows from financing activities
Proceeds of related party loans (former principal shareholder)	-	10,950
Proceeds from issuance of common stock	3,045,000	-
Net cash provided by financing activities	3,045,000	10,950

Net increase (decrease) in cash and cash equivalents	2,923,445	(179)
Cash, beginning of period	4,180,210	288
Cash, end of period	$7,103,655	$109

Supplemental cash flow information Non-cash investing and financing activities
Issuance of common stock for payment of accrued compensation	$16,667	$-
Increase of common stock recorded as prepaid expense	133,333	-

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company”) and its wholly owned subsidiaries Blaze Minerals, LLC (“Blaze”), a West Virginia limited liability company and Blue Grove Coal, LLC (“Blue Grove”), a West Virginia limited liability company, at December 31, 2015.

All significant intercompany balances and transactions have been eliminated in consolidation.

On January 21, 2016, the board of directors of the Company elected to change the Company’s fiscal year end to December 31, from August 31. Accordingly, the Company is filing this transition report on Form 10-Q containing unaudited financial statements for the period from September 1, 2015 to December 31, 2015, together with comparative statements for the period from September 1, 2014 to December 31, 2014, in accordance with Rule 13a-10(c).

The condensed consolidated financial statements included in this transition report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2015 filed with the SEC on November 30, 2015.

The results of operations for the four months ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of significant accounting policies

Accounts and notes receivable

Accounts receivable are recorded at amounts that are expected to be collected, based on past collection history, the economic environment and specified risks identified in the receivable portfolio. An allowance for doubtful accounts is recorded, if based on management’s analysis, it is necessary. Management has recorded a $13,000 allowance as of December 31, 2015.

Notes receivable are recorded at the cost (the amount of the loan). An allowance for doubtful accounts is recorded, if based on management’s analysis, it is necessary.

Inventories

Coal inventories are stated at the lower of average cost or market. The cost of coal inventories is determined based on the average cost of production, which includes all costs incurred to extract, transport and process the coal. Market represents the estimated replacement cost, subject to a floor and ceiling, which considers the future sales price of the product as well as remaining estimated preparation and selling costs. Coal is reported as inventory at the point in time the coal is extracted from the mine. The Company did not have any inventory at December 31, 2015.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2015 and December 31, 2014, there were no potentially dilutive common stock equivalents. Accordingly, basic and dilutive earnings (loss) per share are the same for each of the periods presented.

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

There are no options outstanding at December 31, 2015 from the stock option plans.

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

Advanced Mining Royalties

Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for mining royalties as necessary using the specific identification method. Advance royalty balances are generally charged off against the allowance when they are no longer recoupable. The Company did not have any advance royalties at December 31, 2015.

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and will dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations will consist principally of costs to reclaim acreage disturbed at surface operations, estimated costs to reclaim support acreage, treat mine water discharge and perform other related functions at underground mines. The Company will record these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to cost of coal sales. Over time, the liability is accreted and any capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company will annually review its estimated future cash flows for its asset retirement obligations. At December 31, 2015, the Company had not established any asset retirement obligations.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. For the four months ended December 31, 2015, the Company had a loss from operations of $1,397,465 and an accumulated deficit of $6,658,911 at December 31, 2015. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

3	NOTES RECEIVABLE AND ACCRUED INTEREST

At December 31, 2015, the Company had advances of $52,500 and accrued interest of $2,844, pursuant to a related party note receivable with an aggregate amount of up to $500,000, which bears interest at 12% per annum and is secured by a deed of trust on the mineral interests.

4	ACQUISITIONS

Acquisition of Blaze Minerals, LLC

On April 13, 2015 the Company entered into a Securities Exchange Agreement with Wastech, Inc. (“Wastech”), under which the Company acquired all of the issued and outstanding membership units of Blaze Minerals, LLC (“Blaze Minerals”). Blaze Minerals owns 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia (the “Mineral Rights”). The Company acquired Blaze Minerals by the issuance of 2,803,621 shares of common stock. The shares were valued at $7,009,053 based upon a per share value of $2.50 per share, which was the price at which the Company issued its common stock in a private placement at the time. The assets acquired and liabilities assumed as part of the acquisition were recognized at their fair values at the acquisition date as follows:

Mineral rights	$7,065,651
Liabilities assumed	56,598
Common stock issued	$7,009,053

Acquisition of Blue Grove Coal, LLC

On June 10, 2015, the Company completed the acquisition of Blue Grove Coal, LLC (“Blue Grove”) in exchange for 350,000 shares of its common stock from Ian and Gary Ganzer. Simultaneous with the Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by Ian and Gary Ganzer. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Operator Agreement with GS Energy to Black Oak. In consideration, Black Oak is entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy.

The assets acquired as part of the acquisition were recognized at their fair values at the acquisition date as follows:

Cash	$5,500
Intangible assets	869,500
Common stock issued	$875,000

On December 23, 2015, the Company entered into an Amendment to Securities Exchange Agreement (“Amendment”) with Ian Ganzer and Gary Ganzer (“Members”). Originally, the Company and Members entered into a Securities Exchange Agreement on June 8, 2015 under which the Company acquired all of the membership interests of Blue Grove in exchange for 350,000 shares of the Company’s common stock. Pursuant to the Amendment, the consideration for the acquisition of Blue Grove was reduced from 350,000 shares of the Company’s common stock to 10,000 shares.

The adjustment to the purchase price was not considered a measurement period adjustment, since this was not facts and circumstances that existed at the measurement date. In order to properly reflect the fair value of the adjusted consideration transferred and previously recorded as an intangible asset (which is being amortized over the life of the operator agreement) the company has recorded an impairment of $533,821 during the four months ended December 31, 2015.

5	COAL LANDS AND MINERAL RIGHTS

Our coal lands and mineral rights, as of December 31, 2015 and August 31, 2015, consist of the following:

	December 31, 2015	August 31, 2015

Coal lands and mineral rights	$7,065,651	$7,065,651
Less accumulated depreciation, depletion and amortization	-	-
	$7,065,651	$7,065,651

6	INTANGIBLE ASSETS

Intangible assets consist of the agreements in place held by Blue Grove Coal, LLC, including an operating license, a two-year management contract with Black Oak Resources, LLC, a mining agreement with a contract miner and purchase orders from a coal purchaser. The value of the intangible assets is being amortized over two-years as follows:

	December 31, 2015	August 31, 2015
Intangible assets	$101,300	$869,500
Accumulated amortization	(1,110)	(90,573)
	$100,190	$778,927

Amortization expense during the four months ended December 31, 2015	$144,916

As a result of the amendment of the Blue Grove agreement (Note 4), an impairment of $533,821 was recorded on December 23, 2015.

7	NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at December 31, 2015 and August 31, 2015.

	December 31, 2015	August 31, 2015

Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$203,593	$203,593
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200,000	200,000
Total related party notes payable	$403,593	$403,593

The related party notes payable have accrued interest of $10,123 at December 31, 2015 and $6,040 at August 31, 2015. The Company expensed $4,083 in interest from the related party loan in the four months ended December 31, 2015.

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

At December 31, 2015 and August 31, 2015, 51,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $0.00001. At December 31, 2015, 15,163,827 shares were issued and outstanding and at August 31, 2015, 13,850,230 shares were issued and outstanding.

During the four months ended December 31, 2015, the Company issued and cancelled shares of common stock in the following transactions:

●	Between September 14, 2015 and October 9, 2015, the Company issued 1,218,000 shares of common stock for cash proceeds of $3,045,000 pursuant to a private offering to “accredited investors” pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

●	On October 22, 2015, the Company issued 95,597 shares of its common stock, valued at $500,000, as compensation under employment agreements with officers. Of this amount, $350,000 was in payment of bonuses pursuant to employment agreements. The remaining $150,000 was pursuant to a two-year employment agreement originally executed on June 10, 2015, of which $16,667 was accrued at August 31, 2015 and $133,333 was recorded as a prepaid expense to be amortized over the life of the agreement. During the four months ended December 31, 2015, $25,000 was amortized to expense.

●	On December 23, 2015, the Company amended the Blue Grove acquisition agreement (Note 4) and the consideration for the purchase was reduced from 350,000 shares of the Company’s common stock to 10,000 shares.

Stock option plan

The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards under each Plan. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at December 31, 2015. 95,597 shares were issued from the Employee, Consultant and Advisor Stock Compensation Plan during the four months ended December 31, 2015.

9	RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts pursuant to a 6% demand promissory note. (See Note 7) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing demand promissory note. The total amount owed to E-Starts at December 31, 2015 was $403,593, plus accrued interest.

E-Starts Money Co., is wholly owned by our current Chairman and Chief Executive Officer, and in addition to the two notes, advanced money to the Company for use in paying certain obligations of the Company.

GS Energy, LLC is owned by Ian and Gary Ganzer (See Note 11) and is a creditor of Blue Grove Coal, LLC.

The details of the due to related party account are summarized as follows:

	December 31, 2015	August 31, 2015

Due to E-Starts Money Co
Expense advances	$10,396	$10,396
Accrued interest	10,123	6,040
	20,519	16,436
Due to GS Energy, LLC	18,287	18,287
	$38,806	$34,723

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until March 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). The Company plans to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan is pursuant to Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement (currently extended until March 31, 2016), and secured by a Deed of Trust on the Wellston Property. At December 31, 2015, the Company had advances of $52,500 and accrued interest of $2,844, pursuant to the Promissory Note. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

10	OPTION AGREEMENTS

Wellston Coal, LLC (“Wellston”)

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until March 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). The Company plans to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan is pursuant to Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement (currently extended until March 31, 2016), and secured by a Deed of Trust on the Wellston Property. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

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

On November 25, 2015, Jet Fuel entered into definitive agreements with the Cline Group to acquire the Gatling Entities. The transaction was scheduled to close on or before December 20, 2015, but in no event later than December 31, 2015. Due to changes in the economic realities of coal in the present political climate the proposed transaction was allowed to expire on December 31, 2015, and we wrote off our $250,000 deposit.

11	COMMITMENTS AND CONTINGENCIES

Office Lease

Effective April 1, 2015 the Company entered into an oral sub-lease agreement with E-Starts to lease office space for the Company’s headquarters. The sub-lease agreement provides for monthly rent of $1,400, has a term of one year and expires on March 31, 2016.

Blue Grove Coal, LLC (“Blue Grove”)

On June 10, 2015, the Company acquired Blue Grove in exchange for 350,000 shares of its common stock. Blue Grove was owned 50% by Ian Ganzer, our chief operating officer, and 50% by Gary Ganzer, Ian Ganzer’s father. Simultaneous with the Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by Ian and Gary Ganzer. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Operator Agreement with GS Energy to Black Oak. In consideration, Black Oak is entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy.

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

On December 23, 2015, the Company entered into an Amendment to Securities Exchange Agreement (“Amendment”) with Ian Ganzer and Gary Ganzer (“Members”). Originally, the Company and Members entered into a Securities Exchange Agreement on June 8, 2015 under which the Company acquired all of the membership interests of Blue Grove Coal, LLC (“Blue Grove”) in exchange for 350,000 shares of the Company’s common stock. Pursuant to the Amendment, the consideration for the acquisition of Blue Grove was reduced from 350,000 shares of the Company’s common stock to 10,000 shares. See Note 4.

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

In December 2015, the Securities Exchange Agreement to acquire GS Energy was voluntarily terminated by the parties. The Company is in further negotiations to acquire GS Energy in a manner that will result in the assets previously recognized by the Company being realized.

12	SUBSEQUENT EVENTS

Rhino Resource Partners LP

On January 21, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Wexford Capital, LP, and certain of its affiliates (collectively, “Wexford”), under which the Company agreed to purchase, and Wexford agreed to sell, a controlling interest in Rhino Resource Partners, LP (“Rhino”) in two separate transactions. Pursuant to the Purchase Agreement, on January 21, 2016, the Company purchased 6,769,112 Common Units of Rhino from three holders for total consideration of $3,500,000. The Common Units purchased by the Company represent approximately 40.0% of the issued and outstanding Common Units of Rhino, and 23.1% of the total outstanding Common Units and Subordinated Units. The Subordinated Units are convertible into Common Units on a one for one basis upon the occurrence of certain conditions. At a second closing, to be held upon the satisfaction or waiver of certain conditions, but no later than sixty days after January 21, 2016, the Company has agreed to purchase Rhino GP, LLC, and 9,455,252 Subordinated Units of Rhino from two holders thereof, for aggregate consideration of $1,000,000. The Subordinated Units to be purchased by the Company represent approximately 76.5% of the issued and outstanding Subordinated Units of Rhino, and when combined with the Common Units already owned by the Company, will result in the Company owning approximately 55.4% of the outstanding Units of Rhino. Rhino GP, LLC is the general partner of Rhino, and in that capacity controls Rhino.

Rhino’s Common Units currently trade on the OTCQB Marketplace under the symbol “RHNO.” Rhino’s Common Units previously traded on the NYSE until December 17, 2015, when the NYSE suspended trading after Rhino failed to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 Million for its Common Units. The NYSE’s decision to delist the Common Units is currently under appeal.

Rhino is a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. Rhino produces, processes, and sells high quality coal of various steam and metallurgical grades. Rhino markets its steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for its metallurgical coal are primarily steel and coke producers who use its coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, Rhino manages and leases coal properties and collects royalties from those management and leasing activities. Rhino’s business includes investments in joint ventures to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. Rhino has also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S.

Rhino has a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2014, Rhino controlled an estimated 480.0 million tons of proven and probable coal reserves, consisting of an estimated 425.1 million tons of steam coal and an estimated 54.9 million tons of metallurgical coal. In addition, as of December 31, 2014, Rhino controlled an estimated 290.0 million tons of non-reserve coal deposits.

Change of fiscal year end to December 31 from August 31

On January 21, 2016, the board of directors of the Company elected to change the Company’s fiscal year end to December 31, from August 31. The Company is filing a transition report on Form 10-Q containing unaudited financial statements for the period September 1, 2015 to December 31, 2015 in accordance with Rule 13a-10(c).

Commencement of Private Offering

In order to fund existing operations and the contemplated acquisitions, on February 1, 2016, the Company commenced a private offering (the “Offering”), of up to 2,187,500 shares of its common stock at $8.000 per share, for aggregate proceeds of $17,500,000. If the maximum amount is sold, the shares issued will represent approximately 13.0% of the issued and outstanding common stock of the Company, on a fully diluted basis. The Offering is being made exclusively to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Offering will not be registered under the Securities Act or applicable state securities laws by virtue of the “private placement” exemption set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Blaze Mining Company, LLC Option Termination

On May 29, 2015, the Company entered into an Option Agreement with Blaze Energy Corp. (“Blaze”) to acquire all of the membership units of Blaze Mining Company, LLC (“Blaze Mining”), which is a wholly-owned subsidiary of Blaze. Under the Option Agreement, as amended, the Company has the right to complete the purchase through March 31, 2016 by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controls operations for and has the right to acquire 100% ownership of the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia under a contract with Gary Partners, LLC, which owns the property. On February 22, 2016, the Company facilitated a series of transactions wherein: (i) Blaze Mining and Blaze entered into an Asset Purchase Agreement to acquire substantially all of the assets of Gary Partners, LLC; (ii) Blaze Mining entered into an Assignment Agreement to assign its rights under the Asset Purchase Agreement to a third party; and (iii) the Company and Blaze entered into an Option Termination Agreement, whereby the following royalties granted to Blaze Mining under the Assignment Agreement will be assigned to the Company as follows: a $1.25 per ton royalty on raw coal or coal refuse mined or removed from the property, and a $1.75 per ton on processed or refined coal or coal refuse mined or removed from the property (the “Royalties”). Pursuant to the Option Termination Agreement, the parties thereby agreed to terminate the Option Agreement by the issuance of 1,750,000 shares of the Company’s common stock in consideration for an assignment of the Royalties granted under the Assignment Agreement. The transactions are expected to close by March 13, 2016. In the event the transactions do not close, the Option Termination Agreement will be null and void.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This Transition Report on Form 10-Q includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 17, 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. See Notes 10, 11 and 12 to the consolidated financial statements for additional completed and planned acquisitions.

The Company does not believe that its operating results for the period ending December 31, 2015 are indicative of its future operations. Current management of the Company acquired control of the Company in March 2015, with the goal of using the Company as a vehicle to acquire undervalued natural resource assets. The Company has raised approximately $7 million through the sale of shares of common stock in a private placement, and is currently evaluating a number of possible acquisitions of operating coal mines and non-operating coal assets. There are currently many coal assets for sale at attractive prices due to distress conditions in the coal industry. The distress conditions are mainly due to new environmental regulations, which have increased operating costs for coal operators, and have encouraged coal buyers to switch to less costly energy sources, such as natural gas. The resulting drop in demand from coal buyers has caused the price of coal to decline considerably, and caused bankruptcy filings by many of the major coal operators. Despite the current distress in the industry, industry experts still predict that coal will supply a significant percentage of the nation’s energy needs for the foreseeable future, and thus overall demand for coal will remain significant. Management believes there are a number of attractive acquisition candidates in the coal industry which can be operated profitably at current prices and under the current regulatory environment.

Results of Operations

Four Months Ended December 31, 2015 and November 30, 2014

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

In July 2015, the Company temporarily suspended coal operations at the surface coal mine owned by GS Energy when the coal purchaser filed Chapter 11 Bankruptcy. As a result the Company did not generate any revenues in the four months ended December 31, 2015. Operations are expected to recommence during the second or third quarter. The Company did not generate any revenues in the four months ended December 31, 2014.

Operating Expenses

Operating expenses during the four months ended December 31, 2015 and 2014 are summarized as follows.

	2015	2014

Depreciation and amortization	$144,916	$-
Asset impairment	533,821	-
Selling, general and administrative expense	718,728	79,394
	$1,397,465	$79,394

The Company had no operations in 2014. During 2015, operations consisted of Blue Grove’s operation of the surface coal mine owned by GS Energy, which were temporarily suspended when the coal purchaser filed for Chapter 11 bankruptcy.

During the 2015 period, the Company recorded $144,916 in amortization expense associated with the intangible assets acquired in the Blue Grove acquisition, which occurred in June of 2015.

On December 23, 2015, the Company amended its acquisition agreement with the original Members of Blue Grove and reduced the consideration from 350,000 shares of the Company’s common stock to 10,000 shares (Note 4). Accordingly, the Company recorded an asset impairment of $533,821.

During the four months ended December 31, 2015 and 2014, our selling, general and administrative expenses were $718,728 and $79,394, respectively. Set forth below is a breakdown of our selling, general and administrative expenses:

	2015	2014

Officer compensation	$541,666	$-
Consulting fees	14,000	60,560
Payroll taxes	38,088	-
Other professional services	47,963	5,174
Coal land and mineral rights property taxes	19,621	-
Accounting and auditing	21,912	13,290
Travel	14,156	-
Other	21,322	370
	$718,728	$79,394

Set forth be\low is a summary of material changes in our selling, general and administrative expenses:

●	Officer compensation amounted to $541,666 in the 2015 period and none in the 2014 period. During the 2015 period, the Company entered into initial employment agreements with its officers, which provided for bonuses in the form of common stock. Officer compensation expense in 2015 includes $350,000 associated with these bonuses. The remaining officer compensation expense of $191,666 represents non-bonus officer compensation that accrued during the period under the employment agreements.

●	Consulting fees amounted to $14,000 in the 2015 period as compared to $60,560 in the prior year period. The decrease is due to issuing two consulting agreements in the 2014 period which includes $41,000 which was paid with common stock.

●	Payroll taxes in the amount of $38,088 are recorded for the officer compensation in the 2015 period. There was no compensation in the 2014 period.

●	Other professional services in 2015 were $47,963 and represented legal fees of $40,228, engineering fees of $3,806, stock transfer agent fees of $2,264 and filing agent fees of $1,665. In comparison, our professional services were $5,174 in the same period in 2014. The increase was the result of increased acquisition activity in the period.

●	Property taxes in the 2015 period of $19,621 represent accruals of property taxes on the mineral rights acquired by the Company in March 2015. The Company did not own any mineral or property rights in the 2014 period.

●	Accounting and auditing amounted to $21,912 in the 2015 period and $13,290 in the 2014 period. The increase is primarily due to the Company’s growth and acquisition activity.

●	The Company incurred $14,156 in travel costs during the period, primarily associated with continuing acquisition activity.

●	Other selling, general and administrative costs amounted to $21,322 in the 2015 period and $370 in the 2014 period. The increase in such expenses in the 2015 period was attributable to increased obligations for rent, website, telephone and other office costs as compared to the 2014 period and is a result of the growth of the Company.

Other expense (income) for the four months ended December 31, 2015 and 2014 was $250,944 and $8,891, respectively, as follows.

	2015	2014

Loss on commodities trading	$-	$8,743
Loss on forfeiture of deposit	250,000	-
Interest and other (income)
Related party	(2,078)	-
Other	(1,061)	(103)
Interest expense
Related party	4,083	-
Other	-	334
	$250,944	$8,974

Loss on commodities trading amounted to a loss of $8,743 in 2014 with no activity in the 2015 period.

Loss on forfeiture of deposit of $250,000 occurred as a result of the Company’s decision not to close on the acquisition of a mine complex in Gaitling, Ohio.

Interest income amounted to $2,078 in accrued interest on a note receivable from a related party and $1,061 from cash deposits in the 2015 period and other income of $103 in the 2014 period.

Interest expense amounted to $4,083 for a related party in 2015 and $334 for other in 2014. The related party interest is on a note executed in March 2015 in the amount of $203,593, the proceeds of which were used to repay all existing liabilities of the Company at the time.

Our net loss for the four months ended December 31, 2015 and 2014 was $1,114,588 ($0.08 per share) and $88,368 ($0.01 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 14,816,507 shares, as compared to 8,316,217 shares during the 2014 period.

Liquidity, Capital Resources and Going Concern

Overview - The Company has not established sources of revenues sufficient to fund the development of its business, or pay projected operating expenses and commitments for the next year. The Company has accumulated a net loss of $6,658,911 through December 31, 2015, and incurred a loss of $1,648,409 for the four months then ended.

At December 31, 2015 and August 31, 2015, our current assets were $7,299,904 and $4,255,542, respectively, and our current liabilities were $786,607 and 567,572, respectively, which resulted in working capital of $6,513,297 and $3,687,970, respectively.

Total assets at December 31, 2015 and August 31, 2015 amounted to $14,465,745 and $12,350,120, respectively. The substantial increase in total assets and working capital was primarily the result of the increase in cash of $2,923,445, which was derived from the sale of $3,045,000 of common stock in a private offering in the four months ended December 31, 2015.

At December 31, 2015, our total liabilities of $786,607 increased $219,035 from $567,572 at August 31, 2015. The increase primarily consists of an increase in accounts payable and accrued expenses of $214,952, which is primarily the accrual of compensation and related payroll taxes.

At December 31, 2015, our stockholders’ equity was $13,679,139, as compared to $11,782,548 at August 31, 2015. The principal reason for the net increase of $1,896,591 was the sale of common stock for cash in the amount of $3,045,000, the issuance of common stock for bonuses and compensation in the net amount of $375,000, less a net loss for the period of $1,648,409.

The following table summarizes the major sources and uses of cash for the four months ended December 31, 2015 and 2014.

	2015	2014

Net cash used in operations	$(111,555)	$(20,282)
Net cash provided by (used in) investing activities	(10,000)	9,153
Net cash provided by financing activities	3,045,000	10,950
Net increase (decrease) in unrestricted cash and cash equivalents	$2,923,445	$(179)

Material Commitments and Contingencies

As of December 31, 2015, the Company had the following material commitments and contingencies.

Planned acquisitions – See Note 10, 11 and 12 to the consolidated financial statements.

Notes payable to E-Starts Money Co – See Note 7 to the consolidated financial statements.

Cash requirements and capital expenditures – As noted in Note 10, 11 and 12 to the consolidated financial statements, the Company has several planned acquisitions which will require both the issuance of common stock of the Company and cash. The acquisitions will also require cash for working capital and capital improvements, among other things. The Company has paid a material part of the compensation due to its officers in shares of common stock, which has enabled it to conserve cash for other operating expenses and acquisitions. The Company has completed its first private placement of common stock to fund operating expenses and acquisitions, and initiated a new private placement on February 1, 2016; however, there can be no assurance that the Company will be successful, or that any capital can be raised on terms that are not dilutive to existing common stockholders.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the four months ended December 31, 2015, and have minimal revenues at this time. These factors create an uncertainty about our ability to continue as a going concern. We are currently trying to raise capital through private offerings of common stock and convertible notes. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Financial Statements. During the period ending December 31, 2015, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual mining operations, we will be required to make estimates and assumptions typical of other companies in the mining business. For example, we will be required to make critical accounting estimates related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective.

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

During the four months ended December 31, 2015, the board of directors of the Company approved the issuance of 1,218,000 shares of its common stock to unrelated individuals for cash in the amount of $3,045,000.

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

Date: March 4, 2016	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO, Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
CFO, Principal Financial Officer

