Form 10-Q
period 2016-03-31
Royal Energy Resources, Inc.
filed 2016-05-16
CIK 1102392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,701,921 shares of common stock issued and outstanding as of May 13, 2016.

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2016	December 31, 2015

Assets
CURRENT ASSETS
Cash and cash equivalents	$1,477	$7,104
Accounts receivable	15,940	31
Inventories	6,848	-
Notes receivable and accrued interest - related party	57	55
Advance royalties, current portion	472	-
Prepaid expenses and other assets	4,519	110
Total current assets	29,313	7,300
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	105,978	7,066
Less accumulated depreciation, depletion and amortization	(247)	-
Net property, plant and equipment	105,731	7,066
Advance royalties, net of current portion	8,374	-
Investment in unconsolidated affiliates	7,499	-
Goodwill	2,363	-
Intangible assets	580	100
Other non-current assets	26,316	-
TOTAL ASSETS	$180,176	$14,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,246	$123
Accrued expenses and other	11,469	221
Notes payable - Related party	404	404
Current portion of long-term debt	43,883	-
Current portion of asset retirement obligations	1,092	-
Related party advances and accrued interest payable	42	39
Total current liabilities	67,136	787
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	2,536	-
Asset retirement obligations, net of current portion	27,108	-
Other non-current liabilities	44,098	-
Total non-current liabilities	73,742	-
Total liabilities	140,878	787
COMMITMENTS AND CONTINGENCIES (NOTE 17)
STOCKHOLDERS’ EQUITY
Preferred stock: $0.00001 par value; authorized 10,000,000 shares; 51,000 issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock: $0.00001 par value; authorized 500,000,000 shares; 16,639,421 shares and 14,823,827 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	42,183	20,337
Minority interest	3,616	-
Accumulated deficit	(6,502)	(6,659)
Total stockholders’ equity	39,298	13,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,176	$14,466

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2016 and 2015

(in thousands)

	Three Months Ended
	March 31,
	2016	2015

REVENUES:
Coal sales	$6,578	$-
Freight and handling revenues	101	-
Other revenues	579	-
Total revenues	7,258	-
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	3,994	-
Freight and handling costs	87	-
Depreciation, depletion and amortization	264	-
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization shown separately above)	2,289	18
Total costs and expenses	6,634	18
INCOME (LOSS) FROM OPERATIONS	624	(18)
INTEREST AND OTHER EXPENSE/(INCOME:)
Loss on comodities trading	-	2
Interest income
Other	(5)	-
Related party	(2)	-
Interest expense
Other	340	-
Related party	3	1
Equity in net loss/(income) of unconsolidated affiliates, net	39	-
Total other expense (income)	375	3
NET INCOME (LOSS) BEFORE INCOME TAXES	249	(21)
INCOME TAXES	-	-
NET INCOME (LOSS)	249	(21)
Less net income attributable to non-controlling interest	92	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$157	$(21)

Net income (loss) per share, basic and diluted	$0.01	$(0.00)

Weighted average shares outstanding, basic and diluted	15,032,147	8,725,720

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(in thousands)

	Three months ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$249	$(21)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	264	-
(Gain) on sale/disposal of assets, net	-	2
Equity-based compensation	283	-
Equity in loss of unconsolidated affiliates	39	-
Accrued interest income - related party	(2)	-
Accrued interest expense - related party	3	-
Change in assets and liablities:
Accounts receivable	(3,478)	-
Inventories	(1,407)	-
Prepaid expenses and other assets	(20)	(6)
Accounts payable	1,693	(98)
Accrued expenses and other liabilities	80	-
Net cash used in operations	(2,296)	(123)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	(6,500)	-
Investment in Blaze Mining royalty	(200)	-
Cash acquired in acquisitions	969	-
Marketable securities	-	9
Net cash provided by (used in) investing activities	(5,731)	9
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	2,100	-
Proceeds of related party loans	-	203
Proceeds from issuance of common stock	300	50
Repayment of notes payable and long-term debt	-	(83)
Repayment of amounts due to former principal shareholder	-	(19)
Net cash provided by financing activities	2,400	151

Net increase (decrease) in cash and cash equivalents	(5,627)	37
Cash, beginning of period	7,104	-
Cash, end of period	$1,477	$37

Supplemental cash flow information
Non-cash investing and financing activities
Common stock issued as part of acquisition of coal royalty interests	$21,263	$-

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1 BASIS OF PRESENTATION, ORGANIZATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company”) and its wholly owned subsidiaries Rhino GP LLC (“Rhino GP”), Blaze Minerals, LLC (“Blaze”), a West Virginia limited liability company and Blue Grove Coal, LLC (“Blue Grove”), a West Virginia limited liability company and its majority owned subsidiary Rhino Resource Partners, LP (“Rhino”)(the “Partnership”)(OTCQB:RHNO), a Delaware limited partnership. Rhino GP is the general partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

On January 21, 2016, the board of directors of the Company elected to change the Company’s fiscal year end to December 31, from August 31. Accordingly, the Company filed a transition report on Form 10-Q containing unaudited financial statements for the period from September 1, 2015 to December 31, 2015, together with comparative statements for the period from September 1, 2014 to December 31, 2014, in accordance with Rule 13a-10(c).

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of March 31, 2016, condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2015 was derived from unaudited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2015 filed with the SEC on November 30, 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Blaze is the owner of 40,976 net acres of coal and coal bed methane mineral interests in 22 counties across West Virginia. Blue Grove is a licensed mine operator based in McDowell County, West Virginia and is currently under contract to operate a mine owned by GS Energy, LLC.

Rhino Resource Partners LP is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Predecessor” or the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Illinois, Kentucky, Ohio, West Virginia, and Utah. The majority of sales are made to domestic utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Operating Company manages and leases coal properties and collects royalties from such management and leasing activities.

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal Energy Resources, Inc. (“Royal”) and Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) whereby Royal acquired 6,769,112 issued and outstanding common units of the Partnership previously owned by Wexford for $3.5 million. The Definitive Agreement also included a commitment by Royal to acquire within sixty days from the date of the Definitive Agreement of all of the issued and outstanding membership interests of Rhino GP, the general partner of the Partnership, as well as 9,455,252 issued and outstanding subordinated units of the Partnership owned by Wexford for $1.0 million.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP, as well as 9,455,252 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction.

On March 21, 2016, Royal and Rhino entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 60,000,000 common units in the Partnership to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid Rhino $2.0 million in cash and delivered a promissory note payable to Rhino in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of the General Partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, the Partnership has the option to rescind Royal’s purchase of 13,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If the Partnership fails to exercise a Rescission Right, in each case, the Partnership has the option to repurchase 13,333,333 common units at $0.30 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that the Operating Company has entered into an agreement to extend the Amended and Restated Credit Agreement, as amended (the “Credit Facility”), to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance cancelled divided by $0.15

Debt Classification and Going Concern

Debt Classification—The Company evaluated the Partnership’s Credit Facility at March 31, 2016 to determine whether this debt liability should be classified as a long-term or short-term liability on the Partnership’s unaudited condensed consolidated statements of financial position. In April 2015, the Partnership entered into a third amendment to its Credit Facility (see Note 10 for further details of the third amendment). The third amendment extended the expiration date of the Credit Facility to July 2017. The extension was contingent upon (i) the Partnership’s leverage ratio being less than or equal to 2.75 to 1.0 and (ii) the Partnership having liquidity greater than or equal to $15 million, in each case for either the quarter ended December 31, 2015 or March 31, 2016. If both of these conditions were not satisfied for one of such quarters, the expiration date of the Credit Facility would revert to July 2016. As of December 31, 2015, the conditions for the extension of the credit facility were not met as the Partnership’s leverage ratio was 3.2 to 1.0 and liquidity was approximately $1.1 million. In March 2016, the Partnership amended its Credit Facility where the expiration date was set to July 29, 2016. Because the Partnership’s Credit Facility had an expiration date of July 29, 2016, prior to the entry into the fifth amendment on May 13, 2016 (as described in Note 9), the Partnership determined that its Credit Facility debt liability of $43.6 million at March 31, 2016 should be classified as a current liability on its unaudited condensed consolidated statements of financial position, which results in a working capital deficiency of $37.8 million. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these unaudited condensed consolidated statements.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

The Company acquired majority control of Rhino effective March 17, 2016. Rhino makes up a significant percentage of the Company at March 31, 2016. The following accounting policies primarily related to Rhino and are so worded.

Company Environment and Risk Factors. The Company, in the course of its business activities, is exposed to a number of risks including: fluctuating market conditions of coal, truck and rail transportation, fuel costs, changing government regulations, unexpected maintenance and equipment failure, employee benefits cost control, changes in estimates of proven and probable coal reserves, as well as the ability of the Company to maintain adequate financing, necessary mining permits and control of sufficient recoverable coal properties. In addition, adverse weather and geological conditions may increase mining costs, sometimes substantially.

Trade Receivables and Concentrations of Credit Risk. See Note 18 for discussion of major customers. The Company does not require collateral or other security on accounts receivable. The credit risk is controlled through credit approvals and monitoring procedures.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories. Inventories are stated at the lower of cost, based on a three month rolling average, or market. Inventories primarily consist of coal contained in stockpiles.

Advance Royalties. The Company is required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments may be recoupable once mining begins on the leased property. The Company capitalizes the recoupable minimum royalty payments and amortizes the deferred costs once mining activities begin on the units-of-production method or expenses the deferred costs when the Company has ceased mining or has made a decision not to mine on such property.

Property, Plant and Equipment. Property, plant, and equipment, including coal properties, oil and natural gas properties, mine development costs and construction costs, are recorded at cost, which includes construction overhead and interest, where applicable. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Mining and other equipment and related facilities are depreciated using the straight-line method based upon the shorter of estimated useful lives of the assets or the estimated life of each mine. Coal properties are depleted using the units-of-production method, based on estimated proven and probable reserves. Mine development costs are amortized using the units-of-production method, based on estimated proven and probable reserves. The Company assumes zero salvage values for its property, plant and equipment when depreciation and amortization are calculated. Gains or losses arising from sales or retirements are included in current operations.

Stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. The Company defines a surface mine as a location where the Company utilizes operating assets necessary to extract coal, with the geographic boundary determined by property control, permit boundaries, and/or economic threshold limits. Multiple pits that share common infrastructure and processing equipment may be located within a single surface mine boundary, which can cover separate coal seams that typically are recovered incrementally as the overburden depth increases. In accordance with the accounting guidance for extractive mining activities, the Company defines a mine in production as one from which saleable minerals have begun to be extracted (produced) from an ore body, regardless of the level of production; however, the production phase does not commence with the removal of de minimis saleable mineral material that occurs in conjunction with the removal of overburden or waste material for the purpose of obtaining access to an ore body. The Company capitalizes only the development cost of the first pit at a mine site that may include multiple pits.

Asset Impairments for Coal Properties, Mine Development Costs and Other Coal Mining Equipment and Related Facilities. The Company follows the accounting guidance in Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, on the impairment or disposal of property, plant and equipment for its coal mining assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, the Company must determine the fair value for the coal mining assets in question in accordance with the applicable fair value accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the coal mining assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations or changes in coal reserve estimates. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that coal asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized.

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are included in prepaid expenses and other current assets as of March 31, 2106 since the Company classified its credit facility balance as a current liability (see Note 1). See Notes 4 and 10 for further information on the amendment Credit Facility.

Asset Retirement Obligations. The accounting guidance for asset retirement obligations addresses asset retirement obligations that result from the acquisition, construction or normal operation of long-lived assets. This guidance requires companies to recognize asset retirement obligations at fair value when the liability is incurred or acquired. Upon initial recognition of a liability, an amount equal to the liability is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company has recorded the asset retirement costs for its mining operations in coal properties.

The Company estimates its future cost requirements for reclamation of land where it has conducted surface and underground mining operations, based on its interpretation of the technical standards of regulations enacted by the U.S. Office of Surface Mining, as well as state regulations. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at underground mines. Other reclamation costs are related to refuse and slurry ponds, as well as holding and related termination/exit costs.

The Company expenses contemporaneous reclamation which is performed prior to final mine closure. The establishment of the end of mine reclamation and closure liability is based upon permit requirements and requires significant estimates and assumptions, principally associated with regulatory requirements, costs and recoverable coal reserves. Annually, the Company reviews its end of mine reclamation and closure liability and makes necessary adjustments, including mine plan and permit changes and revisions to cost and production levels to optimize mining and reclamation efficiency. When a mine life is shortened due to a change in the mine plan, mine closing obligations are accelerated, the related accrual is increased and the related asset is reviewed for impairment, accordingly.

Workers’ Compensation Benefits. Certain of the Company’s subsidiaries are liable under federal and state laws to pay workers’ compensation and coal workers’ pneumoconiosis (“black lung”) benefits to eligible employees, former employees and their dependents. The Company currently utilizes an insurance program and state workers’ compensation fund participation to secure its on-going obligations depending on the location of the operation. Premium expense for workers’ compensation benefits is recognized in the period in which the related insurance coverage is provided.

The Company’s black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The actuarial calculations using the service cost method for the Company’s black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates.

In addition, the Company’s liability for traumatic workers’ compensation injury claims is the estimated present value of current workers’ compensation benefits, based on actuarial estimates. The actuarial estimates for the Company’s workers’ compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates.

Revenue Recognition. Most of the Company’s revenues are generated under long-term coal sales contracts with electric utilities, industrial companies or other coal-related organizations, primarily in the eastern United States. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

Coal sales revenues also result from the sale of brokered coal produced by others. The revenues related to brokered coal sales are included in coal sales revenues on a gross basis and the corresponding cost of the coal from the supplier is recorded in cost of coal sales in accordance with the revenue recognition accounting guidance on principal agent considerations.

Freight and handling costs paid directly to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively.

Other revenues generally consist of coal royalty revenues, limestone sales, coal handling and processing, oil and natural gas royalty revenues, rebates and rental income. Coal royalty revenues are recognized on the basis of tons of coal sold by the Company’s lessees and the corresponding gross revenues from those sales. The leases are based on (1) minimum monthly or annual payments, (2) a minimum dollar royalty per ton and/or a percentage of the gross sales price, or (3) a combination of both. Coal royalty revenues are recorded from royalty reports submitted by the lessee, which are reconciled and subject to audit by the Company. Most of the Company’s lessees are required to make minimum monthly or annual royalty payments that are recoupable over certain time periods, generally two years. If tonnage royalty revenues do not meet the required minimum amount, the difference is paid as a deficiency. These deficiency payments received are recognized as an unearned revenue liability because they are generally recoupable over certain time periods. When a lessee recoups a deficiency payment through production, the recouped amount is deducted from the unearned revenue liability and added to revenue attributable to the coal royalty revenue in the current period. If a lessee does not recoup a deficiency paid during the allocated time period, the recoupment right lost becomes revenue in the current period and is deducted from the liability.

With respect to other revenues recognized in situations unrelated to the shipment of coal or coal royalties, the Company carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

Equity-Based Compensation. The Company applies the provisions of ASC Topic 718 to account for any unit awards granted to employees or directors. This guidance requires that all share-based payments to employees or directors, including grants of stock options, be recognized in the financial statements based on their fair value. The Rhino GP, the General Partner has currently granted restricted units and phantom units to directors and certain employees of the General Partner and Partnership that contain only a service condition. The fair value of each restricted unit and phantom unit award was calculated using the closing price of the Partnership’s common units on the date of grant.

The Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash or a combination of cash and common units. This policy has resulted in all employee awards being classified as liabilities and, thus, the employee awards are required to be marked-to-market each reporting period until they are vested. Restricted unit awards granted to directors of the General Partner are considered nonemployee equity-based awards since the directors are not elected by unitholders. Thus, these director awards are also required to be marked-to-market each reporting period until they are vested. Expense related to unit awards is recorded in the selling, general and administrative line of the Company’s consolidated statements of operations and comprehensive income.

Derivative Financial Instruments. On occasion, the Company has used diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The Company’s diesel fuel contracts have met the requirements for the normal purchase normal sale (“NPNS”) exception prescribed by the accounting guidance on derivatives and hedging, based on management’s intent and ability to take physical delivery of the diesel fuel. The Company did not have any diesel fuel contracts as of March 31, 2016.

Loss Contingencies. In accordance with the guidance on accounting for contingencies, the Company records loss contingencies at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss is the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range is recorded. The Company discloses information concerning loss contingencies for which an unfavorable outcome is probable.

Management’s Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Earnings (loss) per common share. The Company is required to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive shares outstanding. At March 31, 2016 and March 31, 2015, there were no potentially dilutive common stock equivalents. Accordingly, basic and dilutive earnings (loss) per share are the same for each of the periods presented.

Investments in Unconsolidated Affiliates. Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, the Company’s ability to exercise significant influence over the operating and financial policies of the investee and whether the Company is determined to be the primary beneficiary of a variable interest entity. Equity investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. Any losses from the Company’s equity method investment are absorbed by the Company based upon its proportionate ownership percentage. If losses are incurred that exceed the Company’s investment in the equity method entity, then the Company must continue to record its proportionate share of losses in excess of its investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. The Partnership accounted for the investment in the joint venture and results of operations under the equity method. In November 2014, the Partnership contributed its interest in Muskie to Mammoth Energy Partners LP (“Mammoth”), which is discussed below.

In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in Muskie did not result in any gain or loss. As of March 31, 2016, the Company has recorded its investment in Mammoth of $1.9 million as a long-term asset, which the Company has accounted for as a cost method investment based upon its ownership percentage. The Company has included its investment in Mammoth and its prior investment in Muskie in its other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Company accounts for the investment in the joint venture and results of operations under the equity method. The Company recorded its proportionate share of the operating (loss)/income for Sturgeon for the three months ended March 31, 2016 of approximately ($0.02) million. The Company has included the operating activities of Sturgeon in its other category for segment reporting purposes.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company is currently evaluating the requirements of this new accounting guidance.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items”. ASC 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 eliminates the concept of extraordinary items. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of ASU 2015-01 on January 1, 2016 did not have a material impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation”. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments of ASU 2015-02: a) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, b) eliminate the presumption that a general partner should consolidate a limited partnership, c) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and d) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 on January 1, 2016 did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)-Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs have been presented in the balance sheet as a deferred charge, or asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2105-03 is permitted for financial statements that have not been previously issued. In addition, ASU 2015-03 requires entities to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 on January 1, 2016 did not have a material impact on the Company’s financial statements.

3 ACQUISITIONS

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

(thousands)
Mineral rights	$7,066
Liabilities assumed	57
Common stock issued	$7,009

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

The assets acquired as part of the acquisition were recognized at their fair values at the acquisition date as follows:

(thousands)
Cash	$5
Intangible assets	870
Common stock issued	$875

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

The adjustment to the purchase price was not considered a measurement period adjustment, since this was not facts and circumstances that existed at the measurement date of June 10, 2015. In order to properly reflect the fair value of the adjusted consideration transferred and previously recorded as an intangible asset (which is being amortized over the life of the operator agreement) the company has recorded an impairment of $533,821 during the four months ended December 31, 2015.

Acquisition of Rhino GP, LLC and Rhino Resource Partners, LLC

On January 21, 2016 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Wexford Capital, LP, and certain of its affiliates (collectively, “Wexford”), under which the Company agreed to purchase, and Wexford agreed to sell, a controlling interest in Rhino Resource Partners, LP (“Rhino”) in two separate transactions. Pursuant to the Purchase Agreement, the Company purchased 6,769,112 Common Units of Rhino from three holders for total consideration of $3,500,000. The Common Units purchased by the Company represented approximately 40.0% of the issued and outstanding Common Units of Rhino and 23.1% of the total outstanding Common Units and Subordinated Units. The Subordinated Units are convertible into Common Units on a one for one basis upon the occurrence of certain conditions.

At a second closing held on March 17, 2016, the Company purchased all of the membership interest of Rhino GP, and 9,455,252 Subordinated Units of Rhino from two holders thereof, for aggregate consideration of $1,000,000. The Subordinated Units purchased by the Company represented approximately 76.5% of the issued and outstanding Subordinated Units of Rhino, and when combined with the Common Units already owned by the Company, resulted in the Company owning approximately 55.4% of the outstanding Units of Rhino. Rhino GP, LLC is the general partner of Rhino, and in that capacity controls Rhino.

On March 21, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with Rhino, under which the Company purchased 60,000,000 newly issued Common Units of Rhino for $0.15 per Common Unit, for a total investment in Rhino of $9,000,000. Closing under the SPA occurred on March 22, 2016. The Company paid the purchase by making a cash payment of $2,000,000 and by issuing a promissory note in the amount of $7,000,000 to Rhino, which is payable without interest on the following schedule: $3,000,000 on or before July 31, 2016; $2,000,000 on or before September 30, 2016; and $2,000,000 on or before December 31, 2016.

Rhino has the right to rescind the note installments due on September 30, 2016 and December 31, 2016 before such installments are paid in the event the disinterested members of Rhino’s board conclude that Rhino does not need the capital that would be provided by the installments. If Rhino elects to rescind either or both installments, the Company will be obligated to return for cancellation 13,333,333 Common Units for each installment. In the event Rhino fails to exercise its rescission rights as to the installments due on September 30, 2016 and December 31, 2016, Rhino will have an option to repurchase the Common Units represented by those installments at a price of $0.30 per Common Unit, which option may only be exercised in full and in cash as to each installment on or before December 31, 2017.

The Company has the right to cancel any installment and return the Common Units represented by the installment to Rhino for cancellation in the event certain conditions are not true as of the time any installment of the note is due. Such conditions are that all representations and warranties in the SPA remain true and correct, Rhino has entered into an agreement to extend its Credit Facility to December 31, 2017, and that Rhino is not then in default under the Credit Facility.

The note is secured by a first lien on 46,666,667 of the Common Units issued under the SPA. The installment due on July 31, 2016 is with full recourse to the Company. The installments due on September 30, 2016 and December 31, 2016 are nonrecourse to the Company, and Rhino’s only recourse is to cancel the Common Units.

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

Rhino is a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. Rhino produces, processes and sells high quality coal of various steam and metallurgical grades. Rhino markets its steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for its metallurgical coal are primarily steel and coke producers who use its coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, Rhino manages and leases coal properties and collects royalties from those management and leasing activities. Rhino’s business includes investments in oilfield services for independent oil and natural gas producers and land-based drilling contractors in North America. The investments provide completion and production services including pressure pumping, pressure control, flowback , and equipment rental services, as well as produces and sells natural sand for hydraulic fracturing.

Rhino has a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, Rhino controlled an estimated 480.0 million tons of proven and probable coal reserves, consisting of an estimated 425.1 million tons of steam coal and an estimated 54.9 million tons of metallurgical coal. In addition, as of December 31, 2015, Rhino controlled an estimated 290.0 million tons of non-reserve coal deposits.

At March 31, 2016, the Company’s investment in Rhino consists of $6,500,000 in cash and $7,000,000 in notes payable. The acquisition was completed in three steps as described above. The Company will engage an appraiser to value the assets acquired and the liabilities assumed that have not already been valued, at which time the value will be assigned to the specific assets and liabilities. The appraisal will be completed within the one year measurement period.

Rhino is a public partnership and as such maintains a reporting obligation to the SEC. The following table summarizes the assets and liabilities reported by Rhino, acquired by the Company on March 17, 2016 and included in the Company’s consolidated financial statements at March 31, 2016. The coal properties and the related asset retirement obligation have been determined by an appraiser. Other assets and liabilities will be adjusted when the related appraisal is completed.

March 17, 2016
(thousands)
Assets:
Current Assets	$30,390
Property, plant and equipment	77,800
Other non-current assets	42,686
Total identifiable assets	150,876
Liabilities:
Current liabilities	62,473
Non-current liabilities:
Long-term debt, net of current portion	2,536
Asset retirement obligations, net of current portion	27,108
Other non-current liabilities	44,098
Total non-current liabilities	73,742
Total liabilities	136,215
Net identifiable assets	14,661
Goodwill	2,363
17,024
Less minority interest	3,524
Total consideration paid	$13,500

Operating results for Rhino for the three months ended March 31, 2016 and 2015 are as follows. No adjustment has been made for the lower depreciable and depletable asset basis which resulted when the Company acquired Rhino.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues	$40,429	$56,184

Comprehensive (loss)	$(6,018)	$(3,885)

Blaze Mining Company, LLC Option Termination and Royalty Agreement

On May 29, 2015, the Company entered into an Option Agreement with Blaze Energy Corp. (“Blaze”) to acquire all of the membership units of Blaze Mining Company, LLC (“Blaze Mining”), which is a wholly-owned subsidiary of Blaze. Under the Option Agreement, as amended, the Company had the right to complete the purchase through March 31, 2016 by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controlled operations for and had the right to acquire 100% ownership of Alpheus coal Impoundment reclamation site in McDowell County, West Virginia under a contract with Gary Partners, LLC, which owned the property. On February 22, 2016, the Company facilitated a series of transactions wherein: (i) Blaze Mining and Blaze entered into an Asset Purchase Agreement to acquire substantially all of the assets of Gary Partners, LLC; (ii) Blaze Mining entered into an Assignment Agreement to assign its rights under the Asset Purchase Agreement to a third party; and (iii) the Company and Blaze entered into an Option Termination Agreement, as amended, whereby the following royalties granted to Blaze Mining under the Assignment Agreement were assigned to the Company: a $1.25 per ton royalty on raw coal or coal refuse mined or removed from the property, and a $1.75 per ton royalty on processed or refined coal or coal refuse mined or removed from the property (the “Royalties”). Pursuant to the Option Termination Agreement, the parties thereby agreed to terminate the Option Agreement by the issuance of 1,750,000 shares of the Company’s common stock to Blaze in consideration for the payment by Blaze of $350,000 to Royal and the assignment by Blaze of the Royalties to the Company. The transactions closed on March 22, 2016.

Pursuant to an Advisory Agreement with East Coast Management Group, LLC (“ECMG”), the Company agreed to compensate ECMG $200,000 in cash; $0.175 of the $1.25 royalty on raw coal or coal refuse; and $0.25 of the $1.75 royalty on processed or refined coal for its services in facilitating the Option Termination Agreement.

The Company will engage an appraiser to value the assets acquired, at which time the value will be assigned to the specific assets. The appraisal will be completed within the one year measurement period. The transaction has been valued based on the trading price of the Company’s common stock on March 22, 2016 as follows.

(thousands)
Royalty interests	$21,113
Cash received	350
Cash paid	(200)
$21,263

4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Other prepaid expenses	$623	110
Debt issuance costs, net	1,954	—
Prepaid insurance	783	—
Prepaid leases	65	—
Supply inventory	930	—
Deposits	164	—
Total Prepaid expenses and other	$4,519	$110

Debt issuance costs are included in prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015 since the Company classified the Partnership’s Credit Facility balance as a current liability (see Note 1). Debt issuance costs were $12.0 million as of March 31, 2016. Accumulated amortization of debt issuance costs were $10.0 million as of March 31, 2016.

In April 2015, the Partnership entered into a third amendment of its Credit Facility that reduced the borrowing commitment to $100 million. As part of executing the third amendment to the amended and restated senior secured credit facility, the Partnership paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded as an addition to debt issuance costs. The Partnership wrote-off approximately $0.2 million of its remaining unamortized debt issuance costs since the third amendment reduced the borrowing commitment under the Credit Facility.

In March 2016, the Partnership entered into a fourth amendment of theCredit Facility that reduced the borrowing commitment to $80 million. As part of executing the fourth amendment to the Credit Facility, the Operating Company paid a fee of approximately $0.4 million to the lenders in March 2016, which was recorded as an addition to debt issuance costs. The Company wrote-off approximately $0.2 million of its remaining unamortized debt issuance costs since the fourth amendment reduced the borrowing commitment under the Credit Facility. See Note 10 for further information on the amendments to the Credit Facility.

5 PROPERTY

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2016 and December 31, 2015 are summarized by major classification as follows:

	Useful Lives	March 31, 2016	December 31, 2015
		(in thousands)
Coal properties	1-15 Years	105,978	7,066
Total		105,978	7,066
Less accumulated depreciation, depletion and amortization		(247)	—
		$105,731	$7,066

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Depletion expense for coal properties and oil and natural gas properties	247	—
Amortization expense for intangible assets	17	—
Total depreciation, depletion and amortization	$264	$—

Taylorville Land Sale - On December 30, 2015, the Partnership completed the sale of its land surface rights for the Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows the Partnership to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as the Partnership has the option to repurchase the rights to the land within seven years from the date of the sale agreement. In accordance with ASC 360-20-40-38, Real Estate Sales - Derecognition, since the Partnership has the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale. The Taylorville property is recorded in the unaudited condensed consolidated statements of financial position within the net property, plant and equipment caption and the related liability is recorded in the unaudited condensed consolidated statements of financial position within the other noncurrent liability caption.

Blaze Mining Company, LLC Option Termination and Royalty Agreement - The Company completed the acquisition of royalty interests valued at $21,112,500 on March 22, 2016. See Note 3.

6 GOODWILL AND INTANGIBLE ASSETS

ASC Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Goodwill in the amount of $2,363,000 arose from the Company’s purchase of Rhino and may be adjusted or re-allocated upon completion of a final appraisal of the remaining assets and liabilities of Rhino.

Intangible assets as of March 31, 2016 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Trade Name	$140	$—	$140
Customer List	357	—	357
Contracts	101	18	83
	$598	$18	$580

Intangible assets as of December 31, 2015 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Contracts	$101	$1	$100
	$101	$1	$100

The Company considers the trade name and customer list intangible assets to have a useful life of twenty years and are amortized over their useful life on a straight line basis. The contract intangible asset has a useful life of two years and is amortized over the useful life on a straight-line basis.

Amortization expense for the three months ended March 31, 2016 and 2015 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at March 31, 2016:

	Trade	Customer
	Name	List	Contracts	Total
	(in thousands)
2016 (from April 1 to December 31)	$7	$18	$50	$75
2017	9	23	50	82
2018	9	23	—	32
2019	9	23	—	32
2020	9	23	—	32
	$43	$110	$100	$253

7 OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Deposits and other	$127	$—
Non-current receivable	23,908	—
Note receivable	2,034	—
Deferred expenses	247	—
Total other non-current assets	$26,316	$—

The non-current receivable balance of $23.9 million as of March 31, 2016 consisted of the amount due from the Company’s workers’ compensation insurance providers for potential claims that are the primary responsibility of the Company, but are covered under the Company’s insurance policies. The $23.9 million is also included in the Company’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Company’s unaudited condensed consolidated statements of financial position. The Company presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Company’s results of operations or cash flows.

8 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Payroll, bonus and vacation expense	$1,041	$167
Non income taxes	2,716	49
Royalty expenses	1,371	—
Accrued interest	625	—
Health claims	868	—
Workers’ compensation & pneumoconiosis	1,150	—
Deferred revenues	2,262	—
Accrued insured litigation claims	276	—
Other	1,160	5
Total depreciation, depletion and amortization	$11,469	$221

The $0.3 million accrued for insured litigation claims as of March 31, 2016, consists of probable and estimable litigation claims that are the primary obligation of the Company. The amount accrued for litigation claims is also due from the Company’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Company’s unaudited condensed consolidated statements of financial position. The Company presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Company’s results of operations or cash flows.

9 NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Total related party notes payable	$404	$404

The related party notes payable have accrued interest of $13,169 at March 31, 2016 and $10,123 at December 31, 2015. The Company expensed $3,046 in interest from the related party loan in the three months ended March 31, 2016.

10 DEBT

Debt as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015

Senior secured credit facility with PNC Bank, N.A.	$43,600	$-
Other notes payable	2,819	-
Total	46,419	-
Less current portion (1)	(43,883)	-
Long-term debt	2,536	-

(1) See Note 1 for discussion on current liability classification as of March 31, 2016.

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed a senior secured credit facility (the “Credit Facility”) with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the Credit Facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April 2015 and March 2016, the Credit Facility was amended and the borrowing commitment under the Credit Facility was reduced to $80 million, with the amount available for letters of credit reduced to $30 million. Borrowings under the Credit Facility bear interest, which per the March 2016 amendment described further below, is based upon the current PRIME rate plus an applicable margin of 3.50%. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability. Borrowings on the Credit Facility are collateralized by all of the unsecured assets of the Partnership. The Credit Facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens and selling or assigning stock. The Partnership was in compliance with all covenants contained in the Credit Facility as of and for the twelve-month period ended March 31, 2016. Per the March 2016 amendment described further below, the Credit Facility was set to expire on July 29, 2016.

In April 2015, the Partnership entered into a third amendment of its Credit Facility. The third amendment reduced the borrowing commitment under the Credit Facility to a maximum of $100 million and reduced the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by the Partnership consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitment under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce the commitment under the facility on a dollar-for-dollar basis. The third amendment limits the Partnership’s quarterly distributions to a maximum of $0.035 per unit unless (i) the pro forma leverage ratio of the Partnership, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the Credit Facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removed the interest coverage ratio covenant and replaced it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ended September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by the Partnership, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and the borrowers’ available liquidity is at least $20 million. The third amendment does not permit the Partnership to issue any new equity of the Partnership unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under the Partnership’s long-term incentive plan are excluded from this requirement. The third amendment limits the amount of the Partnership’s capital expenditures to $20.0 million for fiscal year 2015 and limited capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, the Partnership may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million. As part of executing the third amendment to the Credit Facility, the Operating Company paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded in debt issuance costs in other non-current assets on the Partnership’s unaudited condensed consolidated statements of financial position. In addition, the Partnership recorded a non-cash charge of approximately $0.2 million to write-off a portion of its unamortized debt issuance costs since the third amendment reduced the borrowing commitment under the Credit Facility, which was recorded in interest expense on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

In March 2016, the Partnership entered into a fourth amendment (the “Fourth Amendment”) of its Credit Facility. The Fourth Amendment amended the definition of change of control in the Credit Facility to permit Royal to purchase the membership interests of the General Partner and set the expiration of the facility to July 29, 2016. The Fourth Amendment reduced the borrowing capacity under the Credit Facility to a maximum of $80 million and reduced the amount available for letters of credit to $30 million. The Fourth Amendment eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and established the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminated the capability to make Swing Loans under the facility and eliminated the ability of the Partnership to pay distributions to its common or subordinated unitholders. The Fourth Amendment altered the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by the Partnership after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by the Partnership on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by the Partnership. The Fourth Amendment requires the Partnership to maintain minimum liquidity of $5 million and minimum EBITDA (as defined in the Credit Facility), calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of the Partnership’s capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve-month basis. The Fourth Amendment requires the Partnership to provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the administrative agent.

At March 31, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $40.0 million at a variable interest rate of LIBOR plus 4.50% (4.94% at March 31, 2016) and an additional $3.6 million at a variable interest rate of PRIME plus 3.50% (7.00% at March 31, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 4.50% at March 31, 2016. Based upon a maximum borrowing capacity of 6.75 times a trailing twelve-month EBITDA calculation (as defined in the Credit Facility), the Operating Company had available borrowing capacity of approximately $4.6 million at March 31, 2016.

On May 13, 2016, the Partnership entered into a fifth amendment (the “Fifth Amendment”) of its Credit Facility that extends the term of the Credit Facility to July 31, 2017. Per the Fifth Amendment, the Credit Facility will be automatically extended to December 31, 2017 if revolving credit commitments are reduced to $55 million or less on or before July 31, 2017. The Fifth Amendment immediately reduces the revolving credit commitments under the Credit Facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. The Fifth Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis in amounts equal to each of the following: (i) the face amount of any letter of credit that expires or whose face amount is reduced by any such dollar amount, (ii) the net proceeds received from any asset sales, (iii) the Royal scheduled capital contributions (as outlined below), (iv) the net proceeds from the issuance of any equity by the Partnership up to $20.0 million (other than equity issued in exchange for any Royal contribution as outlined in the Securities Purchase Agreement or the Royal scheduled capital contributions to the Partnership as outlined below), and (v) the proceeds from the incurrence of any subordinated debt. The first $11 million of proceeds received from any equity issued by the Partnership described in clause (iv) above shall also satisfy the Royal scheduled capital contributions as outlined below. The Fifth Amendment requires Royal to contribute $2 million each quarter beginning September 30, 2016 through September 30, 2017 and $1 million on December 1, 2017, for a total of $11 million. The Fifth Amendment further reduces the revolving credit commitments as follows:

Date of Reduction	Reduction Amount

September 30, 2016	The lesser of (i) $2 million or (ii) the positive difference (if any) of $2 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

December 31, 2016	The lesser of (i) $2 million or (ii) the positive difference (if any) of $4 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

March 31, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $6 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

June 30, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $8 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

September 30, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $10 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

December 1, 2017	The lesser of (i) $1 million or (ii) the positive difference (if any) of $11 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

The Fifth Amendment requires that on or before March 31, 2017, the Partnership shall have solicited bids for the potential sale of certain non-core assets, satisfactory to the administrative agent, and provided the administrative agent, and any other lender upon its request, with a description of the solicitation process, interested parties and any potential bids. The Fifth Amendment limits any payments by the Partnership to Rhino GP to: (i) the usual and customary payroll and benefits of the Partnership’s management team so long as the Partnership’s management team remains employees of Rhino GP, (2) the usual and customary board fees of Rhino GP, and (3) the usual and customary general and administrative costs and expenses of Rhino GP incurred in connection with the operation of its business in an amount not to exceed $0.3 million per fiscal year. The Fifth Amendment limits asset sales to a maximum of $5 million unless the Partnership receives consent from the lenders. The Fifth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, as follows:

Period	Ratio

For the month ending April 30, 2016, through the month ending May 31, 2016	7.50 to 1.00

For the month ending June 30, 2016, through the month ending August 31, 2016	7.25 to 1.00

For the month ending September 30, 2016, through the month ending November 30, 2016	7.00 to 1.00

For the month ending December 31, 2016, through the month ending March 31, 2017	6.75 to 1.00

For the month ending April 30, 2017, through the month ending June 30, 2017	6.25 to 1.00

For the month ending July 31, 2017, through the month ending November 30, 2017	6.0 to 1.00

For the month ending December 31, 2017	5.50 to 1.00

The leverage ratios above shall be reduced by 0.50 to 1.00 for every $10 million of aggregate proceeds received by the Partnership from: (i) the issuance of equity by the Partnership (excluding any Royal capital contributions) and/or (ii) the proceeds received from the sale of assets, provided that the leverage ratio shall not be reduced below 3.50 to 1.00. The Fifth Amendment removes the $5.0 million minimum liquidity requirement and requires the Partnership to have any deposit, securities or investment accounts with a member of the lending group.

11 ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the two week period ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Balance at beginning of period (including current portion)	$-	$-
Acquired	28,200	-
	28,200	-
Less currrent portion of asset retirement obligation	(1,092)	-
Long-term portion of asset retirement obligation	$27,108	$-

12 STOCKHOLDERS’ EQUITY

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

At March 31, 2016 and December 31, 2015, 51,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $0.00001. At March 31, 2016, 16,639,421 shares were issued and outstanding and at December 31, 2015, 14,823,827 shares were issued and outstanding.

During the three months ended March 31, 2016, the Company issued shares of common stock in the following transactions:

●	On February 5, 2016, the Company issued 37,500 shares in exchange for $300,000 in cash.

●	On February 17, 2016, the Company issued 11,608 shares each to William Tuorto and Brian Hughs, executive officers, in exchange for accrued compensation in the amount of $125,832 each.

●	On March 1, 2016, the Company issued 4,878 shares to Ronald Phillips, president, in exchange for a $50,000 bonus pursuant to his employment contract.

●	On March 22, 2016, the Company issued 1,750,000 restricted shares in exchange for the Blaze Mining royalties. (See Note 3)

13 RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. (See Note 9) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing demand promissory note. The total amount owed to E-Starts at March 31, 2016 and December 31, 2015 was $403,593, plus accrued interest.

E-Starts, in addition to the two notes, advanced money to the Company for use in paying certain obligations of the Company.

GS Energy, LLC is owned by Ian and Gary Ganzer (See Note 17) and is a creditor of Blue Grove Coal, LLC.

The details of the due to related party account are summarized as follows:

	March 31, 2016	December 31, 2015
	(thousands)
Due to E-Starts Money Co
Expense advances	$11	$11
Accrued interest	13	13
	24	24
Due to GS Energy, LLC	18	18
	$42	$42

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until December 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). The Company plans to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan is pursuant to Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement (currently extended until December 31, 2016), and secured by a Deed of Trust on the Wellston Property. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

The Company had advances and accrued interest pursuant to a related party note receivable with an aggregate amount of up to $500,000, which bears interest at 12% per annum and is secured by a deed of trust on the mineral interests. The principal amount of the loan and related accrued interest follows:

	March 31, 2016	December 31, 2015
	(thousands)
Principal	$53	$53
Accrued interest	4	2
	$57	$55

14 EMPLOYEE BENEFITS

Stock option plan - The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards under each Plan. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at December 31, 2015. 95,597 shares were issued from the Employee, Consultant and Advisor Stock Compensation Plan during the four months ended December 31, 2015 and 28,094 shares were issued during the three months ended March 31, 2016. As of March 31, 2016, there are 1,000,000 shares available under the Stock Option Plan and 876,309 shares available under the Employee, Consultant and Advisor Stock Compensation Plan.

401(k) Plans - The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the period owned by the Company, the two weeks ended March 31, 2016 is included in Cost of operations and Selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations and was as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
401(k) plan expense	$51	$-

15 OPTION AGREEMENT

Wellston Coal, LLC (“Wellston”)

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until December 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). The Company plans to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan is pursuant to Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement (currently extended until December 31, 2016), and secured by a Deed of Trust on the Wellston Property. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

16 EQUITY-BASED COMPENSATION

In October 2010, the Rhino GP established the Rhino Long-Term Incentive Plan (the “Plan” or “LTIP”). The Plan is intended to promote the interests of the Partnership by providing to employees, consultants and directors of Rhino GP, the Partnership or affiliates of either incentive compensation awards to encourage superior performance. The LTIP provides for grants of restricted units, unit options, unit appreciation rights, phantom units, unit awards, and other unit-based awards.

As of March 31, 2016, Rhino GP had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters from 2012 through 2015 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of Rhino GP has historically elected to pay some of the awards in cash in lieu of issuing common units.

As discussed in Note 1, on March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP as well as 9,455,252 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction, which constituted a change in control of the Partnership. The language in the Partnership’s phantom unit and restricted unit grant agreements states that all outstanding, unvested units will become immediately vested upon a change in control. The Partnership recognized approximately $10,000 of expense from the changing control vesting of these units.

17 COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2016, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016	2,573	13
2017	1,914	4
2018	264	1

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Company incurs purchased coal expense from time to time related to coal purchase contracts. The Company had no purchased coal expense from coal purchase contracts for the three months ended March 31, 2016.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the period ended March 31, 2016 are included in Cost of operations in the unaudited condensed consolidated statements of operations for the two weeks owned by the Company and were as follows:

March 31, 2016
(thousands)
Lease expense	$155
Royalty expense	479

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the three months ended March 31, 2016.

The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest.

Blue Grove Coal, LLC (“Blue Grove”). On June 10, 2015, the Company acquired Blue Grove in exchange for 350,000 shares of its common stock. Blue Grove was owned 50% by Ian Ganzer, our chief operating officer, and 50% by Gary Ganzer, Ian Ganzer’s father. Simultaneous with the Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by Ian and Gary Ganzer. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Management Agreement with GS Energy to Black Oak. In consideration, Black Oak was entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy. Subsequently, the agreement with Black Oak was amended to provide that Black Oak was entitled to 100% of the first $400,000 and 50% of the next $1,000,000 (a total of $900,000) of net profits generated by the mining of the coal properties of GS Energy.

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

On June 10, 2015, the Company also entered into a Securities Purchase Agreement to acquire GS Energy for shares of common stock with a market value of $9,600,000 provided that the Company issue a minimum of 1,250,000 shares of its common stock and a maximum of 1,750,000 shares. Closing under the Securities Exchange Agreement will occur upon the successful completion of a financial audit of GS Energy and due diligence. GS Energy owns and leases approximately 6,000 net acres of coal and coalbed methane mineral rights and a surface coal mine in McDowell County, West Virginia. In December 2015, the Securities Exchange Agreement to acquire GS Energy was voluntarily terminated by the parties. The Company is in further negotiations to acquire GS Energy.

Commencement of Private Offering-In order to fund existing operations and the contemplated acquisitions, on February 1, 2016, the Company commenced a private offering (the “Offering”), of up to 2,187,500 shares of its common stock at $8.00 per share, for aggregate proceeds of $17,500,000. If the maximum amount is sold, the shares issued will represent approximately 13.0% of the issued and outstanding common stock of the Company, on a fully diluted basis. The Offering is being made exclusively to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Offering will not be registered under the Securities Act or applicable state securities laws by virtue of the “private placement” exemption set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act.

18 MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues (Note: customers with “n/a” had revenue below the 10% threshold in any period where this is indicated):

	March 31, 2016	March 17, 2016 to
	Receivable	March 31, 2016
	Balance	Sales
	(thousands)
PPL Corporation	$1,574	$1,616
PacifiCorp Energy	2,041	1,025
Big Rivers Electric Corporation	1,365	998

19 FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s Credit Facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s Credit Facility approximates the carrying value at March 31, 2016.

As of March 31, 2016, the Company did not have any nonrecurring fair value measurements related to any assets or liabilities.

20 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016 excludes approximately $0.3 million of property additions, which are recorded in accounts payable.

21 SEGMENT INFORMATION

The Company produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Company sells primarily to electric utilities in the United States. The Company also leases coal reserves to third parties in exchange for royalty revenues. For the three months ended March 31, 2016, the Company had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

The Company’s other category is comprised of the Company’s ancillary businesses and its remaining oil and natural gas activities. The Company has not provided disclosure of total expenditures by segment for long-lived assets, as the Company does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Company’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Company’s chief operating decision maker.

Reportable segment results of operations for the three months ended March 31, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(thousands)
Total revenues	$1,029	$1,937	$1,648	$2,628	$16	$7,258
DD&A	79	24	59	79	23	264
Interest expense	101	16	15	37	171	340
Net income (loss) from operations	28	322	78	339	(518)	249

22 SUBSEQUENT EVENTS

On April 18, 2016, the Partnership completed a 1-for-10 reverse split on its common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit. The reverse unit split was intended to increase the market price per unit of Rhino’s common units in order to comply with the New York Stock Exchange’s (“NYSE”) continued listing standards.

As previously reported, on December 17, 2015, the Partnership was notified by the NYSE that the NYSE had determined to commence proceedings to delist its common units representing limited partner interests in the Partnership from the NYSE as a result of the Partnership’s failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for its common units. The NYSE also suspended the trading of the Partnership’s common units at the close of trading on December 17, 2015. The NYSE also informed the Partnership that it would apply to the SEC to delist its common units upon completion of all applicable procedures, including any appeal by the Partnership of the NYSE’s decision. On January 4, 2016, the Partnership filed an appeal with the NYSE to review the suspension and delisting determination of its common units. The NYSE held a hearing regarding the Partnership’s appeal on April 20, 2016 and affirmed its prior decision to delist the Partnership’s common units. On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist the Partnership’s common units and terminate the registration of the Partnership’s common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting will become effective on May 9, 2016. The Partnership’s common units will continue to trade on the OTCQB Marketplace under the ticker symbol “RHNOD” until May 16, 2016, at which time the OTCQB ticker symbol will revert to “RHNO.”

For the quarter ended March 31, 2016, the Partnership continued the suspension of the cash distribution for its common units, which was initially suspended for the quarter ended June 30, 2015. No distribution will be paid for common or subordinated units for the quarter ended March 31, 2016. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership’s limited partnership agreement. The Partnership initially lowered its quarterly common unit distribution below the minimum level of $0.445 per unit with the quarter ended September 30, 2014. Thus, the Partnership’s distributions for each of the quarters ended September 30, 2014 through the current quarter ended March 31, 2016 were below the minimum level and the current amount of accumulated arrearages as of March 31, 2016 related to the common unit distribution is approximately $84.3 million.

Commencing on April 19, 2016, the Company issued a series of Convertible Promissory Notes which are due on November 1, 2016, bear interest at the rate of 10% per annum and are convertible into the common stock of the Company using a $5.50 per share conversion price. The Convertible Promissory Notes can be converted at the option of the holder at any time and can be converted by the Company on the maturity date. The Company received proceeds of $1,850,000 from sale of the Convertible Promissory Notes during April 2016.

The Company commenced a Private Offering (Note 17) on February 1, 2016 of up to 2,187,500 shares of its common stock at $8.00 per share. During April 2016, the Company issued 62,500 common shares for proceeds of $500,000 pursuant to this offering.

On May 13, 2016, the Partnership entered into the Fifth Amendment of its Credit Facility that extends the term of the Credit Facility to July 31, 2017. See Note 10 for further details of the Fifth Amendment.

On May 13, 2016, the Company paid $3,000,000 to Rhino pursuant to the Securities Purchase Agreement.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contains or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 17, 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. In June 2015, the Company completed the acquisition of Blue Grove Coal, LLC, a licensed operator of a coal mine owned by GS Energy, LLC. See Notes 3, 15 and 17 to the consolidated financial statements for additional completed and planned acquisitions.

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

Royal Energy Resources, Inc. Purchase of Majority Control of Rhino Resource Partners, LP

On January 21, 2016, a definitive agreement was completed between Royal and Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) whereby Royal acquired 6,769,112 of Rhino’s issued and outstanding common units from Wexford. The definitive agreement also included a commitment by Royal to acquire within 60 days from the date of the definitive agreement, or March 21, 2016, of all of the issued and outstanding membership interests of Rhino GP LLC (Rhino GP”), Rhino’s general partner, as well as 9,455,252 of the Partnership’s issued and outstanding subordinated units from Wexford.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP as well as the 9,455,252 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in Rhino with the completion of this transaction. Immediately subsequent to the consummation of the transaction, the following members of the board of directors of the Partnership’s general partner tendered their resignations effective immediately: Mark Zand, Philip Braunstein, Ken Rubin, Arthur Amron, Douglas Lambert and Mark Plaumann. As the owner of the Partnership’s general partner, Royal has the right to appoint the members of the board of directors of the Partnership’s general partner and so appointed the following individuals as new directors to fill the vacancies resulting from the resignations: William Tuorto, Ronald Phillips, Michael Thompson, Ian Ganzer, Douglas Holsted, Brian Hughs and David Hanig.

On March 21, 2016, Rhino and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 60,000,000 of its common units to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid Rhino $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of Rhino’s general partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, Rhino has the option to rescind Royal’s purchase of 13,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If Rhino fails to exercise a Rescission Right, in each case, Rhino has the option to repurchase 13,333,333 of its common units at $0.30 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that Rhino has entered into an agreement to extend the Credit Facility, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance cancelled divided by $0.15.

Overview after Rhino Acquisition

We are a diversified energy Company that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from those management and leasing activities. Our business includes investments in joint ventures to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S.

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, we controlled an estimated 363.6 million tons of proven and probable coal reserves, consisting of an estimated 310.1 million tons of steam coal and an estimated 53.5 million tons of metallurgical coal. In addition, as of December 31, 2015, we controlled an estimated 436.8 million tons of non-reserve coal deposits.

We operate underground and surface mines located in Illinois, Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. In the third quarter of 2015, we temporarily idled a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. We resumed mining operations at a majority of our Central Appalachia operations during the three months ended March 31, 2016, but certain Central Appalachia mining operations have remained idle as we seek acceptable coal sales contracts that will allow mining to resume at these specific operations.

Our principal business strategy is to safely, efficiently and profitably produce, sell and lease both steam and metallurgical coal from our diverse asset base in order to maintain and, over time, increase our quarterly cash distributions. In addition, we continue to seek opportunities to expand and diversify our operations through strategic investments, including investments in long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash available for distribution and enhance stability of our cash flow.

On a proforma basis for the three months ended March 31, 2016, we generated revenues of approximately $40.4 million and a net loss of approximately $1.2 million. For the three months ended March 31, 2016, we produced and sold approximately 0.8 million tons of coal, of which approximately 95% of tons sold were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of March 31, 2016, our available liquidity was $5.2 million, including cash on hand of $0.6 million and $4.6 million available under our Credit Facility dated July 29, 2011 (as amended and restated. On May 13, 2016, we entered into a fifth amendment of the Credit Facility (the “Fifth Amendment”), which extends the term to July 31, 2017 (see “—Liquidity and Capital Resources—Credit Facility” for further details of the Fifth Amendment). Prior to the Fifth Amendment, our Credit Facility expired on July 29, 2016 and thus, we determined that our Credit Facility debt liability of $43.6 million at March 31, 2016 should be classified as a current liability on our unaudited condensed consolidated statements of financial position.

Prior to our entry into the Fifth Amendment, we were unable to demonstrate that we had sufficient liquidity to operate our business over the subsequent twelve months and thus, substantial doubt was raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm included an emphasis paragraph with respect to the Partnership’s ability to continue as a going concern in its report on the Partnership’s consolidated financial statements for the year ended December 31, 2015. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Credit Facility. If we violate any of the covenants or restrictions in our Credit Facility, including the maximum leverage ratio and minimum EBITDA requirements, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our Credit Facility. Although we believe our lenders loans are well secured under the terms of our Credit Facility, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern. For more information about our liquidity and our Credit Facility, please read “—Liquidity and Capital Resources.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Fourth and Fifth Amendments to Credit Facility

On March 17, 2016, our operating company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into an amendment (the “Fourth Amendment”) of our Credit Facility. The Fourth Amendment amended the definition of change of control in our Credit Facility to permit Royal to purchase the membership interests of our general partner. The Fourth Amendment also reduces the borrowing capacity under the credit facility to a maximum of $80 million and reduces the amount available for letters of credit to $30 million. The Fourth Amendment eliminates the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminates the capability to make Swing Loans under the facility and eliminates our ability to pay distributions to our common or subordinated unitholders. The Fourth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment requires us to maintain minimum liquidity of $5 million and minimum EBITDA, calculated as of the end of the most recent month, on a trailing twelve-month basis, of $8 million. The Fourth Amendment limits the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing-twelve month basis. The Fourth Amendment requires us to provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the Administrative Agent.

On May 13, 2016, we entered into the Fifth Amendment of the Credit Facility, which extends the term to July 31, 2017 (see “—Liquidity and Capital Resources— Credit Facility” for further details of the Fifth Amendment).

Debt Classification

We evaluated our Credit Facility at March 31, 2016 to determine whether this debt liability should be classified as a long-term or short-term liability on our unaudited condensed consolidated statement of financial position. Because our Credit Facility had an expiration date of July 29, 2016 prior to our entry into the Fifth Amendment, we determined that our Credit Facility debt liability of $43.6 million at March 31, 2016 should be classified as a current liability on our unaudited condensed consolidated statements of financial position.

Suspension and Delisting of Common Units from the New York Stock Exchange (“NYSE”)

As previously disclosed, on December 17, 2015, the NYSE notified us that that the NYSE had determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for our common units. The NYSE also suspended the trading of our common units at the close of trading on December 17, 2015.

On January 4, 2016, we filed an appeal with the NYSE to review the suspension and delisting determination of our common units. The NYSE held a hearing regarding our appeal on April 20, 2016 and affirmed its prior decision to delist our common units.

On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist our common units and terminate the registration of our common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. The Partnership’s common units will continue to trade on the OTCQB Marketplace under the ticker symbol “RHNOD” until May 16, 2016, at which time the OTCQB ticker symbol will revert to “RHNO.”

We are exploring the possibility of listing our common units on the NASDAQ Stock Market (“NASDAQ”), pending our capability to meet the NASDAQ initial listing standards.

Reverse Unit Split

On April 18, 2016, we completed a 1-for-10 reverse split on our common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit. The reverse unit split was intended to increase the market price per unit of our common units in order to comply with the NYSE’s continued listing standards.

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the current quarter ended March 31, 2016, we have suspended the cash distribution for our common units. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the historical quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in our limited partnership agreement. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we suspended the distribution for the quarters ended June 30, 2015 through March 31, 2016, we have accumulated arrearages at March 31, 2016 related to the common unit distribution of approximately $84.3 million.

Factors That Impact Our Business

Our results of operations in the near term could be impacted by a number of factors, including (1) our ability to fund our ongoing operations and necessary capital expenditures, (2) the availability of transportation for coal shipments, (3) poor mining conditions resulting from geological conditions or the effects of prior mining, (4) equipment problems at mining locations, (5) adverse weather conditions and natural disasters or (6) the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives.

On a long-term basis, our results of operations could be impacted by, among other factors, (1) our ability to fund our ongoing operations and necessary capital expenditures, (2) changes in governmental regulation, (3) the availability and prices of competing electricity-generation fuels, (4) the world-wide demand for steel, which utilizes metallurgical coal and can affect the demand and prices of metallurgical coal that we produce, (5) our ability to secure or acquire high-quality coal reserves and (6) our ability to find buyers for coal under favorable supply contracts.

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of March 31, 2016, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016	2,573	13
2017	1,914	4
2018	264	1

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Historical Information

As noted above, the Company completed the acquisition of a majority of Rhino on March 17, 2016. Accordingly, the Company began consolidating the operations of Rhino on that date. The following summarizes the historical amounts included in the financial statements of Royal for the three months ended March 31, 2016 and March 31, 2015. For an in-depth discussion of the results of Royal and Rhino on a proforma basis, as if the acquisition occurred at the beginning of each of the periods presented, see Proforma Segment Information below.

Our revenues are summarized as follows:

	Three Months
	Ended March 31,
	2016	2015
	(in thousands)
REVENUES:
Coal sales	$6,578	$-
Freight and handling revenues	101	-
Other revenues	579	-
Total revenues	$7,258	$-

Our costs and expenses are summarized as follows:

	Three Months
	Ended March 31,
	2016	2015
	(in thousands)
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, delpletion and amortization shown separately below)	$3,994	$-
Freight and handling costs	87	-
Depreciation, depletion and amortization	264	-
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2,289	19
Total costs and expenses	$6,634	$19

Interest and other expense/(income) are summarized as follows:

	Three Months
	Ended March 31,
	2016	2015
	(in thousands)
INTEREST AND OTHER EXPENSE/(INCOME):
Interest expense - related party	$3	$1
Interest expense - other	340	-
Interest income - related party	(2)	-
Interest income - other	(5)	-
Marketable securities	-	2
Equity in net loss/(income) of unconsolidated affiliates	39	-
Total costs and expenses	$375	$3

Proforma Segment Information

The following information is presented as if the acquisition of Rhino occurred as of the beginning of each period presented.

As of March 31, 2016, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of March 31, 2016, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. In June 2015, we announced that we were temporarily idling a majority of our Central Appalachia coal mining operations due to ongoing weakness in the coal markets. We resumed mining operations at a majority of our Central Appalachia operations during the three months ended March 31, 2016, but certain Central Appalachia mining operations have remained idle as we seek acceptable coal sales contracts that will allow mining to resume at these specific operations. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of March 31, 2016. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of March 31, 2016. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Pennyrile mining complex began production and sales in mid-2014.

Evaluating Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliation of Adjusted EBITDA to Net Income by Segment” for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

Coal Revenues Per Ton. Coal revenues per ton represents coal revenues divided by tons of coal sold. Coal revenues per ton is a key indicator of our effectiveness in obtaining favorable prices for our product.

Cost of Operations Per Ton. Cost of operations per ton sold represents the cost of operations (exclusive of depreciation, depletion and amortization) divided by tons of coal sold. Management uses this measurement as a key indicator of the efficiency of operations.

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in millions)
Statement of Operations Data:
Total revenues	$40.4	$56.2
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	29.5	46.1
Freight and handling costs	0.5	0.5
Depreciation, depletion and amortization	6.2	8.9
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.4	4.4
(Gain) on sale/disposal of assets-net	(0.2)	-
Income/(loss) from operations	0.0	(3.7)
Interest and other (expense)/income:
Interest expense	(1.6)	(1.0)
Interest income	-	-
Equity in net income of unconsolidated affiliates	-	0.1
Total interest and other (expense)	(1.6)	(0.9)
Net (loss) from continuing operations	(1.6)	(4.6)
Net income from discontinued operations	-	0.7
Net (loss)	$(1.6)	$(3.9)

Other Financial Data
Adjusted EBITDA from continuing operations	$6.2	$5.5
Net income from discontinued operations	-	0.7
Total Adjusted EBITDA	$6.2	$6.2

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary. For the three months ended March 31, 2016, our total revenues decreased to $40.4 million from $56.2 million for the three months ended March 31, 2015, which is a 28.0% decrease. We sold approximately 0.8 million tons of coal for the three months ended March 31, 2016, which is a 9.5% decrease compared to the tons of coal sold for the three months ended March 31, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to ongoing global economic weakness, particularly in China.

Net loss from continuing operations decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We generated a net loss from continuing operations of approximately $1.6 million for the three months ended March 31, 2016 compared to a net loss from continuing operations of approximately $4.6 million for the three months ended March 31, 2015. Net loss from continuing operations for the three months ended March 31, 2016 was benefited by approximately $3.9 million from a prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Adjusted EBITDA from continuing operations increased to $6.2 million for the three months ended March 31, 2016 from $5.5 million for the three months ended March 31, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the $3.9 million prior service cost benefit discussed above.

Including the loss from discontinued operations of approximately $0.7 million, our total net loss and Adjusted EBITDA for the three months ended March 31, 2015 were $3.9 million and $6.2 million, respectively. We did not incur a gain or loss from discontinued operations for the three months ended March 31, 2016.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended March 31, 2016 and 2015:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	March 31, 2016	March 31, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	100.1	237.0	(136.9)	(57.8)%
Northern Appalachia	122.5	250.9	(128.4)	(51.2)%
Rhino Western	251.9	229.1	22.8	9.9%
Illinois Basin	315.7	156.0	159.7	102.4%
Total *	790.2	873.0	(82.8)	(9.5)%

*	Calculated percentages and the rounded totals presented are based upon actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 0.8 million tons of coal for the three months ended March 31, 2016, which was a 9.5% decrease compared to the three months ended March 31, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 57.8% to approximately 0.1 million tons for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a decrease in steam coal tons sold in the three months ended March 31, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 51.2% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to customers delaying their contracted shipments. Coal sales from our Rhino Western segment increased by approximately 9.9% for the three months ended March 31, 2016 compared to the same period in 2015 due to increased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 102.4% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended March 31, 2016 and 2015:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	March 31, 2016	March 31, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$5.6	$15.2	$(9.6)	(63.2)%
Freight and handling revenues	-	-	-	n/a
Other revenues	1.1	7.0	(5.9)	(84.2)%
Total revenues	$6.7	$22.2	$(15.5)	(69.8)%
Coal revenues per ton*	$56.00	$64.22	$(8.22)	(12.8)%
Northern Appalachia
Coal revenues	$6.7	$14.7	$(8.0)	(54.8)%
Freight and handling revenues	0.6	0.5	0.1	16.8%
Other revenues	1.9	2.1	(0.2)	(10.4)%
Total revenues	$9.2	$17.3	$(8.1)	(47.2)%
Coal revenues per ton*	$54.29	$58.60	$(4.31)	(7.4)%
Rhino Western
Coal revenues	$9.6	$8.5	$1.1	13.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$9.6	$8.5	$1.1	13.4%
Coal revenues per ton*	$38.08	$36.90	$1.18	3.2%
Illinois Basin
Coal revenues	$14.8	$7.2	$7.6	106.6%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$14.8	$7.2	$7.6	107.3%
Coal revenues per ton*	$46.98	$46.02	$0.96	2.1%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.1	1.0	(0.9)	(90.7)%
Total revenues	$0.1	$1.0	$(0.9)	(90.7)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$36.7	$45.6	$(8.9)	(19.5)%
Freight and handling revenues	0.6	0.5	0.1	16.8%
Other revenues	3.1	10.1	(7.0)	(69.1)%
Total revenues	$40.4	$56.2	$(15.8)	(28.0)%
Coal revenues per ton*	$46.42	$52.18	$(5.76)	(11.1)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the other category.

Our coal revenues for the three months ended March 31, 2016 decreased by approximately $8.9 million, or 19.5%, to approximately $36.7 million from approximately $45.6 million for the three months ended March 31, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Central Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton were $46.42 for the three months ended March 31, 2016, a decrease of $5.76, or 11.1%, from $52.18 per ton for the three months ended March 31, 2015. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $9.6 million, or 63.2%, to approximately $5.6 million for the three months ended March 31, 2016 from approximately $15.2 million for the three months ended March 31, 2015. This decrease was primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $8.22, or 12.8%, to $56.00 per ton for the three months ended March 31, 2016 as compared to $64.22 for the three months ended March 31, 2015, primarily due to lower prices from weak demand for steam coal sold.

For our Northern Appalachia segment, coal revenues were approximately $6.7 million for the three months ended March 31, 2016, a decrease of approximately $8.0 million, or 54.8%, from approximately $14.7 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due to customers delaying their contracted shipments during the three months ended March 31, 2016. Coal revenues per ton for our Northern Appalachia segment decreased by $4.31, or 7.4%, to $54.29 per ton for the three months ended March 31, 2016 as compared to $58.60 per ton for the three months ended March 31, 2015. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues increased by approximately $1.1 million, or 13.5%, to approximately $9.6 million for the three months ended March 31, 2016 from approximately $8.5 million for the three months ended March 31, 2015, primarily due to an increase in tons sold due to increased customer demands at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment were $38.08 for the three months ended March 31, 2016, an increase of $1.18, or 3.2%, from $36.90 for the three months ended March 31, 2015. The increase in coal revenues per ton was due to a increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended March 31, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $14.8 million for the three months ended March 31, 2016 increased by approximately $7.6 million, or 106.6%, compared to $7.2 million for the three months ended March 31, 2015. The increase was due to increased sales from our new Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $46.98 for the three months ended March 31, 2016, an increase of $0.96, or 2.1%, from $46.02 for the three months ended March 31, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our other category decreased to approximately $0.1 million for the three months ended March 31, 2016 as compared to approximately $1.0 million for the three months ended March 31, 2015. This decrease was due to lower revenue from our ancillary businesses

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended March 31, 2016	Three months ended March 31, 2015	Increase (Decrease) %*
Met coal tons sold	16.3	78.3	(79.2)%
Steam coal tons sold	83.8	158.7	(47.2)%
Total tons sold	100.1	237.0	(57.8)%

Met coal revenue	$1,329	$6,059	(78.1)%
Steam coal revenue	$4,274	$9,159	(53.3)%
Total coal revenue	$5,603	$15,218	(63.2)%

Met coal revenues per ton	$81.61	$77.39	5.5%
Steam coal revenues per ton	$51.02	$57.72	(11.6)%
Total coal revenues per ton	$56.00	$64.22	(12.8)%

Met coal tons produced	15.9	97.5	(83.7)%
Steam coal tons produced	68.5	168.1	(59.3)%
Total tons produced	84.4	265.6	(68.2)%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended March 31, 2016 and 2015:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	March 31, 2016	March 31, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$3.0	$12.8	$(9.8)	(76.7)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.9	4.0	(2.1)	(51.2)%
Selling, general and administrative	3.8	4.1	(0.3)	(6.9)%
Cost of operations per ton*	$29.99	$54.23	$(24.24)	(44.7)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$2.9	$13.0	$(10.1)	(78.1)%
Freight and handling costs	0.5	0.5	-	2.8%
Depreciation, depletion and amortization	1.0	1.9	(0.9)	(48.4)%
Selling, general and administrative	-	-	-	(15.1)%
Cost of operations per ton*	$23.28	$51.87	$(28.59)	(55.1)%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$8.2	$7.7	$0.5	6.0%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.4	1.6	(0.2)	(12.4)%
Selling, general and administrative	-	0.1	(0.1)	n/a
Cost of operations per ton*	$32.48	$33.70	$(1.22)	(3.6)%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$12.7	$9.9	$2.8	28.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.8	1.2	0.6	49.4%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$40.16	$63.17	$(23.01)	(36.4)%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$2.7	$2.7	$-	1.0%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.2	(0.1)	(39.2)%
Selling, general and administrative	0.2	0.2	-	(32.1)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$29.5	$46.1	$(16.6)	(36.2)%
Freight and handling costs	0.5	0.5	-	2.8%
Depreciation, depletion and amortization	6.2	8.9	(2.7)	(29.4)%
Selling, general and administrative	4.0	4.4	(0.4)	(8.2)%
Cost of operations per ton*	$37.27	$52.86	$(15.59)	(29.5)%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

** Cost of operations presented for our Other category includes costs incurred by our ancillary businesses and our oil and natural gas investments. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, per ton measurements are not presented for this category.

Cost of Operations. Total cost of operations was $29.5 million for the three months ended March 31, 2016 as compared to $46.1 million for the three months ended March 31, 2015. Our cost of operations per ton was $37.27 for the three months ended March 31, 2016, a decrease of $15.59, or 29.5%, from the three months ended March 31, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia as we reduced production in these regions in response to weak market demand, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Pennyrile mine in the Illinois Basin as we increased and optimized production during the three months ended March 31, 2016 compared to the same period in 2015, as well as the benefit in Northern Appalachia during the three months ended March 31, 2016 from the prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Central Appalachia segment decreased by $9.8 million, or 76.7%, to $3.0 million for the three months ended March 31, 2016 from $12.8 million for the three months ended March 31, 2015. Total cost of operations decreased year-to-year since we decreased production during the three months ended March 31 2016 in response to weak market conditions. Our cost of operations per ton of $29.99 per ton for the three months ended March 31, 2016 was a reduction of 44.7% compared to $54.23 per ton for the three months ended March 31, 2015, as we concentrated production from lower cost operations during the three months ended March 31, 2016.

In our Northern Appalachia segment, our cost of operations decreased by $10.1 million, or 78.1%, to $2.9 million for the three months ended March 31, 2016 from $13.0 million for the three months ended March 31, 2015. Our cost of operations per ton was $23.28 for the three months ended March 31, 2016, a decrease of $28.59, or 55.1%, compared to $51.87 for the three months ended March 31, 2015. The decrease in cost of operations and cost of operations per ton was primarily due to the $3.9 million prior service cost benefit during the three months ended March 31, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Rhino Western segment increased by $0.5 million, or 6.0%, to $8.2 million for the three months ended March 31, 2016 from $7.7 million for the three months ended March 31, 2015. Our cost of operations per ton was $32.48 for the three months ended March 31, 2016, a decrease of $1.22, or 3.6%, compared to $33.70 for the three months ended March 31, 2015. Total cost of operations increased for the three months ended March 31, 2016 compared to the same period in 2015 due to increased tons sold from our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $12.7 million while cost of operations per ton was $40.16 for the three months ended March 31, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended March 31, 2015, cost of operations in our Illinois Basin segment was $9.9 million and cost of operations per ton was $63.17. The increase in cost of operations was primarily the result of increased production year-to-year at the new Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category was relatively flat at $2.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Freight and Handling. Total freight and handling cost was relatively flat at $0.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2016 was $6.2 million as compared to $8.9 million for the three months ended March 31, 2015.

For the three months ended March 31, 2016, our depreciation cost decreased to $5.3 million compared to $7.6 million for the three months ended March 31, 2015. This decrease resulted from lower depreciation costs in our Central Appalachia segment in the current quarter compared to the prior year as we disposed of excess equipment in this region.

For the three months ended March 31, 2016, our depletion cost decreased to $0.6 million compared to $0.8 million for the three months ended March 31, 2015. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the three months ended March 31, 2016, our amortization cost was relatively flat at $0.3 million compared to $0.5 million for the three months ended March 31, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense remained unchanged at $4.4 million for the three months ended March 31, 2016 and March 31, 2015.

Interest Expense. Interest expense for the three months ended March 31, 2016 increased to $1.6 million as compared to $1.0 million for the three months ended March 31, 2015. This increase was primarily due to higher interest rates on our Credit Facility along with the write-off of approximately $0.2 million of a portion of our unamortized debt issuance costs during the three months ended March 31, 2016. This write-off was due to an amendment of our Credit Facility during the three months ended March 31, 2016 that reduced the borrowing capacity from $100 million to $80 million. See the discussion on our Credit Facility in the Liquidity section that follows for more information on this amendment.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended March 31, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	March 31, 2016	March 31, 2015	(Decrease)
		(in millions)
Central Appalachia	$(3.8)	$(0.2)	$(3.6)
Northern Appalachia	4.0	1.2	2.8
Rhino Western	(0.6)	(1.3)	0.7
Illinois Basin	(0.7)	(4.6)	3.9
Other	(0.5)	0.3	(0.8)
Total	$(1.6)	$(4.6)	$3.4

For the three months ended March 31, 2016, total net loss from continuing operations was a loss of approximately $1.6 million compared to net loss from continuing operations of approximately $4.6 million for the three months ended March 31, 2015. Our total net loss from continuing operations increased year to year primarily due to a benefit of approximately $3.9 million from a prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Including our income from discontinued operations of approximately $0.7 million, our total net loss for the three months ended March 31, 2015 was approximately $3.9 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $3.8 million for the three months ended March 31, 2016, a $3.6 million larger net loss as compared to the three months ended March 31, 2015, which was primarily due to decreased tons sold due to weak market conditions for coal from this region. Net income from continuing operations in our Northern Appalachia segment increased by $2.8 million to $4.0 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. This increase was primarily due the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Net loss from continuing operations in our Rhino Western segment was a loss of $0.6 million for the three months ended March 31, 2016, compared to a net loss from continuing operations of $1.3 million for the three months ended March 31, 2015. This decrease in net loss was primarily the result of increased coal sales at our Castle Valley operation during the three months ended March 31, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $0.7 million for the three months ended March 31, 2016, which was an improvement of $3.9 million compared to the three months ended March 31, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $0.1 million for the three months ended March 31, 2016 as compared to net income from continuing operations of $0.1 million for the three months ended March 31, 2015. This decrease in results year to year was primarily due to approximately $0.6 million in bonus lease payments related to our Cana Woodford oil and gas properties that we received during the three months ended March 31, 2015.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended March 31, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	March 31, 2016	March 31, 2015	(Decrease)
		(in millions)
Central Appalachia	$(1.3)	$4.3	$(5.6)
Northern Appalachia	5.1	3.2	1.9
Rhino Western	0.9	0.4	0.5
Illinois Basin	1.3	(3.2)	4.5
Other	0.2	0.8	(0.2)
Total	$6.2	$5.5	$1.1

Adjusted EBITDA from continuing operations for the three months ended March 31, 2016 was $6.2 million, an increase of $0.7 million from the three months ended March 31, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Adjusted EBITDA for the three months ended March 31, 2015 was $6.2 million once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(3.8)	$4.0	$(0.6)	$(0.7)	$(0.5)	$(1.6)
Plus:
DD&A	1.9	1.0	1.4	1.8	0.1	6.2
Interest expense	0.6	0.1	0.1	0.2	0.6	1.6
EBITDA from continuing operations†	$(1.3)	$5.1	$0.9	$1.3	$0.2	$6.2
Plus: Provision for doubtful accounts (1)	-	-	-	-	-	-
Adjusted EBITDA from continuing operations†	(1.3)	5.1	0.9	1.3	0.2	6.2
Net income from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$(1.3)	$5.1	$0.9	$1.3	$0.2	$6.2

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(0.2)	$1.2	$(1.3)	$(4.6)	$0.3	$(4.6)
Plus:
DD&A	4.0	1.9	1.6	1.2	0.2	8.9
Interest expense	0.3	0.1	0.1	0.2	0.3	1.0
EBITDA from continuing operations†	$4.1	$3.2	$0.4	$(3.2)	$0.8	$5.3
Plus: Provision for doubtful accounts (1)	0.2	-	-	-	-	0.2
Adjusted EBITDA from continuing operations†	4.3	3.2	0.4	(3.2)	0.8	5.5
Net income from discontinued operations	-	-	-	-	-	0.7
Adjusted EBITDA †	$4.3	$3.2	$0.4	$(3.2)	$0.8	$6.2

*	Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

**	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	During the first quarter of 2015, we recorded a provision for doubtful accounts of approximately $0.2 million related to one of our Elk Horn lessee customers in Central Appalachia that was in bankruptcy proceedings. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended March 31,
	2016	2015
	(in millions)
Net cash provided by operating activities Plus:	$(1.2)	$2.0
Increase in net operating assets	2.4	3.0
Gain on sale of assets	0.2	0.7
Amortization of deferred revenue	0.1	0.5
Amortization of actuarial gain	4.8	0.1
Interest expense	1.6	1.0
Equity in net income of unconsolidated affiliate	-	0.1
Less:
Decrease in net operating assets	-	-
Accretion on interest-free debt	-	-
Amortization of advance royalties	0.2	0.1
Amortization of debt issuance costs	0.6	0.2
Loss on retirement of advanced royalties	0.1	-
Provision for doubtful accounts	-	0.2
Equity-based compensation	-	-
Accretion on asset retirement obligations	0.4	0.5
Distribution from unconsolidated affiliates	-	0.2
Equity in net loss of unconsolidated affiliates	-	-
EBITDA†	$6.6	$6.2
Plus: Provision for doubtful accounts (2)	-	-
Adjusted EBITDA† **	6.6	6.2
Less: Net income from discontinued operations	-	0.7
Adjusted EBITDA from continuing operations †	$6.6	$5.5

**	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2016 as compared to cash used by operating activities of $0.1 million for the three months ended March 31, 2015. This increase in cash used by operating activities was primarily the result of ongoing weak coal market conditions discussed above for the three months ended March 31, 2016 as compared to 2015.

Net cash used for investing activities was $5.7 million for both the three months ended March 31, 2016. Net cash used for investing activities is primarily related to our acquisition of Rhino during the period.

Net cash provided by financing activities for the three months ended March 31, 2016 was $2.4 million, which was primarily attributable to net borrowings on our revolving Credit Facility of $2.1 million this period along with the proceeds from common stock sales of $0.3 million. Net cash provided by financing activities for the three months ended March 31, 2015 was $0.15 million, which was primarily attributable to loan proceeds from a related party of $0.2 million, common stock sales of $0.05 million and repayment of notes payable and other obligations of $0.1 million.

Liquidity

The principal indicators of our liquidity are our cash on hand and availability under our Credit Facility. As of March 31, 2016, our available liquidity was $5.2 million, including cash on hand of $0.6 million and $4.6 million available under our Credit Facility.

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in developing and mining our reserves, as well as complying with applicable environmental and mine safety laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Historically, our sources of liquidity included cash generated by our operations, borrowings under our Credit Facility and issuances of equity securities. Our ability to access the capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices and other macroeconomic factors outside of our control. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to significantly reduce our spending and to alter our short- or long-term business plan. We may also be required to consider other options, such as selling assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern.

Since the Fourth Amendment set the expiration date of our Credit Facility to July 29, 2016, we determined that our Credit Facility debt liability of $43.6 million at March 31, 2016 should be classified as a current liability on our unaudited condensed consolidated statements of financial position. On May 13, 2016, we entered into the Fifth Amendment that extends the term of our Credit Facility to July 31, 2017. For more information about our Credit Facility and the Fourth and Fifth amendments, please read “—Credit Facility.”

Prior to our entry into the Fifth Amendment, we were unable to demonstrate that we had sufficient liquidity to operate our business over the subsequent twelve months and thus, substantial doubt was raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

In order to borrow under our Credit Facility, we must make certain representations and warranties to our lenders at the time of each borrowing. If we are unable to make these representations and warranties, we would be unable to borrow under our Credit Facility, absent a waiver. Furthermore, if we violate any of the covenants or restrictions in our Credit Facility, including the maximum leverage ratio and minimum EBITDA requirement, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. Given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Credit Facility. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our Credit Facility. Although we believe our lenders loans are well secured under the terms of our Credit Facility, there is no assurance that the lenders would agree to any such waiver.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations. For the quarter ended March 31, 2016, we continued the suspension of the cash distribution for our common units, which was initially suspended beginning with the quarter ended June 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the previous quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to meet environmental and safety regulations. Maintenance capital expenditures are those capital expenditures required to maintain our long term operating capacity. Examples of maintenance capital expenditures include expenditures associated with the replacement of equipment and coal reserves, whether through the expansion of an existing mine or the acquisition or development of new reserves to the extent such expenditures are made to maintain our long term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of reserves, equipment for a new mine or the expansion of an existing mine to the extent such expenditures are expected to expand our long-term operating capacity.

Actual maintenance capital expenditures for the three months ended March 31, 2016 were approximately $0.3 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2016 were approximately $2.2 million, which were primarily related to the payments for the final development of our new Riveredge mine on our Pennyrile property in western Kentucky.

Credit Facility

On July 29, 2011, we executed the Credit Facility. The maximum availability under the Credit Facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Credit Facility was amended and the borrowing commitment under the Credit Facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016, the borrowing commitment under the Credit Facility was further reduced to $80.0 million and the amount available for letters of credit was reduced to $30.0 million.

Loans under the Credit Facility currently bear interest at a base rate equaling the prime rate plus an applicable margin of 3.50%. The Credit Facility also contains letter of credit fees equal to an applicable margin of 5.00% multiplied by the aggregate amount available to be drawn on the letters of credit, and a 0.15% fronting fee payable to the administrative agent. In addition, we incur a commitment fee on the unused portion of the Credit Facility at a rate of 1.00% per annum. Borrowings on the line of credit are collateralized by all of our unsecured assets.

Our Credit Facility requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the twelve months ended March 31, 2016, we are in compliance with respect to all covenants contained in the Credit Facility.

On March 17, 2016, we entered into the Fourth Amendment of our Credit Facility. The Fourth Amendment amended the definition of change of control in the Credit Facility to permit Royal to purchase the membership interests of our general partner. The Fourth Amendment reduced the borrowing capacity under the Credit Facility to a maximum of $80 million and reduces the amount available for letters of credit to $30 million. The Fourth Amendment eliminates the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminates the capability to make Swing Loans under the facility and eliminates our ability to pay distributions to our common or subordinated unitholders. The Fourth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment requires us to maintain minimum liquidity of $5 million and minimum EBITDA (as defined in the Credit Facility), calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve-month basis. The Fourth Amendment requires us to provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the Administrative Agent.

At March 31, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $40.0 million at a variable interest rate of LIBOR plus 4.50% (4.94% at March 31, 2016) and an additional $3.6 million at a variable interest rate of PRIME plus 3.50% (7.00% at March 31, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 4.50% at March 31, 2016. Based upon a maximum borrowing capacity of 6.75 times a trailing twelve-month EBITDA calculation (as defined in the Credit Facility), the Operating Company had available borrowing capacity of approximately $4.6 million at March 31, 2016. During the three month period ended March 31, 2016, we had average borrowings outstanding of approximately $47.1 million under our Credit Facility.

On May 13, 2016, we entered into the Fifth Amendment of our Amended and Restated Credit Agreement that extends the term to July 31, 2017. Per the Fifth Amendment, the credit facility will be automatically extended to December 31, 2017 if revolving credit commitments are reduced to $55 million or less on or before July 31, 2017. The Fifth Amendment immediately reduces the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. The Fifth Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis in amounts equal to each of the following: (i) the face amount of any letter of credit that expires or whose face amount is reduced by any such dollar amount, (ii) the net proceeds received from any asset sales, (iii) the Royal scheduled capital contributions (as outline below), (iv) the net proceeds from the issuance of any equity by us up to $20.0 million (other than equity issued in exchange for any Royal contribution as outlined in the Securities Purchase Agreement or the Royal scheduled capital contributions to us as outlined below), and (v) the proceeds from the incurrence of any subordinated debt. The first $11 million of proceeds received from any equity issued by us described in clause (iv) above shall also satisfy the Royal scheduled capital contributions as outlined below. The Fifth Amendment requires Royal to contribute $2 million each quarter beginning September 30, 2016 through September 30, 2017 and $1 million on December 1, 2017, for a total of $11 million. The Fifth Amendment further reduces the revolving credit commitments as follows:

Date of Reduction	Reduction Amount

September 30, 2016	The lesser of (i) $2 million or (ii) the positive difference (if any) of $2 million minus the proceeds from the issuance of any of our equity (excluding any Royal equity contributions)

December 31, 2016	The lesser of (i) $2 million or (ii) the positive difference (if any) of $4 million minus the proceeds from the issuance of any of our equity (excluding any Royal equity contributions)

March 31, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $6 million minus the proceeds from the issuance of any of our equity (excluding any Royal equity contributions)

June 30, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $8 million minus the proceeds from the issuance of any of our equity (excluding any Royal equity contributions)

September 30, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $10 million minus the proceeds from the issuance of any of our equity (excluding any Royal equity contributions)

December 1, 2017	The lesser of (i) $1 million or (ii) the positive difference (if any) of $11 million minus the proceeds from the issuance of any of our equity (excluding any Royal equity contributions)

The Fifth Amendment requires that on or before March 31, 2017, we shall have solicited bids for the potential sale of certain non-core assets, satisfactory to the administrative agent, and provided the administrative agent, and any other lender upon its request, with a description of the solicitation process, interested parties and any potential bids. The Fifth Amendment limits any payments by us to Rhino GP to: (i) the usual and customary payroll and benefits of the our management team so long as our management team remains employees of Rhino GP, (2) the usual and customary board fees of Rhino GP, and (3) the usual and customary general and administrative costs and expenses of Rhino GP incurred in connection with the operation of its business in an amount not to exceed $0.3 million per fiscal year. The Fifth Amendment limits asset sales to a maximum of $5 million unless we receive consent from the lenders. The Fifth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, as follows:

Period	Ratio

For the month ending April 30, 2016, through the month ending May 31, 2016	7.50 to 1.00

For the month ending June 30, 2016, through the month ending August 31, 2016	7.25 to 1.00

For the month ending September 30, 2016, through the month ending November 30, 2016	7.00 to 1.00

For the month ending December 31, 2016, through the month ending March 31, 2017	6.75 to 1.00

For the month ending April 30, 2017, through the month ending June 30, 2017	6.25 to 1.00

For the month ending July 31, 2017, through the month ending November 30, 2017	6.0 to 1.00

For the month ending December 31, 2017	5.50 to 1.00

The leverage ratios above shall be reduced by 0.50 to 1.00 for every $10 million of aggregate proceeds received by us from: (i) the issuance of our equity (excluding any Royal capital contributions) and/or (ii) the proceeds received from the sale of assets, provided that the leverage ratio shall not be reduced below 3.50 to 1.00. The Fifth Amendment removes the $5.0 million minimum liquidity requirement and requires us to have any deposit, securities or investment accounts with a member of the lending group.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. No liabilities related to these arrangements are reflected in our consolidated balance sheet, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our Credit Facility. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit in an amount of up to 25% of the aggregate bond liability. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of March 31, 2016, we had $27.8 million in letters of credit outstanding, of which $22.4 million served as collateral for surety bonds.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Nevertheless, actual results may differ from the estimates used and judgments made.

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended August 31, 2015 and in the current Form 10-Q. There have been no significant changes in these policies and estimates as of March 31, 2016.

Recent Accounting Pronouncements

Refer to Item 1. Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective.

(b) Changes in Internal Controls

In the Company’s Form 10-K for the year ended August 31, 2015, the Company disclosed that its disclosure controls and procedures were not effective due to lack of segregation of duties. The Company has begun the process of establishing the necessary controls and procedures, however, these changes have not yet been implemented.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

ITEM 1A: Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2015 and in the Annual Report of Rhino Resource Partners LP for the year ended December 31, 2015, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Reports on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, the board of directors of the Company approved the issuance of 1,750,000 shares of its common stock to Blaze in connection with the termination of an option agreement to acquire Blaze Mining, as described in Note 3 to the consolidated financial statements. In addition, 37,500 shares were issued for cash in the amount of $300,000.

The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

Date: May 16, 2016	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO, Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
CFO, Principal Financial Officer

