Form 10-Q
period 2016-06-30
Royal Energy Resources, Inc.
filed 2016-08-15
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,714,421 shares of common stock issued and outstanding as of August 5, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2016	December 31, 2015	August 31, 2015
	(Unaudited)	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307	$7,104	$4,180
Accounts receivable, net of allowance for doubtful accounts ($179 as of June 30, 2016, $13 as of December 31, 2015 and $0 as of August 31, 2015)	13,265	31	31
Inventories	7,859	-	-
Notes Receivable and accrued interest-related party	58	55	43
Advance royalties, current portion	849	-	-
Prepaid expenses and other assets	4,219	110	1
Total current assets	26,557	7,300	4,255
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	95,077	7,066	7,066
Less accumulated depreciation, depletion and amortization	(1,508)	-	-
Net property, plant and equipment	93,569	7,066	7,066
Deposit	-	-	250
Advance royalties, net of current portion	7,708	-	-
Investment in unconsolidated affiliates	7,473	-	-
Goodwill	2,363	-	-
Intangible assets	555	100	779
Other non-current assets	28,915	-	-
TOTAL ASSETS	$167,140	$14,466	$12,350
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,624	$123	129
Accrued expenses and other	12,726	221	-
Notes payable-Related party	404	404	404
Current portion of long-term debt	2,438	-	-
Current portion of asset retirement obligations	1,646	-	-
Related party advances and accrued interest payable	54	39	35
Total current liabilities	28,892	787	568
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	40,225	-	-
Asset retirement obligations, net of current portion	26,864	-	-
Other non-current liabilities	43,468	-	-
Total non-current liabilities	110,557	-	-
Total liabilities	139,449	787	568
COMMITMENTS AND CONTINGENCIES (NOTE 17):
STOCKHOLDERS' EQUITY
Preferred stock: $0.00001 par value; authorized 10,000,000 shares, 51,000 issued and outstanding at June 30, 2016, December 31, 2015 and August 31, 2015	-	-	-
Common Stock: $0.00001 par value; authorized 500,000,000 shares; 16,714,421 shares and 14,823,827 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively; and 13,850,230 issued and outstanding at August 31, 2015	1	1	-
Additional paid-in capital	42,783	20,337	16,793
Minority interest	2,277	-	-
Accumulated deficit	(17,370)	(6,659)	(5,011)
Total stockholders' equity	27,691	13,679	11,782
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,140	$14,466	$12,350

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2016 and 2015

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES:
Coal sales	$39,106	$147	$45,684	$147
Freight and handling revenues	581	-	682	-
Other revenues	3,053	-	3,632	-
Total revenues	42,740	147	49,998	147
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	33,860	147	37,854	147
Freight and handling costs	516	-	603	-
Depreciation, depletion and amortization	1,440	18	1,703	18
Asset impairment	13,300	-	13,300	-
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization shown separately above)	4,587	204	6,876	223
Total costs and expenses	53,703	369	60,336	388
LOSS FROM OPERATIONS	(10,963)	(222)	(10,338)	(241)
INTEREST AND OTHER EXPENSE/(INCOME:)
Loss on commodities trading	-	-	-	2
Interest income
Other	(31)	-	(37)	-
Related party	(2)	-	(3)	-
Interest expense
Other	1,764	-	2,104	-
Related party	3	2	6	3
Equity in net loss of unconsolidated affiliates, net	26	-	65	-
Total other expense (income)	1,760	2	2,135	5
NET LOSS BEFORE INCOME TAXES	(12,723)	(224)	(12,473)	(246)
INCOME TAXES	-	-	-	-
NET LOSS	(12,723)	(224)	(12,473)	(246)
Less net (loss) attributable to non-controlling interest	(1,854)	-	(1,761)	-
NET LOSS ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$(10,869)	$(224)	$(10,712)	$(246)

Net loss per share, basic and diluted	$(0.65)	$(0.02)	$(0.69)	$(0.02)

Weighted average shares outstanding, basic and diluted	16,699,036	11,418,372	15,624,438	10,055,605

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(in thousands)

	Six months ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,473)	$(246)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,703	18
Accretion of asset retirement obligations	382	-
Amortization of deferred revenue	(555)	-
Amortization of advance royalties	351	-
Amortization of debt issuance costs	435	-
Asset impairment	13,300	-
Loss on retirement of advance royalties	27	-
Loss (gain) on sale/disposal of assets, net	-	2
Equity-based compensation	803	-
Equity in loss of unconsolidated affiliates	26	-
Accrued interest income - related party	(3)	-
Accrued interest expense - related party	6	-
Change in assets and liabilities:
Accounts receivable	(777)	(147)
Inventories	(2,419)	-
Advance royalties	(88)	-
Prepaid expenses and other assets	(1,605)	(11)
Accounts payable	2,223	56
Accounts payable - related party	9	10
Accrued expenses and other liabilities	1,420	(31)
Asset retirement obligations	(72)	-
Net cash provided by (used in) operations	2,693	(349)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	(4,500)	-
Investment in Blaze Mining royalty	(200)	-
Note receivable - related party	-	(8)
Cash acquired in acquisitions	969	-
Marketable securities	-	9
Additions to property, plant and equipment	(1,855)	-
Net cash provided by (used in) investing activities	(5,586)	1
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	48,500	-
Repayments on line of credit	(54,250)
Payments on debt issuance costs	(1,148)
Proceeds of related party loans	-	404
Advances from related parties	-	10
Proceeds from issuance of common stock	900	450
Repayment of notes payable and long-term debt	(56)	(83)
Proceeds from issuance of convertible notes	2,150	(19)
Net cash provided by (used in) financing activities	(3,904)	762
Net increase (decrease) in cash and cash equivalents	(6,797)	414
Cash, beginning of period	7,104	-
Cash, end of period	$307	$414

Supplemental cash flow information
Non-cash investing and financing activities
Common stock issued as part of acquisition of coal royalty interests	$21,263	$-

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1 BASIS OF PRESENTATION, ORGANIZATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company” or “Royal”) and its wholly owned subsidiaries Rhino GP LLC (“Rhino GP”), Blaze Minerals, LLC (“Blaze”), a West Virginia limited liability company, and Blue Grove Coal, LLC (“Blue Grove”), a West Virginia limited liability company, and its majority owned subsidiary Rhino Resource Partners, LP (“Rhino” or the “Partnership”)(OTCQB:RHNO), a Delaware limited partnership. Rhino GP is the general partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of June 30, 2016, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2015 was derived from unaudited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2015 filed with the SEC on November 30, 2015.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

Organization and nature of business

The Company is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. (“Webmarketing”). On July 7, 2004, the Company revived its charter and changed its name from Webmarketing to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc.

From 2007 to 2015, the Company pursued gold, silver, copper and rare earth metal mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions to sell all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, planning to purchase a group of synergistic, long-lived energy assets, by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets.

In April 2015, the Company executed an agreement for the first acquisition in furtherance of its change in principle operations, under which it agreed to acquire Blaze for 2,803,621 shares of common stock. Blaze owns 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. In June 2015, the Company completed the acquisition of Blue Grove.

Blue Grove is a licensed mine operator based in McDowell County, West Virginia and is currently under contract to operate a mine owned by GS Energy, LLC.

Rhino was formed on April 19, 2010 to acquire Rhino Energy LLC (the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Illinois, Kentucky, Ohio, West Virginia, and Utah. The majority of sales are made to domestic utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Operating Company manages and leases coal properties and collects royalties from such management and leasing activities.

On April 18, 2016, the Partnership completed a 1-for-10 reverse split on its common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit. The reverse unit split was intended to increase the market price per unit of Rhino’s common units in order to comply with the New York Stock Exchange’s (“NYSE”) continued listing standards. All references to common or subordinated units of the Partnership herein are on a post-split basis.

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal and Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) whereby Royal acquired 676,912 issued and outstanding common units of the Partnership previously owned by Wexford for $3.5 million. The Definitive Agreement also included a commitment by Royal to acquire within sixty days from the date of the Definitive Agreement all of the issued and outstanding membership interests of Rhino GP, the general partner of the Partnership, as well as 945,526 issued and outstanding subordinated units of the Partnership owned by Wexford for $1.0 million.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP, as well as 945,526 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction.

On March 21, 2016, Royal and Rhino entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 6,000,000 common units in the Partnership to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid Rhino $2.0 million in cash and delivered a promissory note payable to Rhino in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On May 13, 2016, the Company paid the $3,000,000 installment which was due July 31, 2016.

In the event the disinterested members of the board of directors of the General Partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, the Partnership has the option to rescind Royal’s purchase of 1,333,334 common units and the applicable installment will not be payable (each, a “Rescission Right”). If the Partnership fails to exercise a Rescission Right, in each case, the Partnership has the option to repurchase 1,333,334 common units at $3.00 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that the Operating Company has entered into an agreement to extend the Amended and Restated Credit Agreement, as amended (the “Credit Facility”), to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance cancelled divided by $.150.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

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

3 ACQUISITIONS

Acquisition of Blaze Minerals, LLC

On April 13, 2015 the Company entered into a Securities Exchange Agreement with Wastech, Inc. (“Wastech”), under which the Company acquired all of the issued and outstanding membership units of Blaze Minerals, LLC (“Blaze Minerals”). Blaze Minerals owns 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia (the “Mineral Rights”). The Company acquired Blaze Minerals by the issuance of 2,803,621 shares of common stock. The shares were valued at $7 million based upon a per share value of $2.50 per share, which was the price at which the Company issued its common stock in a private placement at the time. The assets acquired and liabilities assumed as part of the acquisition were recognized at their fair values at the acquisition date as follows:

(thousands)
Mineral rights	$7,066
Liabilities assumed	57
Common stock issued	$7,009

Acquisition of Blue Grove Coal, LLC

On June 10, 2015, the Company completed the acquisition of Blue Grove Coal, LLC (“Blue Grove”) in exchange for 350,000 shares of its common stock from Ian and Gary Ganzer (the “Members”). Simultaneous with the Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by the Members. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Operator Agreement with GS Energy to Black Oak. In consideration, Black Oak is entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy. Subsequently, the agreement with Black Oak was amended to provide that Black Oak was entitled to 100% of the first $400,000 and 50% of the next $1,000,000, for a maximum of $900,000 of net profits generated by the mining of the coal properties of GS Energy.

The assets acquired as part of the acquisition were recognized at their fair values at the acquisition date as follows:

(thousands)
Cash	$5
Intangible assets	870
Common stock issued	$875

On December 23, 2015, the Company and the Members entered into an Amendment to Securities Exchange Agreement (“Amendment”) originally entered into on June 8, 2015 under which the Company acquired all of the membership interests of Blue Grove in exchange for 350,000 shares of the Company’s common stock. Pursuant to the Amendment, the consideration for the acquisition of Blue Grove was reduced from 350,000 shares of the Company’s common stock to 10,000 shares.

The adjustment to the purchase price was not considered a measurement period adjustment, since this was not facts and circumstances that existed at the measurement date of June 10, 2015. In order to properly reflect the fair value of the adjusted consideration transferred and previously recorded as an intangible asset (which is being amortized over the life of the operator agreement) the Company recorded an impairment of $533,821 during the four months ended December 31, 2015.

Acquisition of Rhino GP, LLC and Rhino Resource Partners, LLC

On January 21, 2016 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Wexford, under which the Company agreed to purchase, and Wexford agreed to sell, a controlling interest in Rhino in two separate transactions. Pursuant to the Purchase Agreement, the Company purchased 676,912 common units of Rhino from three holders for total consideration of $3,500,000. The common units purchased by the Company represented approximately 40.0% of the issued and outstanding common units of Rhino and 23.1% of the total outstanding common units and subordinated units. The subordinated units are convertible into common units on a one for one basis upon the occurrence of certain conditions.

At a second closing held on March 17, 2016, the Company purchased all of the membership interest of Rhino GP, and 945,526 subordinated units of Rhino from two holders thereof, for aggregate consideration of $1,000,000. The subordinated units purchased by the Company represented approximately 76.5% of the issued and outstanding subordinated units of Rhino, and when combined with the common units already owned by the Company, resulted in the Company owning approximately 55.4% of the outstanding Units of Rhino. Rhino GP is the general partner of Rhino, and in that capacity controls Rhino.

On March 21, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with Rhino, under which the Company purchased 6,000,000 newly issued common units of Rhino for $1.50 per common unit, for a total investment in Rhino of $9,000,000. Closing under the SPA occurred on March 22, 2016. The Company paid the purchase by making a cash payment of $2,000,000 and by issuing a promissory note in the amount of $7,000,000 to Rhino, which is payable without interest on the following schedule: $3,000,000 on or before July 31, 2016; $2,000,000 on or before September 30, 2016; and $2,000,000 on or before December 31, 2016. On May 13, 2016, the Company paid the $3,000,000 which was scheduled to be paid by July 31, 2016.

Rhino has the right to rescind the note installments due on September 30, 2016 and December 31, 2016 before such installments are paid in the event the disinterested members of Rhino’s board conclude that Rhino does not need the capital that would be provided by the installments. If Rhino elects to rescind either or both installments, the Company will be obligated to return for cancellation 1,333,334 common units for each installment. In the event Rhino fails to exercise its rescission rights as to the installments due on September 30, 2016 and December 31, 2016, Rhino will have an option to repurchase the common units represented by those installments at a price of $3.00 per common unit, which option may only be exercised in full and in cash as to each installment on or before December 31, 2017.

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

The promissory note is secured by a first lien on 4,666,667 of the common units issued under the SPA. The installment due on July 31, 2016 is with full recourse to the Company. The installments due on September 30, 2016 and December 31, 2016 are nonrecourse to the Company, and Rhino’s only recourse is to cancel the common units in the event of nonpayment of the promissory note.

On April 13, 2016, the Company acquired 114,814 subordinated units for $115. After issuing other new units during the period, the Company’s ownership became 84.5% of the common units and 85.8% of the subordinated units for a combined ownership of 84.6%.

Rhino’s common units currently trade on the OTCQB Marketplace under the symbol “RHNO.” Rhino’s common units previously traded on the NYSE until December 17, 2015, when the NYSE suspended trading after Rhino failed to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for its common units.

Rhino is a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. Rhino produces, processes and sells high quality coal of various steam and metallurgical grades. Rhino markets its steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for its metallurgical coal are primarily steel and coke producers who use its coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, Rhino manages and leases coal properties and collects royalties from those management and leasing activities. Rhino’s business includes investments in oilfield services for independent oil and natural gas producers and land-based drilling contractors in North America. The investments provide completion and production services, including pressure pumping, pressure control, flowback and equipment rental services, and also produce and sell natural sand for hydraulic fracturing.

Rhino has a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, Rhino controlled an estimated 363.6 million tons of proven and probable coal reserves, consisting of an estimated 310.1 million tons of steam coal and an estimated 53.5 million tons of metallurgical coal. In addition, as of December 31, 2015, Rhino controlled an estimated 436.8 million tons of non-reserve coal deposits.

At June 30, 2016, the Company’s investment in Rhino consists of $9,500,115 in cash and $4,000,000 in notes payable. The acquisition was completed in three steps as described above. The Company will engage an appraiser to value the assets acquired and the liabilities assumed that have not already been valued, at which time the value will be assigned to the specific assets and liabilities. The appraisal will be completed within the one year measurement period.

Rhino is a public partnership and as such maintains a reporting obligation to the SEC. The following table summarizes the assets and liabilities reported by Rhino, acquired by the Company on March 17, 2016 and included in the Company’s consolidated financial statements at June 30, 2016. The coal properties and the related asset retirement obligation have been determined by an appraiser. Other assets and liabilities will be adjusted when the related appraisal is completed.

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

Operating results for Rhino for the three and six months ended June 30, 2016 and 2015 are as follows. No adjustment has been made for the lower depreciable and depletable asset basis which resulted when the Company acquired control of Rhino.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues	$42,740	$56,765	$83,169	$112,949

Comprehensive (loss)	$(3,248)	$(8,156)	$(4,471)	$(12,041)

Operating results for Rhino for the three and six months ended June 30, 2016 and 2015, after giving effect to the lower depreciable and depletable asset basis which resulted when the Company acquired control of Rhino.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues	$42,740	$56,765	$83,169	$112,949

Comprehensive income (loss)	$1,277	$(8,156)	$6,037	$(12,041)

Blaze Mining Company, LLC Option Termination and Royalty Agreement

On May 29, 2015, the Company entered into an Option Agreement with Blaze Energy Corp. (“Blaze Energy”) to acquire all of the membership units of Blaze Mining Company, LLC (“Blaze Mining”), which is a wholly-owned subsidiary of Blaze. Under the Option Agreement, as amended, the Company had the right to complete the purchase through March 31, 2016 by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controlled operations for and had the right to acquire 100% ownership of Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia under a contract with Gary Partners, LLC, which owned the property. On February 22, 2016, the Company facilitated a series of transactions wherein: (i) Blaze Mining and Blaze Energy entered into an Asset Purchase Agreement to acquire substantially all of the assets of Gary Partners, LLC; (ii) Blaze Mining entered into an Assignment Agreement to assign its rights under the Asset Purchase Agreement to a third party; and (iii) the Company and Blaze Energy entered into an Option Termination Agreement, as amended, whereby the following royalties granted to Blaze Mining under the Assignment Agreement were assigned to the Company: a $1.25 per ton royalty on raw coal or coal refuse mined or removed from the property, and a $1.75 per ton royalty on processed or refined coal or coal refuse mined or removed from the property (the “Royalties”). Pursuant to the Option Termination Agreement, the parties thereby agreed to terminate the Option Agreement by the issuance of 1,750,000 shares of the Company’s common stock to Blaze Energy in consideration for the payment by Blaze Energy of $350,000 to the Company and the assignment by Blaze Mining of the Royalties to the Company. The transactions closed on March 22, 2016.

Pursuant to an Advisory Agreement with East Coast Management Group, LLC (“ECMG”), the Company agreed to compensate ECMG $200,000 in cash; $0.175 of the $1.25 royalty on raw coal or coal refuse; and $0.25 of the $1.75 royalty on processed or refined coal for its services in facilitating the Option Termination Agreement.

The Company will engage an appraiser to value the assets acquired, at which time the value will be assigned to the specific assets. The appraisal will be completed within the one year measurement period. The transaction has been preliminarily valued based on the trading price of the Company’s common stock on March 22, 2016 as follows.

(thousands)
Royalty interests	$21,113
Cash received	350
Cash paid	(200)
Common stock issued	$21,263

4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Other prepaid expenses	$548	110
Prepaid insurance	2,495	-
Prepaid leases	57	-
Supply inventory	955	-
Deposits	164	-
Total Prepaid expenses and other	$4,219	$110

5 PROPERTY

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2016 and December 31, 2015 are summarized by major classification as follows:

	Useful Lives	June 30, 2016	December 31, 2015
		(in thousands)
Coal properties	1-15 Years	95,077	7,066
Total		95,077	7,066
Less accumulated depreciation, depleton and amortization		(1,508)	-
		$93,569	$7,066

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Depreciation, depletion and amortization expense for coal and oil and natural gas properties	1,434	-	1,687	-
Amortization expense for asset retirement costs	(19)	-	(26)	-
Amortization expense for intangible assets	25	18	42	18
Total depreciation, depletion and amortization	$1,440	$18	$1,703	$18

Asset Impairment - The Partnership’s Elk Horn coal leasing company is located in eastern Kentucky and provides the Partnership with coal royalty revenues from coal properties owned by Elk Horn and leased to third party operators. The ongoing weakness in the central Appalachia steam coal markets has adversely affected the price and demand for steam coal produced by operators that mine coal on the Elk Horn properties. Thus, Elk Horn’s royalty revenues have also declined as the operators produce less coal and prices for steam coal are depressed. During the second quarter of 2016, the Partnership received an inquiry from a third party interested in purchasing Elk Horn. Based upon the price offered by the third party and the continued deterioration of the central Appalachia steam coal markets that has adversely affected Elk Horn’s financial results, the Partnership decided to evaluate the Elk Horn assets for potential impairment as of June 30, 2016. The Partnership’s impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the third party. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, the Company recorded total asset impairment charges of approximately $13.3 million related to Coal properties for the three and six months ended June 30, 2016, which is recorded on the Loss on asset impairments line of the unaudited condensed consolidated statements of operations. Rhino recorded an impairment charge of $118.7 million in June 2016. Royal had recorded the majority of this impairment upon the acquisition of Rhino in March 2016 and as a result, Royal’s impairment adjustment amounted to $13.3 million.

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

Intangible assets as of June 30, 2016 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Trade Name	$140	$2	$138
Customer List	357	6	351
Contracts	101	35	66
	$598	$43	$555

Intangible assets as of December 31, 2015 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Contracts	$101	$1	$100
	$101	$1	$100

The Company considers the trade name and customer list intangible assets to have a useful life of twenty years and are amortized over their useful life on a straight line basis. The contract intangible asset has a useful life of two years and is amortized over the useful life on a straight-line basis.

Amortization expense for the six months ended June 30, 2016 and 2015 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at June 30, 2016:

	Trade	Customer
	Name	List	Contracts	Total
	(in thousands)
2016 (from July 1 to December 31)	$4	$12	$25	$41
2017	9	23	50	82
2018	9	23	-	32
2019	9	23	-	32
2020	9	23	-	32
	$40	$104	$75	$219

7 INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, the Company’s ability to exercise significant influence over the operating and financial policies of the investee and whether the Company is determined to be the primary beneficiary of a variable interest entity. Equity investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. Any losses from the Company’s equity method investments are absorbed by the Company based upon its proportionate ownership percentage. If losses are incurred that exceed the Company’s investment in the equity method entity, then the Company must continue to record its proportionate share of losses in excess of its investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

In December 2012, Rhino made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. Rhino accounted for the investment in the joint venture and results of operations under the equity method. In November 2014, Rhino contributed its interest in Muskie to Mammoth Energy Partners LP (“Mammoth”), which is discussed below.

In November 2014, Rhino contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies, which engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of Rhino’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, Rhino determined that the non-cash exchange of Rhino’s ownership interest in Muskie did not result in any gain or loss. As of June 30, 2016 and 2015, Rhino has recorded its investment in Mammoth of $1.9 million as a long-term asset, which Rhino records as a cost method investment based upon its ownership percentage. The Company has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, Rhino made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Company accounts for the investment in the joint venture and results of operations under the equity method. The Company recorded its proportionate share of the operating (loss) for Sturgeon for the three and six months ended June 30, 2016 of approximately ($26,000) and ($65,000), respectively. The Company has included the operating activities of Sturgeon in its Other category for segment reporting purposes.

8 OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Deposits and other	$154	$-
Debt issuance costs - net	2,555
Non-current receivable	23,908	-
Note receivable	2,064	-
Deferred expenses	234	-
Total other non-current assets	$28,915	$-

Debt issuance costs were included in Prepaid expenses and other current assets at the end of the prior quarter since the Company classified the Partnership’s Amended and Restated Senior Secured Credit Facility (“Credit Facility”) balance as a current liability prior to the fifth amendment to the Credit Facility completed in May 2016 and discussed further below. Debt issuance costs were $13.1 million as of June 30, 2016. Accumulated amortization of debt issuance costs were $10.5 million a as of June 30, 2016.

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

In March 2016, the Company entered into a fourth amendment of its Credit Facility that reduced the borrowing commitment to $80 million. As part of executing the fourth amendment to the Credit Facility, the Operating Company paid a fee of approximately $0.4 million to the lenders in March 2016, which was recorded as an addition to Debt issuance costs. The Company wrote-off approximately $0.2 million of its remaining unamortized debt issuance costs since the fourth amendment reduced the borrowing commitment under the Credit Facility.

In May 2016, the Company entered into a fifth amendment of its Credit Facility that reduced the borrowing commitment to $75 million. As part of executing the fifth amendment to the Credit Facility, the Operating Company paid a fee of approximately $1.2 million to the lenders in May 2016, which was recorded as an addition to Debt issuance costs. The Company wrote-off approximately $0.1 million of its remaining unamortized debt issuance costs since the fifth amendment reduced the borrowing commitment under the Credit Facility. See Note 11 for further information on the amendments to the Credit Facility.

The non-current receivable balance of $23.9 million as of June 30, 2016 consisted of the amount due from the Company’s workers’ compensation insurance providers for potential claims against the Company that are the primary responsibility of the Company, which are covered under the Company’s insurance policies. The $23.9 million is also included in the Company’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Company’s unaudited condensed consolidated statements of financial position. The Company presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Company’s results of operations or cash flows.

9 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Payroll, bonus and vacation expense	$1,557	$167
Non income taxes	3,924	49
Royalty expenses	1,466	-
Accrued interest	1,120	-
Health claims	839	-
Workers’ compensation & pneumoconiosis	1,150	-
Deferred revenues	1,800	-
Accrued insured litigation claims	302	-
Other	568	5
Total	$12,726	$221

The $0.3 million accrued for insured litigation claims as of June 30, 2016, consists of probable and estimable litigation claims that are the primary obligation of the Company. The amount accrued for litigation claims is also due from the Company’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Company’s unaudited condensed consolidated statements of financial position. The Company presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Company’s results of operations or cash flows.

10 NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Total related party notes payable	$404	$404

The related party notes payable have accrued interest of $16,215 at June 30, 2016 and $10,123 at December 31, 2015. The Company expensed $3,046 in interest from the related party loan in the three months ended June 30, 2016 and $6,092 in the six months ended June 30, 2016.

11 DEBT

Debt as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(thousands)

Senior secured credit facility with PNC Bank, N.A.	$37,750	$-
Convertible Promissory Notes	2,150	-
Other notes payable (Note 23)	2,763	-
Total	42,663	-
Less current portion	(2,438)	-
Long-term debt	40,225	-

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility (“Credit Facility”) with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the Credit Facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April 2015, March 2016 and May 2016, the Credit Facility was amended and the borrowing commitment under the facility was reduced to $75 million, with the amount available for letters of credit reduced to $30 million. Borrowings under the facility bear interest, which per the March 2016 amendment described further below, is based upon the current PRIME rate plus an applicable margin of 3.50%. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability. Borrowings on the Credit Facility are collateralized by all of the unsecured assets of the Partnership. The Credit Facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens and selling or assigning stock. The Partnership was in compliance with all covenants contained in the Credit Facility as of and for the twelve-month period ended June 30, 2016. Per the May 2016 amendment described further below, the Credit Facility is set to expire on July 31, 2017, with the possibility to extend the facility to December 31, 2017 if certain conditions are met.

In April 2015, the Partnership entered into a third amendment of its Credit Facility. The third amendment reduced the borrowing commitment under the Credit Facility to a maximum of $100 million and reduced the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by the Partnership consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitment under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce the commitment under the facility on a dollar-for-dollar basis. The third amendment limits the Partnership’s quarterly distributions to a maximum of $0.035 per unit unless (i) the pro forma leverage ratio of the Partnership, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removed the interest coverage ratio covenant and replaced it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ended September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by the Partnership, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and the borrowers’ available liquidity is at least $20 million. The third amendment does not permit the Partnership to issue any new equity of the Partnership unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under the Partnership’s long-term incentive plan are excluded from this requirement. The third amendment limits the amount of the Partnership’s capital expenditures to $20.0 million for fiscal year 2015 and limited capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, the Partnership may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million. As part of executing the third amendment to the Credit Facility, the Operating Company paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded in Debt issuance costs in Other non-current assets on the Company’s unaudited condensed consolidated statements of financial position. In addition, the Partnership recorded a non-cash charge of approximately $0.2 million to write-off a portion of its unamortized debt issuance costs since the third amendment reduced the borrowing commitment under the amended and restated senior secured credit facility, which was recorded in Interest expense on the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

In March 2016, the Partnership entered into a fourth amendment (the “Fourth Amendment”) of its Credit Facility. The Fourth Amendment amended the definition of change of control in the Credit Facility to permit Royal to purchase the membership interests of the General Partner and set the expiration of the facility to July 29, 2016. The Fourth Amendment reduced the borrowing capacity under the credit facility to a maximum of $80 million and reduced the amount available for letters of credit to $30 million. The Fourth Amendment eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and established the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminated the capability to make Swing Loans under the facility and eliminated the ability of the Partnership to pay distributions to its common or subordinated unitholders. The Fourth Amendment altered the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by the Partnership after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by the Partnership on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by the Partnership. The Fourth Amendment requires the Partnership to maintain minimum liquidity of $5 million and minimum EBITDA (as defined in the credit agreement), calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of the Partnership’s capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve-month basis. The Fourth Amendment requires the Partnership to provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the administrative agent.

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

Date of Reduction	Reduction Amount

September 30, 2016	The lesser of (i) $2 million or (ii) the positive difference (if any) of $2 million minus the proceeds from t he issuance of any Partnership equity (excluding any Royal equity contributions)

December 31, 2016	The lesser of (i) $2 million or (ii) the positive difference (if any) of $4 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

March 31, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $6 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

June 30, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $8 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

September 30, 2017	The lesser of (i) $2 million or (ii) the positive difference (if any) of $10 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

December 1, 2017	The lesser of (i) $1 million or (ii) the positive difference (if any) of $11 million minus the proceeds from the issuance of any Partnership equity (excluding any Royal equity contributions)

The Fifth Amendment requires that on or before March 31, 2017, the Partnership shall have solicited bids for the potential sale of certain non-core assets, satisfactory to the administrative agent, and provided the administrative agent, and any other lender upon its request, with a description of the solicitation process, interested parties and any potential bids. The Fifth Amendment limits any payments by the Partnership to the General Partner to: (i) the usual and customary payroll and benefits of the Partnership’s management team so long as the Partnership’s management team remains employees of the General Partner, (2) the usual and customary board fees of the General Partner, and (3) the usual and customary general and administrative costs and expenses of the General Partner incurred in connection with the operation of its business in an amount not to exceed $0.3 million per fiscal year. The Fifth Amendment limits asset sales to a maximum of $5 million unless the Partnership receives consent from the lenders. The Fifth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, as follows:

Period	Ratio

For the month ended April 30, 2016 through the month ended May 31, 2016	7.50 to 1.00

For the month ended June 30, 2016 through the month ending August 31, 2016	7.25 to 1.00

For the month ended September 30, 2016 through the month ended November 30, 2016	7.00 to 1.00

For the month ended December 31, 2016 through the month ended March 31, 2017	6.75 to 1.00

For the month ended April 30, 2017 through the month ended June 30, 2017	6.25 to 1.00

For the month ended July 31, 2017 through the month ended November 30, 2017	6.00 to 1.00

For the month ended December 31, 2017	5.50 to 1.00

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

At June 30, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $37.8 million at a variable interest rate of PRIME plus 3.50% (7.00% at June 30, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 5.00% at June 30, 2016. Based upon a maximum borrowing capacity of 7.25 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $6.7 million at June 30, 2016.

Convertible Promissory Notes - The Convertible Promissory Notes payable are due November 1, 2016, bear interest at the rate of 10% per annum and are convertible into the common stock of the Company at a $5.50 per share conversion price. The Convertible Promissory Notes can be converted at the option of the holder at any time and can be converted by the Company on the maturity date.

12 ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the period from acquisition, March 17, 2016 through June 30, 2016 and the year ended December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Balance at beginning of period (including current portion)	$-	$-
Acquired	28,200	-
Accretion expense	382
Liabilities settled	(72)	-
	28,510	-
Less current portion of asset retirement obligation	(1,646)	-
Long-term portion of asset retirement obligation	$26,864	$-

13 STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 500,000,000 shares of Common Stock, par value $0.00001 per share, and 10,000,000 shares of Preferred Stock.

Series A preferred stock

The Company’s board is authorized, without further stockholder approval, to issue Preferred Stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

The Board has authorized one series of Preferred Stock, which is known as the “Series A Preferred Stock,” for 100,000 shares. The certificate of designation of the Series A Preferred Stock provides: the holders of Series A preferred stock shall be entitled to receive dividends when, as and if declared by the board of directors of the Company; participates with common stock upon liquidation; convertible into one share of common stock; and has voting rights such that the Series A preferred stock shall have an aggregate voting right for 54% of the total shares entitled to vote.

At June 30, 2016 and December 31, 2015, 51,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $0.00001. At June 30, 2016, 16,714,421 shares were issued and outstanding and at December 31, 2015, 14,823,827 shares were issued and outstanding.

During the six months ended June 30, 2016, the Company issued shares of common stock in the following transactions:

●	On February 5, 2016, the Company issued 37,500 shares in exchange for $300,000 in cash.

●	On February 17, 2016, the Company issued 11,608 shares each to William Tuorto and Brian Hughs, executive officers, in exchange for accrued compensation in the amount of $125,832 each.

●	On March 1, 2016, the Company issued 4,878 shares to Ronald Phillips, president, in exchange for a $50,000 bonus pursuant to his employment contract.

●	On March 22, 2016, the Company issued 1,750,000 restricted shares in exchange for the Blaze Mining royalties. (See Note 3).

●	On April 13, 2016, the Company issued 62,500 shares in exchange for $500,000 in cash.

●	On May 17, 2016, the Company issued 12,500 shares in exchange for $100,000 in cash.

14 RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. (See Note 10) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing demand promissory note. The total amount owed to E-Starts at June 30, 2016 and December 31, 2015 was $403,593, plus accrued interest.

E-Starts, in addition to the two notes, advanced money to the Company for use in paying certain obligations of the Company.

GS Energy, LLC is owned by Ian and Gary Ganzer (See Note 18) and is a creditor of Blue Grove.

The details of the due to related party account are summarized as follows:

	June 30, 2016	December 31, 2015
	(thousands)
Due to E-Starts Money Co
Expense advances	$11	$11
Accrued interest	16	13
	27	24
Due to GS Energy, LLC	18	18
Due to Gary Ganzer	9	-
	$54	$42

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston Coal, LLC (“Wellston”) by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until December 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). The Company plans to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan is pursuant to a Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement (currently extended until December 31, 2016), and collateralized by a Deed of Trust on the Wellston Property. The Company’s President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

The Company had advances and accrued interest pursuant to its related party note receivable from Wellston with an aggregate amount of up to $500,000, which bears interest at 12% per annum and is collateralized by a deed of trust on the mineral interests. The principal amount of the loan and related accrued interest follows:

	June 30, 2016	December 31, 2015
	(thousands)
Principal	$53	$53
Accrued interest	5	2
	$58	$55

15 EMPLOYEE BENEFITS

Stock option plan - The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards under each Plan. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at June 30, 2016. 95,597 shares were issued from the Employee, Consultant and Advisor Stock Compensation Plan during the four months ended December 31, 2015 and 28,094 shares were issued during the six months ended June 30, 2016. As of June 30, 2016, there are 1,000,000 shares available under the Stock Option Plan and 876,309 shares available under the Employee, Consultant and Advisor Stock Compensation Plan. The shares issued under the Employee, Consultant and Advisor Stock Compensation Plan were expensed at their market value on the date of issuance.

401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the period owned by the Company, the two weeks ended March 31, 2016 and the three months ended June 30, 2016 is included in Cost of operations and Selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(thousands)		(thousands)
401(k) plan expense	$405	$-	$456	$-

16 OPTION AGREEMENT

Wellston Coal, LLC

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston by issuing 500,000 shares of the Company’s common stock by September 1, 2015 (extended until December 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). The Company plans to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan is pursuant to a Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement (currently extended until December 31, 2016), and collateralized by a Deed of Trust on the Wellston Property. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston.

17 EQUITY-BASED COMPENSATION

In October 2010, the Rhino GP established the Rhino Long-Term Incentive Plan (the “Plan” or “LTIP”). The Plan is intended to promote the interests of the Partnership by providing to the employees, consultants and directors of Rhino GP, the Partnership or affiliates of either incentive compensation awards to encourage superior performance. The LTIP provides for grants of restricted units, unit options, unit appreciation rights, phantom units, unit awards, and other unit-based awards.

As of June 30, 2016, Rhino GP had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters from 2012 through 2015 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of Rhino GP has historically elected to pay some of the awards in cash in lieu of issuing common units.

As discussed in Note 1, on March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP as well as 9,455,252 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction, which constituted a change in control of the Partnership. The language in the Partnership’s phantom unit and restricted unit grant agreements states that all outstanding, unvested units will become immediately vested upon a change in control. The Company recognized approximately $10,000 of expense from the changing control vesting of these units.

During the three months ended June 30, 2016, the General Partner granted fully vested units of the Partnership to its board of directors as well as certain members of management. The Company recognized approximately $0.6 million of expense for the three months ended June 30, 2016 in relation to the units granted.

18 COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2016, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016 Q3-Q4	1,702	13
2017	1,826	4
2018	414	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2016 are included in Cost of operations in the unaudited condensed consolidated statements of operations for the period owned by the Company were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2016
	(thousands)
Lease expense	$1,049	$1,204
Royalty expense	2,606	3,085

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the six months ended June 30, 2016.

The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest.

Blue Grove Coal, LLC (“Blue Grove”). On June 10, 2015, the Company acquired Blue Grove in exchange for 350,000 shares of its common stock. Blue Grove was owned 50% by Ian Ganzer, our chief operating officer, and 50% by Gary Ganzer, Ian Ganzer’s father (the “Members”). Simultaneous with the Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by the Members. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Management Agreement with GS Energy to Black Oak. In consideration, Black Oak was entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy. Subsequently, the agreement with Black Oak was amended to provide that Black Oak was entitled to 100% of the first $400,000 and 50% of the next $1,000,000, for a maximum of $900,000 of net profits generated by the mining of the coal properties of GS Energy.

The Members have an option to purchase the membership interests in Blue Grove from the Company. If exercised between ten and sixteen months after closing, the exercise price of the option is $50,000 less any dividends received on the shares of common stock issued in the acquisition, plus 90% of the shares issued to acquire Blue Grove. If exercised between sixteen and twenty-four months after closing, the exercise price of the option is 80% of the shares issued to acquire Blue Grove. The call option will terminate when (i) the parties agree it has terminated, (ii) when the Company pays the Members at least $1,900,000 to acquire their shares of common stock, or (iii) when a comparable option granted to the Members with respect to common stock issued to them to acquire GS Energy is terminated. The Company also has an option to sell the Blue Grove membership interests back to the Members. If exercised between ten and sixteen months after closing, the exercise price of the Company’s option is 90% of the common stock issued to the Ganzers to acquire Blue Grove. If exercised between sixteen and twenty-four months after closing, the exercise price of the Company’s option is 80% of the common stock issued to the Members to acquire Blue Grove.

On December 23, 2015, the Company and the Members entered into an Amendment to Securities Exchange Agreement (“Amendment”) originally entered into on June 8, 2015. Pursuant to the Amendment, the consideration for the acquisition of Blue Grove was reduced from 350,000 shares of the Company’s common stock to 10,000 shares. See Note 3.

On June 10, 2015, the Company also entered into a Securities Purchase Agreement to acquire GS Energy for shares of common stock with a market value of $9,600,000 provided that the Company issue a minimum of 1,250,000 shares of its common stock and a maximum of 1,750,000 shares. Closing under the Securities Exchange Agreement was subject to the successful completion of a financial audit of GS Energy and due diligence. GS Energy owns and leases approximately 6,000 net acres of coal and coalbed methane mineral rights and a surface coal mine in McDowell County, West Virginia. In December 2015, the Securities Exchange Agreement to acquire GS Energy was voluntarily terminated by the parties. The Company is in further negotiations to acquire GS Energy.

Commencement of Private Offerings - In order to fund existing operations and the contemplated acquisitions, on February 1, 2016, the Company commenced a private offering (the “Offering”), of up to 2,187,500 shares of its common stock at $8.00 per share, for aggregate proceeds of $17,500,000. The Offering is being made exclusively to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Offering will not be registered under the Securities Act or applicable state securities laws by virtue of the “private placement” exemption set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act. As of June 30, 2016, a total of 112,500 shares had been sold for aggregate proceeds of $900,000.

In April 2016, the Company commenced a private offering of convertible promissory notes. Each note bears interest at 10% per annum. All principal and interest is due and payable in full on November 1, 2016 unless the note is converted into common stock. The notes are convertible into common stock at $5.50 per share at any time by the holder, and on the maturity date by the Company. The Company sold $2,150,000 of notes through June 30, 2016.

19 MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	June 30, 2016	March 17, 2016 to
	Receivable	June 30,
	Balance	2016 Sales
	(thousands)
PPL Corporation	$1,274	$12,757
PacifiCorp Energy	1,009	5,853
Big Rivers Electric Corporation	686	5,808

20 FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Company’s Credit Facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Company. The fair value of the Company’s Credit Facility approximates the carrying value at June 30, 2016.

As of June 30, 2016, the Company had a nonrecurring fair value measurement related to its Ek Horn asset impairment described in Note 5, which was a Level 2 measurement.

21 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2016 excludes approximately $1.2 million of property additions, which are recorded in accounts payable.

22 SEGMENT INFORMATION

The Company produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Company sells primarily to electric utilities in the United States. The Company also leases coal reserves to third parties in exchange for royalty revenues. For the three and six months ended June 30, 2016, the Company had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

The Company’s other category is comprised of the Company’s ancillary businesses, its remaining oil and natural gas activities and its corporate overhead. The Company has not provided disclosure of total expenditures by segment for long-lived assets, as the Company does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Company’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Company’s chief operating decision maker.

Prior to the acquisition of Rhino on March 17, 2016, the Company did not have reportable segments, accordingly, no disclosure is presented for 2015.

Reportable segment results of operations for the three months ended June 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(thousands)
Total revenues	$6,756	$11,581	$8,324	$16,000	$79	$42,740
DD&A	410	195	337	448	50	1,440
Interest expense	696	101	102	256	612	1,767
Net income (loss) from operations	(15,497)	2,474	1,037	672	(1,408)	(12,722)

Reportable segment results of operations for the six months ended June 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization) (Rhino is only included from its date of acquisition of March 17, 2016)

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(thousands)
Total revenues	$7,785	$13,518	$9,972	$18,628	$95	$49,998
DD&A	489	219	396	527	73	1,704
Interest expense	797	117	117	293	783	2,107
Net income (loss) from operations	(15,469)	2,796	1,115	1,011	(1,926)	(12,473)

23 SUBSEQUENT EVENTS

On July 7, 2016, the Company executed an agreement with the third party that held the approximately $2.8 million of other notes payable, as listed in Note 11, to settle the debt for $1.1 million of cash consideration. The Company paid the $1.1 million in July 2016 and will recognize an approximate $1.7 million gain from the extinguishment of this debt.

For the quarter ended June 30, 2016, the Partnership continued the suspension of the cash distribution for its common units, which was initially suspended for the quarter ended June 30, 2015. No distribution will be paid for common or subordinated units for the quarter ended June 30, 2016. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership’s limited partnership agreement. The Partnership initially lowered its quarterly common unit distribution below the minimum level of $0.445 per unit with the quarter ended September 30, 2014. Thus, the Partnership’s distributions for each of the quarters ended September 30, 2014 through the quarter ended June 30, 2016 were below the minimum level and the current amount of accumulated arrearages as of June 30, 2016 related to the common unit distribution was approximately $114.2 million.

On July 29, 2016, the Company’s board approved the filing of an Amended and Restated Certificate of Incorporation. The Amended and Restated Certificate of Incorporation consolidates a number of prior amendments to the Company’s Certificate of Incorporation, but does not result in any change to the provisions of its Certificate of Incorporation. On July 29, 2016, the Company’s board. approved Amended and Restated By-Laws for the Company. The new By-Laws add a variety of provisions designed to facilitate the Company’s satisfaction of corporate governance standards applicable to companies listed on registered exchanges, such as NASDAQ, including provisions relating to stockholder proposals, director nominations, and board committees.

On August 9, 2016, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of common stock, warrants and units (consisting of combinations of common stock and warrants) for future issuance.

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

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. In April 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. In June 2015, the Company completed the acquisition of Blue Grove Coal, LLC, a licensed operator of a coal mine owned by GS Energy, LLC. See below regarding acquisition of majority control of Rhino Resource Partners, LP. See Notes 3, 16 and 18 to the consolidated financial statements for additional completed and planned acquisitions.

Current management of the Company acquired control of the Company in March 2015, with the goal of using the Company as a vehicle to acquire undervalued natural resource assets. The Company has raised approximately $8.4 million through the sale of shares of common stock in private placements, and is currently evaluating a number of possible acquisitions of operating coal mines and non-operating coal assets. There are currently many coal assets for sale at attractive prices due to distress conditions in the coal industry. The distressed conditions are mainly due to new environmental regulations, which have increased operating costs for coal operators, and have encouraged coal buyers to switch to less costly energy sources, such as natural gas. The resulting drop in demand from coal buyers has caused the price of coal to decline considerably, and caused bankruptcy filings by many of the major coal operators. Despite the current distress in the industry, industry experts still predict that coal will supply a significant percentage of the nation’s energy needs for the foreseeable future, and thus overall demand for coal will remain significant. Management believes there are a number of attractive acquisition candidates in the coal industry which can be operated profitably at current prices and under the current regulatory environment.

Royal Energy Resources, Inc. Purchase of Majority Control of Rhino Resource Partners, LP

On January 21, 2016, a definitive agreement was completed between Royal and Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) whereby Royal acquired 676,912 of Rhino’s issued and outstanding common units from Wexford. The definitive agreement also included a commitment by Royal to acquire within 60 days from the date of the definitive agreement, or March 21, 2016, of all of the issued and outstanding membership interests of Rhino GP LLC (Rhino GP”), Rhino’s general partner, as well as 945,526 of Rhino’s issued and outstanding subordinated units from Wexford.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP as well as the 945,526 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in Rhino with the completion of this transaction. Immediately subsequent to the consummation of the transaction, the following members of the board of directors of the Partnership’s general partner tendered their resignations effective immediately: Mark Zand, Philip Braunstein, Ken Rubin, Arthur Amron, Douglas Lambert and Mark Plaumann. As the owner of the Partnership’s general partner, Royal has the right to appoint the members of the board of directors of the Partnership’s general partner and so appointed the following individuals as new directors to fill the vacancies resulting from the resignations: William Tuorto, Ronald Phillips, Michael Thompson, Ian Ganzer, Douglas Holsted, Brian Hughs and David Hanig.

On March 21, 2016, Rhino and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 6,000,000 of its common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid Rhino $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On May 13, 2016, the Company paid the $3,000,000 installment which was due on July 31, 2016.

In the event the disinterested members of the board of directors of Rhino’s general partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, Rhino has the option to rescind Royal’s purchase of 1,333,334 common units and the applicable installment will not be payable (each, a “Rescission Right”). If Rhino fails to exercise a Rescission Right, in each case, Rhino has the option to repurchase 1,333,334 of its common units at $3.00 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that Rhino has entered into an agreement to extend the Credit Facility, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance cancelled divided by $1.50.

Overview after Rhino Acquisition

We are a diversified energy company that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from those management and leasing activities. In addition, we have expanded our business to include infrastructure support services, as well as other joint venture investments to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, Rhino controlled an estimated 363.6 million tons of proven and probable coal reserves, consisting of an estimated 310.1 million tons of steam coal and an estimated 53.5 million tons of metallurgical coal. In addition, as of December 31, 2015, Rhino controlled an estimated 436.8 million tons of non-reserve coal deposits.

We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

Our principal business strategy is to safely, efficiently and profitably produce, sell and lease both steam and metallurgical coal from our diverse asset base in order to enable Rhino to resume, and, over time, increase its quarterly cash distributions. In addition, we intend to continue to expand and potentially diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash available for distribution and enhance stability of our cash flow.

For the three and six months ended June 30, 2016, Rhino generated revenues of approximately $42.8 million and $83.2 million, respectively, and it generated net losses of approximately $121.9 million and $123.2 million, respectively. For the three months ended June 30, 2016, Rhino produced and sold approximately 0.8 million tons of coal, of which approximately 96% were sold pursuant to supply contracts. For the six months ended June 30, 2016, Rhino produced and sold approximately 1.6 million tons of coal, of which approximately 95% were sold pursuant to supply contracts. Rhino recorded an impairment charge of $118.7 million in June 2016, as discussed below. Royal adjusted its basis in Rhino’s assets upon the acquisition of Rhino in March 2016 and as a result, Royal’s impairment adjustment amounted to $13.3 million in the three months ended June 30, 2016.

Current Liquidity and Outlook

As of June 30, 2016, Rhino’s available liquidity was $6.7 million, which consisted of the amount available under its Credit Facility dated July 29, 2011 (as amended and restated, the “Credit Facility”). On May 13, 2016, Rhino entered into a fifth amendment of the Credit Facility (the “Fifth Amendment”), which extends the term to July 31, 2017 (see “—Liquidity and Capital Resources—Credit Facility” for further details of the Fifth Amendment).

Prior to Rhino’s entry into the Fifth Amendment, it was unable to demonstrate that it had sufficient liquidity to operate its business over the subsequent twelve months and thus, substantial doubt was raised about its ability to continue as a going concern. Accordingly, its independent registered public accounting firm included an emphasis paragraph with respect to its ability to continue as a going concern in its report on Rhino’s consolidated financial statements for the year ended December 31, 2015. The presence of the going concern emphasis paragraph in its auditors’ report may have an adverse impact on its relationship with third parties with whom it does business, including its customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, its business, results of operations, financial condition and prospects could be materially adversely affected.

Given the continued weak demand and low prices for met and steam coal, Rhino may not be able to continue to give the required representations or meet all of the covenants and restrictions included in its Credit Facility. If Rhino violates any of the covenants or restrictions in its Credit Facility, including the maximum leverage ratio and minimum EBITDA requirements, some or all of its indebtedness may become immediately due and payable, and its lenders’ commitment to make further loans to Rhino may terminate. If Rhino is unable to give a required representation or it violates a covenant or restriction, then it will need a waiver from its lenders in order to continue to borrow under its Credit Facility. Although we believe Rhino’s lenders loans are well secured under the terms of its Credit Facility, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause Rhino to further curtail its operations and reduce its spending and to alter its business plan. Rhino may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of its liquidity constraints, it may be required to pursue such an option at an inopportune time. If it is not able to fund its liquidity requirements for the next twelve months, it may not be able to continue as a going concern. For more information about Rhino’s liquidity and its credit facility, please read “—Liquidity and Capital Resources.”

Rhino continues to take measures, including the suspension of cash distributions on its common and subordinated units and cost and productivity improvements to enhance and preserve its liquidity so that it can fund its ongoing operations and necessary capital expenditures and meet its financial commitments and debt service obligations.

Recent Developments

Asset Impairment

The Partnership’s Elk Horn coal leasing company is located in eastern Kentucky and provides the Partnership with coal royalty revenues from coal properties owned by Elk Horn and leased to third party operators. The ongoing weakness in the central Appalachia steam coal markets has adversely affected the price and demand for steam coal produced by operators that mine coal on the Elk Horn properties. Thus, Elk Horn’s royalty revenues have also declined as the operators produce less coal and prices for steam coal are depressed. During the second quarter of 2016, the Partnership received an inquiry from a third party interested in purchasing Elk Horn. Based upon the price offered by the third party and the continued deterioration of the central Appalachia steam coal markets that has adversely affected Elk Horn’s financial results, the Partnership decided to evaluate the Elk Horn assets for potential impairment as of June 30, 2016. The Partnership’s impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the third party. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, the Company recorded total asset impairment charges of approximately $13.3 million related to Coal properties for the three and six months ended June 30, 2016, which is recorded on the Asset impairments line of the unaudited condensed consolidated statements of operations. Rhino recorded an impairment charge of $118.7 million in June 2016. Royal had recorded the majority of this impairment upon the acquisition of Rhino in March 2016 and as a result, Royal’s impairment adjustment amounted to $13.3 million.

Fourth and Fifth Amendments to Credit Facility

On March 17, 2016, the Operating Company, as borrower, and the Partnership and certain of its subsidiaries, as guarantors, entered into an amendment (the “Fourth Amendment”) of our Credit Facility. The Fourth Amendment amended the definition of change of control in our Credit Facility to permit Royal to purchase the membership interests of the Partnership’s general partner.

On May 13, 2016, the Operating Company, as borrower, and the Partnership and certain of its subsidiaries, as guarantors, entered into the Fifth Amendment of the Credit Facility, which extended the term to July 31, 2017 (see “—Liquidity and Capital Resources— Credit Facility” for further details of the Fourth and Fifth Amendments).

Suspension and Delisting of Common Units from the New York Stock Exchange (“NYSE”)

As previously disclosed, on December 17, 2015, the NYSE notified Rhino that that the NYSE had determined to commence proceedings to delist its common units from the NYSE as a result of its failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for its common units. The NYSE also suspended the trading of its common units at the close of trading on December 17, 2015.

On January 4, 2016, Rhino filed an appeal with the NYSE to review the suspension and delisting determination of its common units. The NYSE held a hearing regarding Rhino’s appeal on April 20, 2016 and affirmed its prior decision to delist Rhino’s common units.

On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist Rhino’s common units and terminate the registration of its common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. The Partnership’s common units continued to trade on the OTCQB Marketplace under the ticker symbol “RHNOD” until May 16, 2016, at which time the OTCQB ticker symbol reverted to “RHNO.”

Rhino is exploring the possibility of listing its common units on the NASDAQ Stock Market (“NASDAQ”), pending its capability to meet the NASDAQ initial listing standards.

Reverse Unit Split

On April 18, 2016, Rhino completed a 1-for-10 reverse split on its common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit. The reverse unit split was intended to increase the market price per unit of Rhino’s common units in order to comply with the NYSE’s continued listing standards. All references to units are on a post split basis.

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the current quarter ended June 30, 2016, Rhino has suspended the cash distribution for its common units. For the quarters ended September 30, 2014 and December 31, 2014, Rhino announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, Rhino announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the historical quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect Rhino’s cash flow.

Rhino’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in its limited partnership agreement. Since the distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and Rhino suspended the distribution for the quarters ended June 30, 2015 through June 30, 2016, Rhino has accumulated arrearages at June 30, 2016 related to the common unit distribution of approximately $114.2 million.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of June 30, 2016, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016 Q3-Q4	1,702	13
2017	1,826	4
2018	414	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Consolidated Information

As noted above, the Company completed the acquisition of a majority of Rhino on March 17, 2016. Accordingly, the Company began consolidating the operations of Rhino on that date. The following summarizes the financial statements of Royal for the three and six months ended June 30, 2016 and June 30, 2015, which includes the results of operation of Rhino from the date that the Company acquired majority control, as adjusted for changes in the fair value of certain Rhino assets as of the date of the transaction. During the three and six months ended June 30, 2016, the Company’s only operating activities consisted of Rhino.

For an in-depth discussion of the results of Rhino for the three and six months ended June 30, 2016 and 2015, without including any adjustment to the fair value of Rhino’s assets as of the transaction date, except for the $13.3 million impairment charge of Rhino’s Elk Horn assets, see “Results of Operations of Rhino” herein.

Our revenues for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
REVENUES:
Coal sales	$39,106	$147	$45,684	$147
Freight and handling revenues	581	-	682	-
Other revenues	3,053	-	3,632	-
Total revenues	$42,740	$147	$49,998	$147

Our costs and expenses for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, delpletion and amortization shown separately below)	$33,860	$147	$37,854	$147
Freight and handling costs	516	-	603	-
Depreciation, depletion and amortization	1,440	18	1,703	18
Asset impairment	13,300	-	13,300	-
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,587	204	6,876	223
Total costs and expenses	$53,703	$369	$60,336	$388

Interest and other expense/(income) for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
INTEREST AND OTHER EXPENSE/(INCOME):
Interest expense - related party	$3	$2	$6	$3
Interest expense - other	1,764	-	2,104	-
Interest income - related party	(2)	-	(3)	-
Interest income - other	(31)	-	(37)	-
Marketable securities	-	-	-	2
Equity in net loss/(income) of unconsolidated affiliates	26	-	65	-
Total costs and expenses	$1,760	$2	$2,135	$5

Results of Operations of Rhino

The following information shows the results of operation of Rhino for each period presented. The results have not been adjusted to give effect to the lower depreciation, depletion and amortization which resulted when Royal revalued Rhino’s property, plant and equipment. However, for purposes of reflecting the impairment charge related to Rhino’s Elk Horn properties recorded in June 2016, the information which follows has been adjusted to reflect the lower basis in the assets resulting in a $13.3 million impairment charge.

In this section “Results of Operations of Rhino”, the terms “Rhino,” “we” and “our” refer exclusively to Rhino unless specifically indicated otherwise.

As of June 30, 2016, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of June 30, 2016, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of June 30, 2016. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of June 30, 2016. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Statement of Operations Data:
Total revenues	$42.8	$56.9	$83.2	$113.0
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	33.9	47.4	63.3	93.6
Freight and handling costs	0.5	0.7	1.1	1.2
Depreciation, depletion and amortization	5.9	8.6	12.2	17.4
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.6	5.1	9.0	9.5
Loss on asset impairments	13.3	2.2	13.3	2.2
(Gain) on sale/disposal of assets-net	-	-	(0.3)	-
(Loss) from operations	(15.4)	(7.1)	(15.4)	(10.9)
Interest and other (expense)/income:
Interest expense	(1.7)	(1.3)	(3.3)	(2.3)
Interest income	-	-	-	-
Equity in net (loss)/income of unconsolidated affiliates	-	0.1	(0.1)	0.3
Total interest and other (expense)	(1.7)	(1.2)	(3.4)	(2.0)
Net (loss) from continuing operations	(17.1)	(8.3)	(18.8)	(12.9)
Net income from discontinued operations	-	-	-	0.7
Net (loss)	$(17.1)	$(8.3)	$(18.8)	$(12.2)

Other Financial Data
Adjusted EBITDA from continuing operations	$3.9	$3.9	$10.1	$9.4
Net income from discontinued operations	-	-	-	0.7
Total Adjusted EBITDA	$3.9	$3.9	$10.1	$10.1

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary. For the three months ended June 30, 2016, our total revenues decreased to $42.8 million from $56.9 million for the three months ended June 30, 2015, which is a 24.8% decrease. We sold approximately 0.8 million tons of coal for the three months ended June 30, 2016, which is a 18.5% decrease compared to the tons of coal sold for the three months ended June 30, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in worldwide steel production due to ongoing global economic weakness, particularly in China.

Net loss from continuing operations decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. We generated a net loss from continuing operations of approximately $17.1 million for the three months ended June 30, 2016 compared to a net loss from continuing operations of approximately $8.3 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, our total net loss from continuing operations was impacted by an asset impairment charge of $13.3 million related to our Elk Horn coal leasing company discussed earlier. For the three months ended June 30, 2015, our total net loss from continuing operations was impacted by an asset impairment charge of $2.2 million related to our Cana Woodford mineral rights discussed earlier.

Adjusted EBITDA from continuing operations was $3.9 million for the three months ended June 30, 2016 and $3.9 million for the three months ended June 30, 2015.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2016	June 30, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	88.2	233.3	(145.1)	(62.2%)
Northern Appalachia	161.2	252.8	(91.6)	(36.2%)
Rhino Western	215.1	268.2	(53.1)	(19.8%)
Illinois Basin	333.5	224.8	108.7	48.3%
Total *	798.0	979.1	(181.1)	(18.5%)

*	Calculated percentages and the rounded totals presented are based upon actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 0.8 million tons of coal for the three months ended June 30, 2016, which was a 18.5% decrease compared to the three months ended June 30, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 62.2% to approximately 0.1 million tons for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a decrease in steam coal tons sold in the three months ended June 30, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 36.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 19.8% for the three months ended June 30, 2016 compared to the same period in 2015 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 48.3% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2016	June 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$5.6	$13.7	$(8.1)	(59.4%)
Freight and handling revenues	-	-	-	n/a
Other revenues	1.2	5.3	(4.1)	(77.6%)
Total revenues	$6.8	$19.0	$(12.2)	(64.5%)
Coal revenues per ton*	$63.03	$58.65	$4.38	7.5%
Northern Appalachia
Coal revenues	$9.2	$14.3	$(5.1)	(35.7%)
Freight and handling revenues	0.6	0.7	(0.1)	(13.0%)
Other revenues	1.8	1.8	-	2.2%
Total revenues	$11.6	$16.8	$(5.2)	(30.9%)
Coal revenues per ton*	$57.21	$56.77	$0.44	0.8%
Rhino Western
Coal revenues	$8.3	$10.1	$(1.8)	(17.4%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$8.3	$10.1	$(1.8)	(17.5%)
Coal revenues per ton*	$38.70	$37.59	$1.11	3.0%
Illinois Basin
Coal revenues	$16.0	$10.4	$5.6	54.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	0.2	(0.2)	n/a
Total revenues	$16.0	$10.6	$5.4	51.2%
Coal revenues per ton*	$47.98	$46.07	$1.91	4.1%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.1	0.3	(0.2)	(75.5%)
Total revenues	$0.1	$0.3	$(0.2)	(75.5%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$39.1	$48.5	$(9.4)	(19.3%)
Freight and handling revenues	0.6	0.7	(0.1)	(13.0%)
Other revenues	3.1	7.6	(4.5)	(60.0%)
Total revenues	$42.8	$56.8	$(14.0)	(24.7%)
Coal revenues per ton*	$49.01	$49.51	$(0.50)	(1.0%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the three months ended June 30, 2016 decreased by approximately $9.4 million, or 19.3%, to approximately $39.1 million from approximately $48.5 million for the three months ended June 30, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Central Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton were $49.01 for the three months ended June 30, 2016, a decrease of $0.50, or 1.0%, from $49.51 per ton for the three months ended June 30, 2015. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $8.1 million, or 59.4%, to approximately $5.6 million for the three months ended June 30, 2016 from approximately $13.7 million for the three months ended June 30, 2015. This decrease was primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment increased by $4.38, or 7.5%, to $63.03 per ton for the three months ended June 30, 2016 as compared to $58.65 for the three months ended June 30, 2015, primarily due to a higher mix of higher priced met coal tons sold as steam coal tons decreased year-to-year due to ongoing weak demand for steam coal from this region.

For our Northern Appalachia segment, coal revenues were approximately $9.2 million for the three months ended June 30, 2016, a decrease of approximately $5.1 million, or 35.7%, from approximately $14.3 million for the three months ended June 30, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due weak demand for coal from the Northern Appalachia region during the three months ended June 30, 2016. Coal revenues per ton for our Northern Appalachia segment was primarily flat at $57.21 per ton for the three months ended June 30, 2016 as compared to $56.77 per ton for the three months ended June 30, 2015.

For our Rhino Western segment, coal revenues decreased by approximately $1.8 million, or 17.4%, to approximately $8.3 million for the three months ended June 30, 2016 from approximately $10.1 million for the three months ended June 30, 2015, primarily due to an increase in tons sold due to decreased customer demands at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment were $38.70 for the three months ended June 30, 2016, an increase of $1.11, or 3.0%, from $37.59 for the three months ended June 30, 2015. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended June 30, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $16.0 million for the three months ended June 30, 2016 increased by approximately $5.6 million, or 54.5%, compared to $10.4 million for the three months ended June 30, 2015. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $47.98 for the three months ended June 30, 2016, an increase of $1.91, or 4.1%, from $46.07 for the three months ended June 30, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category decreased to approximately $0.1 million for the three months ended June 30, 2016 as compared to approximately $0.3 million for the three months ended June 30, 2015. This decrease in revenue was primarily due to the decreased business activity in our ancillary businesses and oil and natural gas investments.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended June 30, 2016	Three months ended June 30, 2015	Increase (Decrease) %*
Met coal tons sold	30.7	48.4	(36.6%)
Steam coal tons sold	57.5	184.9	(68.9%)
Total tons sold	88.2	233.3	(62.2%)

Met coal revenue	$2,569	$3,961	(35.1%)
Steam coal revenue	$2,990	$9,718	(69.2%)
Total coal revenue	$5,559	$13,679	(59.4%)

Met coal revenues per ton	$83.72	$81.83	2.3%
Steam coal revenues per ton	$51.99	$52.57	(1.1%)
Total coal revenues per ton	$63.03	$58.65	7.5%

Met coal tons produced	41.8	77.7	(46.2%)
Steam coal tons produced	70.2	188.5	(62.8%)
Total tons produced	112.0	266.2	(57.9%)

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2016	June 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$3.0	$12.8	$(9.8)	(76.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.7	3.4	(1.7)	(49.7%)
Selling, general and administrative	3.7	4.7	(1.0)	(20.7%)
Cost of operations per ton*	$33.95	$54.95	$(21.00)	(38.2%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.8	$11.7	$(3.9)	(32.9%)
Freight and handling costs	0.5	0.7	(0.2)	(23.0%)
Depreciation, depletion and amortization	0.8	2.0	(1.2)	(58.6%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$48.66	$46.26	$2.40	5.2%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.4	$9.2	$(2.8)	(30.7%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.4	1.6	(0.2)	(13.3%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$29.54	$34.16	$(4.62)	(13.5%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.8	$10.9	$2.9	25.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.9	1.4	0.5	30.0%
Selling, general and administrative	0.1	-	0.1	n/a
Cost of operations per ton*	$41.38	$48.74	$(7.36)	(15.1%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$2.9	$2.7	$0.2	6.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.2	(0.1)	(25.6%)
Selling, general and administrative	0.8	0.4	0.4	50.0%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$33.9	$47.3	$(13.4)	(28.4%)
Freight and handling costs	0.5	0.7	(0.2)	(23.0%)
Depreciation, depletion and amortization	5.9	8.6	(2.7)	(31.0%)
Selling, general and administrative	4.6	5.1	(0.5)	(9.8%)
Cost of operations per ton*	$42.43	$48.33	$(5.90)	(12.2%)

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

Cost of Operations. Total cost of operations was $33.9 million for the three months ended June 30, 2016 as compared to $47.3 million for the three months ended June 30, 2015. Our cost of operations per ton was $42.43 for the three months ended June 30, 2016, a decrease of $5.90, or 12.2%, from the three months ended June 30, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia as we reduced production in these regions in response to weak market demand, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Central Appalachia segment as we produced coal from lower cost operations during the three months ended June 30, 2016 compared to the same period in 2015.

Our cost of operations for the Central Appalachia segment decreased by $9.8 million, or 76.6%, to $3.0 million for the three months ended June 30, 2016 from $12.8 million for the three months ended June 30, 2015. Total cost of operations decreased year-to-year since we decreased production during the three months ended June 30, 2016 in response to weak market conditions. Our cost of operations per ton of $33.95 for the three months ended June 30, 2016 was a reduction of 38.2% compared to $54.95 per ton for the three months ended June 30, 2015, as we produced coal from lower cost operations during the three months ended June 30, 2016.

In our Northern Appalachia segment, our cost of operations decreased by $3.9 million, or 32.9%, to $7.8 million for the three months ended June 30, 2016 from $11.7 million for the three months ended June 30, 2015. The decrease in cost of operations was due to reduced production in this region in response to weak market demand. Our cost of operations per ton was $48.66 for the three months ended June 30, 2016, an increase of $2.40, or 5.2%, compared to $46.26 for the three months ended June 30, 2015. Cost of operations per ton increased slightly primarily due to fixed operating costs being allocated to lower production and sales tons for the three months ended June 30, 2016 compared to the prior period.

Our cost of operations for the Rhino Western segment decreased by $2.8 million, or 30.7%, to $6.4 million for the three months ended June 30, 2016 from $9.2 million for the three months ended June 30, 2015. Total cost of operations decreased for the three months ended June 30, 2016 compared to the same period in 2015 due to decreased tons produced and sold from our Castle Valley operation due to weak customer demand. Our cost of operations per ton was $29.54 for the three months ended June 30, 2016, a decrease of $4.62, or 13.5%, compared to $34.16 for the three months ended June 30, 2015. Cost of operations per ton decreased for the three months ended June 30, 2016 compared to the same period in 2015 due to lower maintenance and other costs incurred at our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $13.8 million while cost of operations per ton was $41.38 for the three months ended June 30, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended June 30, 2015, cost of operations in our Illinois Basin segment was $10.9 million and cost of operations per ton was $48.74. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category was relatively flat at $2.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Freight and Handling. Total freight and handling cost was relatively flat at $0.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2016 was $5.9 million as compared to $8.6 million for the three months ended June 30, 2015.

For the three months ended June 30, 2016, our depreciation cost decreased to $5.0 million compared to $7.4 million for the three months ended June 30, 2015. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment in the current quarter compared to the prior year as we disposed of excess equipment in this region.

For the three months ended June 30, 2016, our depletion cost decreased to $0.5 million compared to $0.7 million for the three months ended June 30, 2015. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the three months ended June 30, 2016, our amortization cost was relatively flat at $0.4 million compared to $0.5 million for the three months ended June 30, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2016 decreased to $4.6 million as compared to $5.1 million for the three months ended June 30, 2015. This decrease was primarily attributable to lower corporate overhead expenses for the three months ended June 30, 2016 compared to the prior period.

Interest Expense. Interest expense for the three months ended June 30, 2016 increased to $1.7 million as compared to $1.3 million for the three months ended June 30, 2015. This increase was primarily due to higher interest rates on our senior secured credit facility along with the write-off of approximately $0.1 million of our unamortized debt issuance costs during the three months ended June 30, 2016. This write-off was due to an amendment of our credit facility during the three months ended June 30, 2016 that reduced the borrowing capacity from $80 million to $75 million. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement” section that follows for more information on this amendment.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	June 30, 2016	June 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(16.8)	$(3.8)	$(13.0)
Northern Appalachia	1.8	1.5	0.3
Rhino Western	-	(1.2)	1.2
Illinois Basin	(0.7)	(2.7)	2.0
Other	(1.4)	(2.1)	0.7
Total	$(17.1)	$(8.3)	$(8.8)

For the three months ended June 30, 2016, total net loss from continuing operations was a loss of approximately $17.1 million compared to net loss from continuing operations of approximately $8.3 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, our total net loss from continuing operations was impacted by an asset impairment charge of $13.3 million related to our Elk Horn coal leasing company discussed earlier.

For our Central Appalachia segment, net loss from continuing operations was approximately $16.8 million for the three months ended June 30, 2016, which includes the asset impairment of Elk Horn coal leasing company discussed earlier. Net income from continuing operations in our Northern Appalachia segment increased by $0.3 million to $1.8 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015. This increase was primarily due to reducing costs at our Northern Appalachia operations. Net income/loss from continuing operations in our Rhino Western segment was at a break-even level for the three months ended June 30, 2016, compared to a net loss from continuing operations of $1.2 million for the three months ended June 30, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the three months ended June 30, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $0.7 million for the three months ended June 30, 2016, which was an improvement of $2.0 million compared to the three months ended June 30, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $0.8 million for the three months ended June 30, 2016 as compared to net loss from continuing operations of $1.9 million for the three months ended June 30, 2015. This decrease in net loss year to year was primarily due to the $2.2 million asset impairment charges incurred for the three months ended June 30, 2015 related to our Cana Woodford oil and gas properties.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	June 30, 2016	June 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(1.0)	$0.1	$(1.1)
Northern Appalachia	2.7	3.6	(0.9)
Rhino Western	1.5	0.5	1.0
Illinois Basin	1.4	(1.1)	2.5
Other	(0.7)	0.8	(1.5)
Total	$3.9	$3.9	$0.0

Adjusted EBITDA from continuing operations for the three months ended June 30, 2016 and June 30, 2015 was $3.9 million.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Summary. For the six months ended June 30, 2016, our total revenues decreased to $83.2 million from $113.0 million for the six months ended June 30, 2015, which is a 26.4% decrease. We sold approximately 1.6 million tons of coal for the six months ended June 30, 2016, which is a 14.2% decrease compared to the tons of coal sold for the six months ended June 30, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam and met coal markets for the six months ended June 30, 2016 was due to the same factors discussed earlier.

Net loss from continuing operations increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We generated a net loss from continuing operations of approximately $18.8 million for the six months ended June 30, 2016 compared to a net loss from continuing operations of approximately $12.9 million for the six months ended June 30, 2015. Net loss from continuing operations for the six months ended June 30, 2016 was impacted by the $13.3 million asset impairment charge incurred for our Elk Horn coal leasing company discussed earlier. Net loss from continuing operations for the six months ended June 30, 2015 was impacted by the $2.2 million asset impairment charge incurred for our Cana Woodford oil and gas properties discussed earlier.

Adjusted EBITDA from continuing operations was $10.1 million for the six months ended June 30, 2016 and for the six months ended June 30, 2015.

Including the loss from discontinued operations of approximately $0.7 million, our total net loss and Adjusted EBITDA for the six months ended June 30, 2015 were $12.2 million and $10.1 million, respectively. We did not incur a gain or loss from discontinued operations for the six months ended June 30, 2016.

Tons Sold. The following table presents tons of coal sold by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months	Six months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2016	June 30, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	188.3	470.2	(281.9)	(60.0%)
Northern Appalachia	283.7	503.7	(220.0)	(43.7%)
Rhino Western	467.0	497.4	(30.4)	(6.1%)
Illinois Basin	649.2	380.8	268.4	70.5%
Total *	1,588.2	1,852.1	(263.9)	(14.2%)

* Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.6 million tons of coal for the six months ended June 30, 2016, which was a 14.2% decrease compared to the six months ended June 30, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 60% to approximately 0.2 million tons for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a decrease in steam coal tons sold in the six months ended June 30, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 43.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to customers delaying their contracted shipments. Coal sales from our Rhino Western segment decreased by approximately 6.1% for the six months ended June 30, 2016 compared to the same period in 2015 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 70.5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months	Six months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2016	June 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$11.2	$28.9	$(17.7)	(61.4%)
Freight and handling revenues	-	-	-	n/a
Other revenues	2.3	12.4	(10.1)	(81.4%)
Total revenues	$13.5	$41.3	$(27.8)	(67.4%)
Coal revenues per ton*	$59.29	$61.45	$(2.16)	(3.5%)
Northern Appalachia
Coal revenues	$15.9	$29.1	$(13.2)	(45.4%)
Freight and handling revenues	1.2	1.2	-	0.0%
Other revenues	3.6	3.8	(0.2)	(5.3%)
Total revenues	$20.7	$34.1	$(13.4)	(39.2%)
Coal revenues per ton*	$55.95	$57.68	$(1.73)	(3.0%)
Rhino Western
Coal revenues	$17.9	$18.5	$(0.6)	(3.3%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$17.9	$18.5	$(0.6)	(3.4%)
Coal revenues per ton*	$38.37	$37.27	$1.10	2.9%
Illinois Basin
Coal revenues	$30.8	$17.5	$13.3	75.8%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	0.2	(0.1)	(78.8%)
Total revenues	$30.9	$17.7	$13.2	73.9%
Coal revenues per ton*	$47.49	$46.05	$1.44	3.1%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.2	1.3	(1.1)	(86.9%)
Total revenues	$0.2	$1.3	$(1.1)	(86.9%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$75.8	$94.0	$(18.2)	(19.4%)
Freight and handling revenues	1.2	1.2	-	0.3%
Other revenues	6.2	17.7	(11.5)	(65.1%)
Total revenues	$83.2	$112.9	$(29.7)	(26.4%)
Coal revenues per ton*	$47.72	$50.77	$(3.05)	(6.0%)

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

** The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the six months ended June 30, 2016 decreased by approximately $18.2 million, or 19.4%, to approximately $75.8 million from approximately $94.0 million for the six months ended June 30, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Central Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton were $47.72 for the six months ended June 30, 2016, a decrease of $3.05, or 6.0%, from $50.77 per ton for the six months ended June 30, 2015. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $17.7 million, or 61.4%, to approximately $11.2 million for the six months ended June 30, 2016 from approximately $28.9 million for the six months ended June 30, 2015. This decrease was primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $2.16, or 3.5%, to $59.29 per ton for the six months ended June 30, 2016 as compared to $61.45 for the six months ended June 30, 2015, primarily due to lower prices from weak demand for steam coal sold.

For our Northern Appalachia segment, coal revenues were approximately $15.9 million for the six months ended June 30, 2016, a decrease of approximately $13.2 million, or 45.4%, from approximately $29.1 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due to customers delaying their contracted shipments during the six months ended June 30, 2016. Coal revenues per ton for our Northern Appalachia segment decreased by $1.73, or 3.0%, to $55.95 per ton for the six months ended June 30, 2016 as compared to $57.68 per ton for the six months ended June 30, 2015. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased by approximately $0.6 million, or 3.3%, to approximately $17.9 million for the six months ended June 30, 2016 from approximately $18.5 million for the six months ended June 30, 2015, primarily due to a decrease in tons sold due to decreased customer demands at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment were $38.37 for the six months ended June 30, 2016, an increase of $1.10, or 2.9%, from $37.27 for the six months ended June 30, 2015. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the six months ended June 30, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $30.8 million for the six months ended June 30, 2016 increased by approximately $13.3 million, or 75.8%, compared to $17.5 million for the six months ended June 30, 2015. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $47.49 for the six months ended June 30, 2016, an increase of $1.44, or 3.1%, from $46.05 for the six months ended June 30, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category decreased to approximately $0.2 million for the six months ended June 30, 2016 as compared to approximately $1.3 million for the six months ended June 30, 2015. This decrease in revenue was primarily due to the decreased business activity in our ancillary businesses and oil and natural gas investments.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Six months ended June 30, 2016	Six months ended June 30, 2015	Increase (Decrease) %*
Met coal tons sold	47.0	126.7	(62.9%)
Steam coal tons sold	141.3	343.5	(58.9%)
Total tons sold	188.3	470.2	(60.0%)

Met coal revenue	$3,899	$10,019	(61.1%)
Steam coal revenue	$7,263	$18,878	(61.5%)
Total coal revenue	$11,162	$28,897	(61.4%)

Met coal revenues per ton	$82.99	$79.09	4.9%
Steam coal revenues per ton	$51.41	$54.95	(6.4%)
Total coal revenues per ton	$59.29	$61.45	(3.5%)

Met coal tons produced	57.7	175.2	(67.1%)
Steam coal tons produced	138.7	356.6	(61.1%)
Total tons produced	196.4	531.8	(63.1%)

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months	Six months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2016	June 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.0	$25.7	$(19.7)	(76.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	3.6	7.3	(3.7)	(50.5%)
Selling, general and administrative	7.5	8.8	(1.3)	(14.2%)
Cost of operations per ton*	$31.84	$54.58	$(22.74)	(41.7%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$10.7	$24.7	$(14.0)	(56.7%)
Freight and handling costs	1.1	1.2	(0.1)	(11.5%)
Depreciation, depletion and amortization	1.8	3.8	(2.0)	(53.6%)
Selling, general and administrative	0.1	0.1	-	(33.2%)
Cost of operations per ton*	$37.70	$49.05	$(11.35)	(23.1%)

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.5	$16.9	$(2.4)	(13.9%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.8	3.2	(0.4)	(12.8%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$31.13	$33.95	$(2.82)	(8.3%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$26.5	$20.8	$5.7	27.2%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	3.7	2.7	1.0	38.9%
Selling, general and administrative	0.1	-	0.1	n/a
Cost of operations per ton*	$40.79	$54.65	$(13.86)	(25.4%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.6	$5.4	$0.2	3.8%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.3	0.4	(0.1)	(33.1%)
Selling, general and administrative	1.3	0.6	0.7	116.7%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$63.3	$93.5	$(30.2)	(32.3%)
Freight and handling costs	1.1	1.2	(0.1)	(11.5%)
Depreciation, depletion and amortization	12.2	17.4	(5.2)	(30.2%)
Selling, general and administrative	9.0	9.5	(0.5)	(5.3%)
Cost of operations per ton*	$39.86	$50.47	$(10.61)	(21.0%)

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

Cost of Operations. Total cost of operations was $63.3 million for the six months ended June 30, 2016 as compared to $93.5 million for the six months ended June 30, 2015. Our cost of operations per ton was $39.86 for the six months ended June 30, 2016, a decrease of $10.61, or 21.0%, from the six months ended June 30, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia as we reduced production in these regions in response to weak market demand, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Pennyrile mine in the Illinois Basin as we increased and optimized production during the six months ended June 30, 2016 compared to the same period in 2015, as well as the $3.9 million benefit in Northern Appalachia during the six months ended June 30, 2016 from the prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Central Appalachia segment decreased by $19.7 million, or 76.6%, to $6.0 million for the six months ended June 30, 2016 from $25.7 million for the six months ended June 30, 2015. Total cost of operations decreased year-to-year since we decreased production during the six months ended June 30, 2016 in response to weak market conditions. Our cost of operations per ton of $31.84 for the six months ended June 30, 2016 was a reduction of 41.7% compared to $54.58 per ton for the six months ended June 30, 2015, as we produced coal from lower cost operations during the six months ended June 30, 2016.

In our Northern Appalachia segment, our cost of operations decreased by $14.0 million, or 56.7%, to $10.7 million for the six months ended June 30, 2016 from $24.7 million for the six months ended June 30, 2015. Our cost of operations per ton was $37.70 for the six months ended June 30, 2016, a decrease of $11.35, or 23.1%, compared to $49.05 for the six months ended June 30, 2015. The decrease in cost of operations and cost of operations per ton was primarily due to the $3.9 million prior service cost benefit during the six months ended June 30, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Rhino Western segment decreased by $2.4 million, or 13.9%, to $14.5 million for the six months ended June 30, 2016 from $16.9 million for the six months ended June 30, 2015. Our cost of operations per ton was $31.13 for the six months ended June 30, 2016, a decrease of $2.82, or 8.3%, compared to $33.95 for the six months ended June 30, 2015. Total cost of operations and cost of operations per ton decreased for the six months ended June 30, 2016 compared to the same period in 2015 due to lower maintenance and other costs from our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $26.5 million while cost of operations per ton was $40.79 for the six months ended June 30, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the six months ended June 30, 2015, cost of operations in our Illinois Basin segment was $20.8 million and cost of operations per ton was $54.65. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category was relatively flat at $5.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Freight and Handling. Total freight and handling cost was relatively flat at $1.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2016 was $12.2 million as compared to $17.4 million for the six months ended June 30, 2015.

For the six months ended June 30, 2016, our depreciation cost decreased to $10.3 million compared to $15.0 million for the six months ended June 30, 2015. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment in the current quarter compared to the prior year as we disposed of excess equipment in this region.

For the six months ended June 30, 2016, our depletion cost decreased to $1.1 million compared to $1.5 million for the six months ended June 30, 2015. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the six months ended June 30, 2016, our amortization cost was relatively flat at $0.8 million compared to $0.9 million for the six months ended June 30, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the six months ended June 30, 2016 decreased to $9.0 million as compared to $9.5 million for the six months ended June 30, 2015. This decrease was primarily attributable to lower corporate overhead expenses for the six months ended June 30, 2016 compared to the prior period.

Interest Expense. Interest expense for the six months ended June 30, 2016 increased to $3.3 million as compared to $2.3 million for the six months ended June 30, 2015. This increase was primarily due to higher interest rates on our senior secured credit facility along with the write-off of approximately $0.3 million of our unamortized debt issuance costs during the six months ended June 30, 2016. This write-off was due to the fourth and fifth amendments of our credit facility during the six months ended June 30, 2016 that reduced the borrowing capacity from $100 million to $75 million. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement” section that follows for more information on these amendments.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2016	June 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(20.5)	$(4.1)	$(16.4)
Northern Appalachia	5.8	2.7	3.1
Rhino Western	(0.6)	(2.5)	1.9
Illinois Basin	(1.5)	(7.2)	5.7
Other	(2.0)	(1.8)	(0.2)
Total	$(18.8)	$(12.9)	$(5.9)

For the six months ended June 30, 2016, total net loss from continuing operations was a loss of approximately $18.8 million compared to net loss from continuing operations of approximately $12.9 million for the six months ended June 30, 2015. Our total net loss from continuing operations increased year to year primarily due to the $13.3 asset impairment discussed earlier. Including our income from discontinued operations of approximately $0.7 million, our total net loss for the six months ended June 30, 2015 was approximately $12.2 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $20.5 million for the six months ended June 30, 2016, a $16.4 million larger net loss as compared to the six months ended June 30, 2015, which was primarily due to the asset impairment of $13.3 million and the decreased tons sold due to weak market conditions for coal from this region. Net income from continuing operations in our Northern Appalachia segment increased by $3.1 million to $5.8 million for the six months ended June 30, 2016 from $2.7 million for the six months ended June 30, 2015. This increase was primarily due the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Net loss from continuing operations in our Rhino Western segment was a loss of $0.6 million for the six months ended June 30, 2016, compared to a net loss from continuing operations of $2.5 million for the six months ended June 30, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the six months ended June 30, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $1.5 million for the six months ended June 30, 2016, which was an improvement of $5.7 million compared to the six months ended June 30, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $1.0 million for the six months ended June 30, 2016 as compared to a net loss from continuing operations of $1.6 million for the six months ended June 30, 2015. This decrease in results year to year was primarily due to the $2.2 million asset impairment charge incurred during the six months ended June 30, 2015 for our Cana Woodford oil and gas properties discussed earlier.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2016	June 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(2.2)	$4.4	$(6.6)
Northern Appalachia	7.8	6.7	1.1
Rhino Western	2.4	0.9	1.5
Illinois Basin	2.7	(4.3)	7.0
Other	(0.6)	1.7	(2.3)
Total	$10.1	$9.4	$.7

Adjusted EBITDA from continuing operations for the six months ended June 30, 2016 was $10.1 million, an increase of $0.7 million from the six months ended June 30, 2015. Adjusted EBITDA from continuing operations increased period to period due to the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Adjusted EBITDA for the six months ended June 30, 2015 was $10.1 million once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(16.8)	$1.8	$-	$(0.7)	$(1.4)	$(17.1)
Plus:
DD&A	1.7	0.8	1.4	1.9	0.1	5.9
Interest expense	0.7	0.1	0.1	0.2	0.6	1.7
EBITDA from continuing operations†	$(14.4)	$2.7	$1.5	$1.4	$(0.7)	$(9.5)
Plus: Provision for doubtful accounts (1)	0.1	-	-	-	-	0.1
Plus: Non-cash asset impairment (2)	13.3-	-	-	-	-	13.3-
Adjusted EBITDA from continuing operations†	(1.0)	2.7	1.5	1.4	(0.7)	3.9
Net income from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$(1.0)	$2.7	$1.5	$1.4	$(0.7)	$3.9

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(20.5)	$5.8	$(0.6)	$(1.5)	$(2.0)	$(18.8)
Plus:
DD&A	3.6	1.8	2.8	3.7	0.3	12.2
Interest expense	1.3	0.2	0.2	0.5	1.1	3.3
EBITDA from continuing operations† **	$(15.6)	$7.8	$2.4	$2.7	$(0.6)	$(3.3)
Plus: Provision for doubtful accounts (1)	0.1	-	-	-	-	0.1
Plus: Non-cash asset impairment (2)	13.3	-	-	-	-	13.3
Adjusted EBITDA from continuing operations†	(2.2)	7.8	2.4	2.7	(0.6)	10.1
Net income from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$(2.2)	$7.8	$2.4	$2.7	$(0.6)	$10.1

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(3.8)	$1.5	$(1.2)	$(2.7)	$(2.1)	$(8.3)
Plus:
DD&A	3.4	2.0	1.6	1.4	0.2	8.6
Interest expense	0.4	0.1	0.1	0.2	0.5	1.3
EBITDA from continuing operations†	$-	$3.6	$0.5	$(1.1)	$(1.4)	$1.6
Plus: Provision for doubtful accounts (1)	0.1	-	-	-	-	0.1
Plus: Non-cash asset impairment (2)	-	-	-	-	2.2	2.2
Adjusted EBITDA from continuing operations†	0.1	3.6	0.5	(1.1)	0.8	3.9
Net income from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$0.1	$3.6	$0.5	$(1.1)	$0.8	$3.9

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(4.1)	$2.7	$(2.5)	$(7.2)	$(1.8)	$(12.9)
Plus:
DD&A	7.3	3.8	3.2	2.7	0.4	17.4
Interest expense	0.9	0.2	0.2	0.2	0.8	2.3
EBITDA from continuing operations† **	$4.1	$6.7	$0.9	$(4.3)	$(0.5)	$6.9
Plus: Provision for doubtful accounts (1)	0.3	-	-	-	-	0.3
Plus: Non-cash asset impairment (2)	-	-	-	-	2.2	2.2
Adjusted EBITDA from continuing operations†	4.4	6.7	0.9	(4.3)	1.7	9.4
Net income from discontinued operations	-	-	-	-	-	0.7
Adjusted EBITDA †	$4.4	$6.7	$0.9	$(4.3)	$1.7	$10.1

*	Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

**	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	During the three and six months ended June 30, 2016, we recorded a provision for doubtful accounts of approximately $0.1 million related to Elk Horn lessee customers in Central Appalachia. During the three and six months ended June 30, 2015, we recorded provisions for doubtful accounts of approximately $0.1 million and $0.3 million, respectively, related to Elk Horn lessee customers in Central Appalachia. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	For the three and six months ended June 30, 2016, we recorded an asset impairment loss of $13.3 million for our Elk Horn coal leasing company that was discussed earlier. For the three and six months ended June 30, 2015, we recorded an asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since we classified this asset as held for sale as of June 30, 2015. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Net cash provided by operating activities	$4.7	$9.2	$3.1	$11.2
Plus:
Increase in net operating assets	-	-	1.0	-
Gain on sale of assets	0.1	-	0.3	0.7
Amortization of deferred revenue	0.6	1.1	0.7	1.7
Amortization of actuarial gain	-	-	4.8	0.1
Interest expense	1.7	1.3	3.3	2.3
Equity in net income of unconsolidated affiliate	-	0.1	-	0.3
Less:
Decrease in net operating assets	1.4	6.4	-	3.4
Accretion on interest-free debt	-	-	-	0.1
Amortization of advance royalties	0.3	0.2	0.6	0.4
Amortization of debt issuance costs	0.4	0.5	1.0	0.7
Loss on retirement of advanced royalties	-	-	0.1	-
Loss on asset impairments	13.3-	2.2	13.3	2.2
Provision for doubtful accounts	0.1	0.1	0.1	0.3
Equity-based compensation	0.5	-	0.5	-
Accretion on asset retirement obligations	0.4	0.6	0.7	1.1
Distribution from unconsolidated affiliates	-	-	-	0.2
Equity in net loss of unconsolidated affiliates	0.1	-	0.1	-
EBITDA†	$(9.4)	$1.7	$(3.2)	$7.9
Plus: Loss on asset impairments (1)	13.3	2.2	13.3	2.2
Adjusted EBITDA† **	3.9	3.9	10.1	10.1
Less: Net income from discontinued operations	-	-	-	0.7
Adjusted EBITDA from continuing operations †	$3.9	$3.9	$10.1	$9.4

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	For the three and six months ended June 30, 2016, we recorded an asset impairment loss of $13.3 million for our Elk Horn coal leasing company that was discussed earlier. For the three and six months ended June 30, 2015, we recorded an asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since we classified this asset as held for sale as of June 30, 2015. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

Liquidity and Capital Resources

Liquidity

The principal indicators of our liquidity are its cash on hand and availability under Rhino’s Credit Facility. As of June 30, 2016, Rhino’s available liquidity was $6.7 million, which was comprised of the availability under its Credit Facility.

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in developing and mining our reserves, as well as complying with applicable environmental and mine safety laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Historically, our sources of liquidity included cash generated by our operations, borrowings under our credit agreement and issuances of equity securities. Our ability to access the capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices and other macroeconomic factors outside of our control. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to significantly reduce our spending and to alter our short- or long-term business plan. We may also be required to consider other options, such as selling assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time..

Prior to Rhino’s entry into the Fifth Amendment, Rhino was unable to demonstrate that it had sufficient liquidity to operate its business over the subsequent twelve months and thus, substantial doubt was raised about its ability to continue as a going concern. Accordingly, its independent registered public accounting firm included an emphasis paragraph with respect to its ability to continue as a going concern in its report on Rhino’s consolidated financial statements for the year ended December 31, 2015. The presence of the going concern emphasis paragraph in its auditors’ report may have an adverse impact on its relationship with third parties with whom it does business, including its customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, its business, results of operations, financial condition and prospects could be materially adversely affected.

On March 17, 2016, the Operating Company, as borrower, and Rhino and certain of its subsidiaries, as guarantors, entered into a fourth amendment (the “Fourth Amendment”) of the Credit Facility. The Fourth Amendment amended the definition of change of control in the Credit Facility to permit the Company to purchase the membership interests of the General Partner.

On May 13, 2016, the Operating Company, as borrower, and Rhino and certain of its subsidiaries, as guarantors, entered into the Fifth Amendment of the Credit Facility, which extended the term to July 31, 2017 (see “—Liquidity and Capital Resources— Credit Facility” for further details of the Fourth and Fifth Amendments).

In order to borrow under the Credit Facility, Rhino must make certain representations and warranties to its lenders at the time of each borrowing. If it is unable to make these representations and warranties, it would be unable to borrow under its Credit Facility, absent a waiver. Furthermore, if it violates any of the covenants or restrictions in its Credit Facility, including the maximum leverage ratio and minimum EBITDA requirement, some or all of its indebtedness may become immediately due and payable, and its lenders’ commitment to make further loans to it may terminate. Given the continued weak demand and low prices for met and steam coal, Rhino may not be able to continue to give the required representations or meet all of the covenants and restrictions included in the Credit Facility. If it is unable to give a required representation or it violates a covenant or restriction, then it will need a waiver from its lenders in order to continue to borrow under our Credit Facility. Although Rhino believes our lenders loans are well secured under the terms of the Credit Facility, there is no assurance that the lenders would agree to any such waiver.

Rhino continues to take measures, including the suspension of cash distributions on its common and subordinated units and cost and productivity improvements, to enhance and preserve its liquidity so that it can fund its ongoing operations and necessary capital expenditures and meet its financial commitments and debt service obligations. For the quarter ended June 30, 2016, Rhino continued the suspension of the cash distribution for its common units, which was initially suspended beginning with the quarter ended June 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, Rhino announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, it announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the previous quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. Rhino has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect its cash flow.

Cash Flows

Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2016 as compared to cash used in operating activities of $.3 million for the six months ended June 30, 2015. This increase in cash provided by operating activities was primarily the result of cash provided by operations by Rhino, which the Company acquired majority control of on March 17, 2016. However, cash flow from operations at Rhino was reduced from historical levels as a result of ongoing weak coal market conditions discussed above for the six months ended June 30, 2016 as compared to 2015.

Net cash used for investing activities was $7.6 million for the six months ended June 30, 2016 as compared to cash used for investing activities of $0 million for the six months ended June 30, 2015. Net cash used for investing activities is primarily related to our capital expenditures necessary for maintaining our mining operations. Net cash used for investing activities was significantly impacted by non-recurring payments by the Company totaling $4.5 million to a third party to acquire a majority interest in Rhino during the period.

Net cash used in financing activities for the six months ended June 30, 2016 was $1.9 million, which was primarily attributable to net repayments of $3.8 million on the Credit Facility and the payment of $1.1 million of debt issuance costs, offset by $2.2 from the issuance of convertible notes in a private placement. Net cash provided by financing activities for the six months ended June 30, 2015 was $.8 million, which was primarily attributable to proceeds from related party loans and proceeds from the issuance of common stock in a private placement.

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

Actual maintenance capital expenditures for the six months ended June 30, 2016 were approximately $0.6 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2016 were approximately $3.8 million, which were primarily related to the payments for the final development of our new Riveredge mine on our Pennyrile property in western Kentucky.

Credit Facility

On July 29, 2011, Rhino and its subsidiaries executed the Credit Facility agreement. The maximum availability under the Credit Facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Credit Facility was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million.

Loans under the Credit Facility currently bear interest at a base rate equaling the prime rate plus an applicable margin of 3.50%. The Credit Facility also contains letter of credit fees equal to an applicable margin of 5.00% multiplied by the aggregate amount available to be drawn on the letters of credit, and a 0.15% fronting fee payable to the administrative agent. In addition, Rhino incurs a commitment fee on the unused portion of the Credit Facility at a rate of 1.00% per annum. Borrowings on the Credit Facility are collateralized by all of Rhino’s unsecured assets.

The Credit Facility requires Rhino to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the twelve months ended June 30, 2016, Rhino was in compliance with respect to all covenants contained in the credit agreement.

On March 17, 2016, Rhino entered into the Fourth Amendment of the Credit Facility. The Fourth Amendment amended the definition of change of control in the Credit Facility to permit the Company to purchase the membership interests of the general partner. The Fourth Amendment reduced the borrowing capacity under the credit facility to a maximum of $80 million and reduced the amount available for letters of credit to $30 million. The Fourth Amendment eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and established the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminated the capability to make Swing Loans under the facility and eliminated Rhino’s ability to pay distributions to its common or subordinated unitholders. The Fourth Amendment altered the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment required us to maintain minimum liquidity of $5 million and minimum EBITDA (as defined in the credit agreement), calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limited the amount of Rhino’s capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve-month basis. The Fourth Amendment required that Rhino provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the Administrative Agent.

On May 13, 2016, Rhino entered into the Fifth Amendment of the Credit Facility that extended the term to July 31, 2017. Per the Fifth Amendment, the Credit Facility will be automatically extended to December 31, 2017 if revolving credit commitments are reduced to $55 million or less on or before July 31, 2017. The Fifth Amendment immediately reduced the revolving credit commitments under the Credit Facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. The Fifth Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis in amounts equal to each of the following: (i) the face amount of any letter of credit that expires or whose face amount is reduced by any such dollar amount, (ii) the net proceeds received from any asset sales, (iii) the Royal scheduled capital contributions (as outline below), (iv) the net proceeds from the issuance of any equity by Rhino up to $20.0 million (other than equity issued in exchange for any Royal contribution as outlined in the Securities Purchase Agreement or the Royal scheduled capital contributions to us as outlined below), and (v) the proceeds from the incurrence of any subordinated debt. The first $11 million of proceeds received from any equity issued by Rhino described in clause (iv) above shall also satisfy the Royal scheduled capital contributions as outlined below. The Fifth Amendment requires Royal to contribute $2 million each quarter beginning September 30, 2016 through September 30, 2017 and $1 million on December 1, 2017, for a total of $11 million. The Fifth Amendment further reduces the revolving credit commitments as described in Note 11 to the condensed consolidated financial statements.

At June 30, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $37.8 million at a variable interest rate of PRIME plus 3.50% (7.00% at June 30, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 5.00% at June 30, 2016. Based upon a maximum borrowing capacity of 7.25 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $6.7 million at June 30, 2016. During the three month period ended June 30, 2016, Rhino had average borrowings outstanding of approximately $42.6 million under the Credit Facility.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our amended and restated credit agreement. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit in an amount of up to 25% of the aggregate bond liability. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of June 30, 2016, we had $27.8 million in letters of credit outstanding, of which $22.4 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in Rhino’s Annual Report on Form 10-K for the year ended December 31, 2015 and Royal’s Annual Report on Form 10-K for the year ended August 31, 2015. There have been no significant changes in these policies and estimates as of June 30, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective.

(b) Changes in Internal Controls

In the Company’s Form 10-K for the year ended August 31, 2015, the Company disclosed that its disclosure controls and procedures were not effective due to lack of segregation of duties. The Company has begun the process of establishing the necessary controls and procedures, however, these changes have not yet been implemented.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

ITEM 1A: Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2015, our Current Report on Form 8-K filed on August 8, 2016, and in the Annual Report of Rhino Resource Partners LP for the year ended December 31, 2015, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Reports on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we issued 75,000 shares of our common stock for cash in the amount of $600,000. During the three months ended June 30, 2016, we issued $2,150,000 principal amount of Convertible Promissory Notes. The Convertible Promissory Notes are due November 1, 2016, bear interest at the rate of 10% per annum and are convertible into the common stock of the Company at a $5.50 per share conversion price. The Convertible Promissory Notes can be converted at the option of the holder at any time and can be converted by the Company on the maturity date.

The shares and Convertible Promissory Notes were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2016 is included in Exhibit 95.1 to this report.

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

Date: August 15, 2016	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO, Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
CFO, Principal Financial Officer

