Form 10-Q
period 2016-09-30
Royal Energy Resources, Inc.
filed 2016-11-14
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,764,421 shares of common stock issued and outstanding as of November 7, 2016.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2016	December 31, 2015	August 31, 2015
	(Unaudited)	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75	$7,104	$4,180
Accounts receivable, net of allowance for doubtful accounts ($13 as of
September 30, 2016, $13 as of December 31, 2015 and $13 as of August 31, 2015)	13,303	31	31
Inventories	8,807	-	-
Notes Receivable and accrued interest-related party	60	55	43
Advance royalties, current portion	1,091	-	-
Prepaid expenses and other assets	6,908	110	1
Total current assets	30,244	7,300	4,255
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	82,395	7,066	7,066
Less accumulated depreciation, depletion and amortization	(3,141)	-
Net property, plant and equipment	79,254	7,066	7,066
Deposit	-	-	250
Advance royalties, net of current portion	7,697	-	-
Investment in unconsolidated affiliates	7,446	-	-
Goodwill	2,363	-	-
Intangible assets	50	100	779
Other non-current assets	26,006	-	-
TOTAL ASSETS	$153,060	$14,466	$12,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,870	$123	129
Accrued expenses and other	9,780	221	-
Notes payable-Related party	454	404	404
Notes payable	2,000
Notes payable-convertible debt	2,150
Current portion of long-term debt	-	-	-
Current portion of asset retirement obligations	1,430	-	-
Related party advances and accrued interest payable	57	39	35
Total current liabilities	24,741	787	568
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	30,350	-	-
Asset retirement obligations, net of current portion	26,742	-	-
Other non-current liabilities	42,964	-	-
Total non-current liabilities	100,056	-	-
Total liabilities	124,797	787	568
COMMITMENTS AND CONTINGENCIES (NOTE 19):
STOCKHOLDERS’ EQUITY
Preferred stock: $0.00001 par value; authorized 10,000,000 shares, 51,000 issued and outstanding at September 30, 2016, December 31, 2015 and August 31, 2015	-	-	-
Common Stock: $0.00001 par value; authorized 500,000,000 shares; 16,714,421, 14,823,827, and 14,823,827 shares issued and outstanding at September 30, 2016, December 31, 2015, and August 31, 2015.	-	1	-
Additional paid-in capital	42,783	20,337	16,793
Minority interest	2,444	-	-
Accumulated deficit	(16,964)	(6,659)	(5,011)
Total stockholders’ equity	28,263	13,679	11,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,060	$14,466	$12,350

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ended September 30, 2016 and 2015

(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
REVENUES:
Coal sales	$40,992	$134	$86,675	$281
Freight and handling revenues	424	-	1,106	-
Other revenues	1,999	-	3,406	-
Total revenues	43,415	134	91,187	281
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	35,249	139	72,648	286
Freight and handling costs	385	-	988	-
Depreciation, depletion and amortization	1,639	109	3,029	127
(Gain) on sale/disposal of assets-net	(100)		(125)
Asset impairment	-	-	-	-
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,717	141	11,520	364
Total costs and expenses	41,890	389	88,060	777
INCOME/(LOSS) FROM OPERATIONS	1,525	(255)	3,127	(496)
INTEREST AND OTHER EXPENSE/(INCOME:)
Loss on commodities trading	-	-	-	2
Interest income
Other	54	-	17	-
Related party	(2)	(1)	(5)	(1)
Interest expense
Other	1,958	-	4,054	-
Related party	3	3	9	6
Gain on extinguishment of debt	(1,663)		(1,663)
Equity in net loss of unconsolidated affiliates, net	27	-	92	-
Total other expense (income)	377	2	2,504	7
NET INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	1,148	(257)	623	(503)
INCOME TAXES	-	-	-	-
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,148	(257)	623	(503)
DISCONTINUED OPERATIONS (NOTE 4)
(Loss)/income from discontinued operations	(575)		(12,615)
NET INCOME/(LOSS)	573	(257)	(11,992)	(503)
Less net (loss) attributable to non-controlling interest	167	-	(1,687)	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$406	$(257)	$(10,305)	$(503)

Net loss per share discontinued operations, basic and diluted	$(0.03)	$-	$(0.81)	$-
Net income (loss) per share from continuing operations, basic and diluted	0.06	(0.02)	0.15	(0.04)
Net income (loss) per share, basic and diluted	$0.02	$(0.02)	$(0.66)	$(0.04)

Weighted average shares outstanding, basic and diluted	16,699,036	14,010,230	15,624,438	13,769,076

See accompanying notes to condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,992)	$(503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	3,754	127
Accretion on asset retirement obligations	760	-
Amortization of deferred revenue	(1,174)	-
Amortization of advance royalties	554	-
Amortization of debt issuance costs	1,413	-
Amortization of actuarial gain	(1)	-
Provision for bad debt	2,000	-
Loss on retirement of advance royalties	31	-
Loss (Gain) on sale/disposal of assets—net	(125)	2
Loss on business disposal	13,521	-
Equity based compensation	489	17
Equity in loss of unconsolidated affiliates	53	-
Accrued interest income - related party	5	(1)
Accrued interest expense - related party	9	3
Changes in assets and liabilities:
Accounts receivable	(2,202)	(31)
Inventories	(3,366)	-
Advance royalties	(682)	-
Prepaid expenses and other assets	(829)	(2)
Accounts payable	332	25
Accounts payable - related party	9	18
Accrued expenses and other liabilities	704	(16)
Asset retirement obligations	(91)	-
Postretirement benefits	0	-
Net cash provided by (used in) operating activities	3,172	(361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	(4,500)	-
Investment in Blaze Mining royalty	150	-
Investment - Gatling Mine		(250)
Note receivable - related party	(9)	(47)
Cash acquired in acquisitions	619	5
Proceeds from sales of property, plant, and equipment	7	-
Proceeds from sale of Elk Horn	10,650	-
Marketable securities	-	9
Additions to property, plant, and equipment	(3,385)	-
Net cash used in investing activities	3,532	(283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	80,150	-
Repayments on line of credit	(91,300)	-
Repayments on loan	55	-
Payments on debt issuance costs	(1,148)	-
Proceeds of related party loans	50	404
Advances from related parties	-	10
Gain on extinguishment of debt	(1,663)	-
Restricted cash from Royal	(2,000)	-
Proceeds from issuance of common stock	1,183	4,905
Repayment of notes payable and long-term debt	(1,210)	(131)
Proceeds from issuance of convertible notes	2,150	(19)
Net cash provided by (used in) financing activities	(13,733)	5,169
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,029)	4,525
CASH AND CASH EQUIVALENTS—Beginning of period	7,104	-
CASH AND CASH EQUIVALENTS—End of period	$75	$4,525

Supplemental cash flow information
Non-cash investing and financing activities
Common stock issued as part of acquisition of coal royalty interests	$21,263	$-

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2016, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2015 was derived from unaudited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2015 filed with the SEC on November 30, 2015.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

On March 21, 2016, Royal and Rhino entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 6,000,000 common units in the Partnership to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid Rhino $2.0 million in cash and delivered a promissory note payable to Rhino in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On May 13, 2016, the Company paid the $3,000,000 installment which was due July 31, 2016. On September 30, 2016, the Company paid the $2.0 million installment that was due September 30, 2016.

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

On March 21, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with Rhino, under which the Company purchased 6,000,000 newly issued common units of Rhino for $1.50 per common unit, for a total investment in Rhino of $9,000,000. Closing under the SPA occurred on March 22, 2016. The Company paid the purchase by making a cash payment of $2,000,000 and by issuing a promissory note in the amount of $7,000,000 to Rhino, which is payable without interest on the following schedule: $3,000,000 on or before July 31, 2016; $2,000,000 on or before September 30, 2016; and $2,000,000 on or before December 31, 2016. On May 13, 2016 and September 30, 2016, Royal paid the Partnership $3.0 million and $2.0 million, respectively, for the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively.

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

The promissory note is secured by a first lien on 1,333,334 of the common units issued under the SPA. The installment due on July 31, 2016 is with full recourse to the Company. The installments due on September 30, 2016 and December 31, 2016 are nonrecourse to the Company, and Rhino’s only recourse is to cancel the common units in the event of nonpayment of the promissory note.

On April 13, 2016, the Company acquired 114,814 subordinated units for $115 of total cash paid for all units. After issuing other new units during the period, the Company’s ownership became 84.5% of the common units and 85.8% of the subordinated units for a combined ownership of 84.6%.

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

Rhino has a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, Rhino controlled an estimated 363.6 million tons of proven and probable coal reserves, consisting of an estimated 310.1 million tons of steam coal and an estimated 53.5 million tons of metallurgical coal. In addition, as of December 31, 2015, Rhino controlled an estimated 436.8 million tons of non-reserve coal deposits. In August 2016, Rhino sold their Elk Horn coal leasing business, as described further below, which controlled, as of December 31, 2015, an estimated 100.1 million tons of proven and probable coal reserves and an estimated 197.5 million tons of non-reserve coal deposits.

At September 30, 2016, the Company’s investment in Rhino consists of $11,500,115 in cash and $2,000,000 in notes payable. The acquisition was completed in three steps as described above. The Company will engage an appraiser to value the assets acquired and the liabilities assumed that have not already been valued, at which time the value will be assigned to the specific assets and liabilities. The appraisal will be completed within the one year measurement period.

Rhino is a public partnership and as such maintains a reporting obligation to the SEC. The following table summarizes the assets and liabilities reported by Rhino, acquired by the Company on March 17, 2016 and included in the Company’s consolidated financial statements at September 30, 2016. The coal properties and the related asset retirement obligation have been determined by an appraiser. Other assets and liabilities will be adjusted when the related appraisal is completed.

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

Operating results for Rhino for the three and nine months ended September 30, 2016 and 2015 are as follows. No adjustment has been made for the lower depreciable and depletable asset basis which resulted when the Company acquired control of Rhino.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues	$43,415	$51,896	$124,358	$158,334

Comprehensive (loss)	$(3,785)	$(9,350)	$(126,960)	$(21,391)

Operating results for Rhino for the three and nine months ended September 30, 2016 and 2015, after giving effect to the lower depreciable and depletable asset basis which resulted when the Company acquired control of Rhino.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues	$43,415	$51,896	$124,358	$158,334

Comprehensive income (loss)	$1,365	$(9,350)	$(5,948)	$(21,391)

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

Rhino-Yorktown Partners LLC Transaction

On September 30, 2016, the Company, Rhino and Rhino GP entered into an equity exchange agreement (the “Agreement”) with Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), an entity wholly-owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”).

Investment partnerships managed by Yorktown own substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”), a coal producing company with mines located in the Illinois Basin in western Kentucky. The Agreement contemplates that prior to the closing of the transactions contemplated by the Agreement (the “Closing”), Yorktown will contribute its shares of common stock of Armstrong Energy to Rhino Holdings. At the Closing, Rhino Holdings will contribute those shares to Rhino in exchange for 10 million newly issued common units of Rhino. The Agreement also contemplates that Rhino GP will transfer a 50% ownership of Rhino GP to Rhino Holdings in connection with the issuance of the common units of Rhino for the common stock of Armstrong Energy.

The Closing is conditioned upon (i) the current bondholders of Armstrong Energy agreeing to restructure their bonds and (ii) Rhino refinancing its current revolving credit agreement with funds from an equity investment into Rhino to be arranged by Rhino Holdings. The Agreement is also subject to other standard closing conditions and required approvals.

The Agreement contains customary covenants, representations and warranties and indemnification obligations for breaches of, or the inaccuracy of representations or warranties or breaches of covenants contained in, the Agreement and associated agreements. Rhino has also agreed to enter into a Registration Rights Agreement with Rhino Holdings that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights.

The Agreement may be terminated by the mutual written consent of Rhino and Rhino Holdings or by either Rhino or Holdings if: (i) the Closing has not occurred on or before December 31, 2016 (unless the failure of Closing to occur is as a result of such terminating party’s inability or failure to satisfy the conditions to the Closing or if the non-terminating party has filed an action seeking specific performance); (ii) a law or order issued by a governmental authority prevents the Closing from occurring (unless such law or order resulted from such party’s failure to perform its obligations under the Agreement); (iii) the board of directors of Rhino GP fails to approve the transactions or transaction documents contemplated by the Agreement; or (iv) the lenders of Rhino’s credit facility fail to approve the transactions and transaction documents contemplated by the Agreement.

The parties anticipate the Agreement will be consummated on or before December 31, 2016.

4. DISCONTINUED OPERATIONS

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. Elk Horn is a coal leasing company located in eastern Kentucky that has provided the Partnership with coal royalty revenues from coal properties owned by Elk Horn and leased to third-party operators. As of December 31, 2015, Elk Horn controlled approximately 100 million tons of proven and probable steam coal reserves. During the second quarter of 2016, the Partnership evaluated the Elk Horn assets for potential impairment based upon the initial purchase price offered by the buyer and the continued deterioration of the Central Appalachia steam coal markets that had adversely affected Elk Horn’s financial results. The Partnership’s impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the buyer. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, the Partnership recorded total asset impairment charges of approximately $13.3 million related to Coal properties as of June 30, 2016. The disposal of the Elk Horn assets and liabilities in August 2016 resulted in an additional loss of $0.2 million. The total loss of $13.5 million from the Elk Horn disposal is recorded on the Loss on business disposal line in the Partnership’s unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016. The total loss on the Elk Horn disposal as well as the previous operating results of Elk Horn have been reclassified and reported on the (Loss)/gain from discontinued operations line on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015.

5        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Other prepaid expenses	$456	$110
Prepaid insurance	1,969	-
Prepaid leases	97	-
Supply inventory	872	-
Deposits	164	-
Restricted cash from Royal contribution	2,000
Note Receivable	1,350
Total Prepaid expenses and other	$6,908	$110

6       PROPERTY

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2016 and December 31, 2015 are summarized by major classification as follows:

	Useful Lives	September 30, 2016	December 31, 2015
		(in thousands)
Coal properties	1-15 Years	82,395	7,066
Total		82,395	7,066
Less accumulated depreciation, depletion and amortization		(3,141)	-
		$79,254	$7,066

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Depreciation, depletion and amortization expense for coal and oil and natural gas properties	1,662	-	3,074	-
Amortization expense for asset retirement costs	(23)	-	(45)	-
Amortization expense for intangible assets	-	109	-	127
Total depreciation, depletion and amortization	$1,639	$109	$3,029	$127

Blaze Mining Company, LLC Option Termination and Royalty Agreement - The Company completed the acquisition of royalty interests valued at $21,112,500 on March 22, 2016. See Note 3.

7        GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets as of September 30, 2016 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Contracts	101	51	50
	$101	$51	$50

Intangible assets as of December 31, 2015 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Contracts	$101	$1	$100
	$101	$1	$100

The contract intangible asset has a useful life of two years and is amortized over the useful life on a straight-line basis.

8       INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

In November 2014, Rhino contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies, which engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of Rhino’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, Rhino determined that the non-cash exchange of Rhino’s ownership interest in Muskie did not result in any gain or loss. As of September 30, 2016 and 2015, Rhino has recorded its investment in Mammoth of $1.9 million as a long-term asset, which Rhino records as a cost method investment based upon its ownership percentage. In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. in exchange for 234,300 shares of common stock of Mammoth Energy Services, Inc. See Subsequent Events Note 24 for further details. The Company has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, Rhino made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Company accounts for the investment in the joint venture and results of operations under the equity method. The Company recorded its proportionate share of the operating (loss) for Sturgeon for the three and nine months ended September 30, 2016 of approximately ($27,000) and ($0.1) million, respectively. The Company has included the operating activities of Sturgeon in its Other category for segment reporting purposes.

9        OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Deposits and other	$185	$-
Debt issuance costs – net	1,690
Non-current receivable	23,908	-
Deferred expenses	223	-
Total other non-current assets	$26,006	$-

Debt issuance costs were included in Prepaid expenses and other current assets at the end of the prior quarter since the Company classified the Partnership’s Amended and Restated Senior Secured Credit Facility (“Credit Facility”) balance as a current liability prior to the fifth amendment to the Credit Facility completed in May 2016 and discussed further below. Debt issuance costs were $13.1 million as of September 30, 2016. Accumulated amortization of debt issuance costs were $11.4 million a as of September 30, 2016.

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

In May 2016, the Company entered into a fifth amendment of its Credit Facility that reduced the borrowing commitment to $75 million. As part of executing the fifth amendment to the Credit Facility, the Operating Company paid a fee of approximately $1.2 million to the lenders in May 2016, which was recorded as an addition to Debt issuance costs. The Company wrote-off approximately $0.1 million of its remaining unamortized debt issuance costs since the fifth amendment reduced the borrowing commitment under the Credit Facility. See Note 12 for further information on the amendments to the Credit Facility.

The non-current receivable balance of $23.9 million as of September 30, 2016 consisted of the amount due from the Company’s workers’ compensation insurance providers for potential claims against the Company that are the primary responsibility of the Company, which are covered under the Company’s insurance policies. The $23.9 million is also included in the Company’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Company’s unaudited condensed consolidated statements of financial position. The Company presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Company’s results of operations or cash flows.

10        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Payroll, bonus and vacation expense	$1,302	$167
Non income taxes	2,934	49
Royalty expenses	1,656	-
Accrued interest	1,132	-
Health claims	688	-
Workers’ compensation & pneumoconiosis	1,150	-
Accrued insured litigation claims	302	-
Other	616	5
Total	$9,780	$221

The $0.3 million accrued for insured litigation claims as of September 30, 2016, consists of probable and estimable litigation claims that are the primary obligation of the Company. The amount accrued for litigation claims is also due from the Company’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Company’s unaudited condensed consolidated statements of financial position. The Company presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Company’s results of operations or cash flows.

11       NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	-
Total related party notes payable	$454	$404

The related party notes payable have accrued interest of $19,261 at September 30, 2016 and $10,123 at December 31, 2015. The Company expensed $3,046 in interest from the related party loan in the three months ended September 30, 2016 and $9,138 in the nine months ended September 30, 2016.

12        DEBT

Debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(thousands)

Senior secured credit facility with PNC Bank, N.A.	$30,350	$-
Promissory Note-Weston Energy, LLC	2,000
Convertible Promissory Notes	2,150	-
Total	34,500	-
Less current portion	(2,000)	-
Long-term debt	32,500	-

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility (“Credit Facility”) with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the Credit Facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April 2015, March 2016, May 2016 and July 2016, the Credit Facility was amended and the borrowing commitment under the facility was reduced to $75 million, with the amount available for letters of credit reduced to $30 million. Borrowings under the facility bear interest, which per the March 2016 amendment described further below, is based upon the current PRIME rate plus an applicable margin of 3.50%. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability. Borrowings on the Credit Facility are collateralized by all of the unsecured assets of the Partnership. The Credit Facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens and selling or assigning stock. The Partnership was in compliance with all covenants contained in the Credit Facility as of and for the twelve-month period ended June 30, 2016. Per the May 2016 amendment described further below, the Credit Facility is set to expire on July 31, 2017, with the possibility to extend the facility to December 31, 2017 if certain conditions are met.

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

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of its amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduces the maximum commitment amount allowed under the credit facility for the additional $1.5 million to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017. At September 30, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $30.4 million at a variable interest rate of PRIME plus 3.50% (7.00% at September 30, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 5.00% at September 30, 2016. Based upon a maximum borrowing capacity of 6.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $4.0 million at September 30, 2016.

Other Notes Payable—On July 7, 2016, the Partnership executed an agreement with the third party that held the approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration. The Partnership paid the $1.1 million in July 2016 and recognized an approximate $1.7 million gain from the extinguishment of this debt.

Convertible Promissory Notes - The Convertible Promissory Notes payable are due November 1, 2016, bear interest at the rate of 10% per annum and are convertible into the common stock of the Company at a $5.50 per share conversion price. The Convertible Promissory Notes can be converted at the option of the holder at any time and can be converted by the Company on the maturity date.

Promissory Note - On September 30, 2016, the Company entered into a promissory note with Weston Energy LLC, pursuant to which Royal borrowed a total of $2,000,000 at an interest rate of 8%. The promissory note has a maturity date of December 31, 2016.

The note is payable, at the option of the Company, either in cash, or in common units of the partnership. In the event the Company elects to pay the note in common units, the number of common units that will be conveyed to satisfy the note will be equal to note balance divided by 80% of the average of the high and low price of the common units for the twenty trading days prior to the date of payment.

Alternatively, the Company may elect to pay the note by the issuance to Weston of preferred equity units of the partnership. Preferred equity units consist of potential preferred equity units that may be issued to Weston or an affiliate in connection with a possible preferred equity investment of $28 million or more in the partnership, which would be effectuated in connection with a potential acquisition by the partnership of Armstrong Energy, Inc. (“Armstrong Energy”), a coal producer owned by affiliates of Weston. There is no assurance that the Partnership’s acquisition of Armstrong Energy will be completed or, if completed, that Weston or its affiliates will make a preferred equity investment in the Partnership.

13        ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the period from acquisition, March 17, 2016 through September 30, 2016 and the year ended December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Balance at beginning of period (including current portion)	$-	$-
Acquired	28,200	-
Accretion expense	735
Adjustment resulting from disposal of property	(657)
Liabilities settled	(106)	-
	28,172	-
Less current portion of asset retirement obligation	(1,430)	-
Long-term portion of asset retirement obligation	$26,742	$-

14       STOCKHOLDERS’ EQUITY

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

At September 30, 2016 and December 31, 2015, 51,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

In October 2012, the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $0.00001. At September 30, 2016, 16,714,421 shares were issued and outstanding and at December 31, 2015, 14,823,827 shares were issued and outstanding.

During the nine months ended September 30, 2016, the Company issued shares of common stock in the following transactions:

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

15       RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. (See Note 10) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing demand promissory note. On September 22, 2016, the Company borrowed $50,000 from E-Starts pursuant to a non-bearing demand promissory note. The total amount owed to E-Starts at September 30, 2016 and December 31, 2015 was $453,593 and $403,593 respectively, plus accrued interest.

E-Starts, in addition to the three notes, advanced money to the Company for use in paying certain obligations of the Company.

GS Energy, LLC is owned by Ian and Gary Ganzer (See Note 19) and is a creditor of Blue Grove.

The details of the due to related party account are summarized as follows:

	September 30, 2016	December 31, 2015
	(thousands)
Due to E-Starts Money Co
Expense advances	$11	$11
Accrued interest	19	10
	30	21
Due to GS Energy, LLC	18	18
Due to Gary Ganzer	9	-
	$57	$39

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

The Company had advances and accrued interest pursuant to its related party note receivable from Wellston with an aggregate amount of up to $500,000, which bears interest at 12% per annum and is collateralized by a deed of trust on the mineral interests. The principal amount of the loan and related accrued interest follows:

	September 30, 2016	December 31, 2015
	(thousands)
Principal	$53	$53
Accrued interest	7	2
	$60	$55

16        EMPLOYEE BENEFITS

Stock option plan - The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards under each Plan. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at September 30, 2016. 95,597 shares were issued from the Employee, Consultant and Advisor Stock Compensation Plan during the four months ended December 31, 2015 and 28,094 shares were issued during the nine months ended September 30, 2016. As of September 30, 2016, there are 1,000,000 shares available under the Stock Option Plan and 876,309 shares available under the Employee, Consultant and Advisor Stock Compensation Plan. The shares issued under the Employee, Consultant and Advisor Stock Compensation Plan were expensed at their market value on the date of issuance.

401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the period owned by the Company, the two weeks ended March 31, 2016 and the three months ended September 30, 2016 is included in Cost of operations and Selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
401(k) plan expense	$406	$-	$862	$-

17       OPTION AGREEMENT

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

18        EQUITY-BASED COMPENSATION

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

As of September 30, 2016, Rhino GP had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters from 2012 through 2015 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

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

During the nine months ended September 30, 2016, the General Partner granted fully vested units of the Partnership to its board of directors as well as certain members of management. The Company recognized approximately $0.6 million of expense for the nine months ended September 30, 2016 in relation to the units granted.

19       COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2016, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016 Q4	797	14
2017	2,910	10
2018	701	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2016 are included in Cost of operations in the unaudited condensed consolidated statements of operations for the period owned by the Company were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Lease expense	$1,438	$-	$2,642	$-
Royalty expense	$2,409	$-	$5,494	$-

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the nine months ended September 30, 2016.

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

Commencement of Private Offerings - In order to fund existing operations and the contemplated acquisitions, on February 1, 2016, the Company commenced a private offering (the “Offering”), of up to 2,187,500 shares of its common stock at $8.00 per share, for aggregate proceeds of $17,500,000. The Offering is being made exclusively to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Offering will not be registered under the Securities Act or applicable state securities laws by virtue of the “private placement” exemption set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act. As of September 30, 2016, a total of 112,500 shares had been sold for aggregate proceeds of $900,000.

In April 2016, the Company commenced a private offering of convertible promissory notes. Each note bears interest at 10% per annum. All principal and interest is due and payable in full on November 1, 2016 unless the note is converted into common stock. The notes are convertible into common stock at $5.50 per share at any time by the holder, and on the maturity date by the Company. The Company sold $2,150,000 of notes through September 30, 2016.

20        MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30, 2016	March 17, 2016 to
	Receivable	September 30,
	Balance	2016 Sales
	(thousands)
PPL Corporation	$1,646	$23,466
PacifiCorp Energy	668	9,760
Big Rivers Electric Corporation	1,314	9,734

21        FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Company’s Credit Facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Company. The fair value of the Company’s Credit Facility approximates the carrying value at September 30, 2016.

22        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Rhino unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016 excludes approximately $0.2 million of property additions, which are recorded in accounts payable.

23        SEGMENT INFORMATION

The Company produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Company sells primarily to electric utilities in the United States. For the three and nine months ended September 30, 2016, the Company had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

Reportable segment results of operations for the three months ended September 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):.

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$10,432	$10,974	$7,219	$14,576	$214	$43,415
DD&A	415	196	326	666	36	1,639
Interest expense	552	59	119	310	921	1,961
Net income (loss) from continuing operations	(276)	2,296	-	(505)	(367)	1,148

Reportable segment results of operations for the nine months ended September 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization) (Rhino is only included from its date of acquisition of March 17, 2016)

Nine months ended September 30, 2016

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$15,892	$23,250	$18,434	$33,331	$280	$91,187
DD&A	818	420	678	1,044	69	3,029
Interest expense	1,404	224	238	596	1,601	4,063
Net income (loss) from continuing operations	(349)	1,246	(19)	(150)	(105)	623

24           SUBSEQUENT EVENTS

In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth Inc. The common stock of Mammoth Inc. began trading on the Nasdaq Exchange in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth Inc. and received proceeds of approximately $27,000. The Partnership’s remaining shares of Mammoth Inc. are subject to a 180 day lock-up period from the date of Mammoth Inc.’s initial public offering.

For the quarter ended September 30, 2016, the Partnership continued the suspension of the cash distribution for its common units, which was initially suspended for the quarter ended June 30, 2015. No distribution will be paid for common or subordinated units for the quarter ended June 30, 2016. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership’s limited partnership agreement. The Partnership initially lowered its quarterly common unit distribution below the minimum level of $0.445 per unit with the quarter ended September 30, 2014. Thus, the Partnership’s distributions for each of the quarters ended September 30, 2014 through the quarter ended June 30, 2016 were below the minimum level and the current amount of accumulated arrearages as of September 30, 2016 related to the common unit distribution was approximately $149.7 million.

On October 7, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with East Hill Investments, Ltd. (the “Purchaser”), pursuant to which the Company offered to the Purchaser, in a registered direct offering, an aggregate of 1,000,000 shares (the “Shares”) of its common stock at a negotiated purchase price of $4.25 per share, for aggregate gross proceeds to the Company of $4,250,000, before other offering expenses payable by the Company.

Under the Purchase Agreement, the Company agreed to issue 50,000 Shares immediately in consideration of a promissory note (a “Purchase Note”) of the Purchaser. The Purchase Note is payable fifteen calendar days after the date of issuance, and does not bear interest prior to the maturity date. If the Purchase Note is not paid in full on the maturity date, the Purchase Note will bear interest at 15% per annum. Until sixty days after the initial purchase, the Purchaser has the right to purchase additional Shares under the Purchase Agreement, provided that: each purchase must be for no less than 20,000 Shares and no more than 50,000 Shares; and the Purchaser must not be obligated on a Purchase Note from a prior purchase. The Purchaser will purchase the balance of any Shares which have not been purchased under the Purchase Agreement for cash sixty days after the initial purchase. On October 22, 2016, the Company and East Hill agreed to extend the payment date of the initial Purchase Note to November 30, 2016.

Effective as of November 12, 2016, the Company exercised its option to convert $2,150,000 of convertible notes into shares of its common stock at $5.50 per share. The total principal and interest converted into common stock was $2,261,137, which resulted in the issuance of 411,116 shares of common stock.

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

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. In April 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. In June 2015, the Company completed the acquisition of Blue Grove Coal, LLC, a licensed operator of a coal mine owned by GS Energy, LLC. See below regarding acquisition of majority control of Rhino Resource Partners, LP (“Rhino”). See Notes 3, 16 and 18 to the consolidated financial statements for additional completed and planned acquisitions.

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

Royal Energy Resources, Inc. Purchase of Majority Control of Rhino Resource Partners, LP

On January 21, 2016, Royal and Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) entered into a definitive agreement whereby Royal acquired 676,912 of Rhino’s issued and outstanding common units from Wexford. The definitive agreement also included a commitment by Royal to acquire within 60 days from the date of the definitive agreement, or March 21, 2016, of all of the issued and outstanding membership interests of Rhino GP LLC (Rhino GP”), Rhino’s general partner, as well as 945,526 of Rhino’s issued and outstanding subordinated units from Wexford.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP as well as the 945,526 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in Rhino with the completion of this transaction. Immediately subsequent to the consummation of the transaction, the following members of the board of directors of the Partnership’s general partner tendered their resignations effective immediately: Mark Zand, Philip Braunstein, Ken Rubin, Arthur Amron, Douglas Lambert and Mark Plaumann. As the owner of the Partnership’s general partner, Royal has the right to appoint the members of the board of directors of the Partnership’s general partner and so appointed the following individuals as new directors to fill the vacancies resulting from the resignations: William Tuorto, Ronald Phillips, Michael Thompson, Douglas Holsted, Brian Hughs and David Hanig.

On March 21, 2016, Rhino and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 6,000,000 of its common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid Rhino $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On May 13, 2016 and September 30, 2016, respectively, the Company paid Rhino $3,000,000 and $2,000,000, respectively, of the promissory note installments that were due July 31,2016 and September 30, 2016, respectively.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, Rhino controlled an estimated 363.6 million tons of proven and probable coal reserves, consisting of an estimated 310.1 million tons of steam coal and an estimated 53.5 million tons of metallurgical coal. In addition, as of December 31, 2015, Rhino controlled an estimated 436.8 million tons of non-reserve coal deposits. In August 2016, Rhino sold its Elk Horn coal leasing business, as described further below, which controlled, as of December 31, 2015, an estimated 100.1 million tons of proven and probable coal reserves and an estimated 197.5 million tons of non-reserve coal deposits.

We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

Our principal business strategy is to safely, efficiently and profitably produce, sell both steam and metallurgical coal from our diverse asset base in order to enable Rhino to resume, and, over time, increase its quarterly cash distributions. In addition, we intend to continue to expand and potentially diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash available for distribution and enhance stability of our cash flow.

For the three and nine months ended September 30, 2016, Rhino generated revenues of approximately $43.4 million and $124.4 million, respectively, and it generated net losses of approximately $3.2 million and $9.0 million, respectively. For the three months ended September 30, 2016, Rhino produced and sold approximately 0.8 million tons of coal, of which approximately 93% were sold pursuant to supply contracts. For the nine months ended September 30, 2016, Rhino produced and sold approximately 2.4 million tons of coal, of which approximately 88% were sold pursuant to supply contracts. Rhino recorded a loss from the disposal of a business $119.2 million as of September 2016, as discussed below. Royal adjusted its basis in Rhino’s assets upon the acquisition of Rhino in March 2016 and as a result, Royal’s loss on disposal of the business amounted to $13.5 million in the nine months ended September 30, 2016.

Current Liquidity and Outlook

As of September 30, 2016, Rhino’s available liquidity was $4.0 million, which consisted of the amount available under its Credit Facility dated July 29, 2011 (as amended and restated, the “Credit Facility”). On May 13, 2016, Rhino entered into a fifth amendment of the Credit Facility (the “Fifth Amendment”), which extends the term to July 31, 2017 (see “—Liquidity and Capital Resources—Credit Facility” for further details of the Fifth Amendment).

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

Recent Developments

Yorktown Transaction

On September 30, 2016, Royal, Rhino, Rhino GP, Rhino Resource Partners Holdings, LLC (“Rhino Holdings”), an entity wholly-owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”) entered into a definitive agreement (the “Agreement”). Investment partnerships managed by Yorktown own substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”), a coal producing company with mines located in the Illinois Basin in western Kentucky. The Agreement contemplates that prior to closing, Yorktown will contribute its shares of common stock of Armstrong Energy to Rhino Holdings. At the closing, Rhino Holdings will contribute those shares to Rhino in exchange for 10 million newly issued of our common units of Rhino. The Agreement also contemplates that Rhino GP, currently owned and controlled by Royal, will issue a 50% ownership inherent in it to Rhino Holdings in connection with the issuance of Rhino’s common units for the common stock of Armstrong Energy. Closing of the Agreement is conditioned upon (i) the current bondholders of Armstrong Energy agreeing to restructure their bonds and (ii) the refinancing of Rhino’s Amended and Restated Credit Agreement with funds from an equity investment into Rhino to be arranged by Rhino Holdings. The Agreement is also subject to other standard closing conditions and required approvals. The Agreement contains customary covenants, representations and warranties and indemnification obligations for breaches of, or the inaccuracy of representations or warranties or breaches of covenants contained in, the Agreement and associated agreements. Rhino also agreed to enter into a registration rights agreement with Rhino Holdings that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights. The Agreement may be terminated by the mutual written consent of the parties and Rhino Holdings or by either Rhino or Rhino Holdings if: (i) the closing has not occurred on or before December 31, 2016 (unless the closing is as a result of such terminating party’s inability or failure to satisfy the conditions to the closing or if the non-terminating party has filed an action seeking specific performance); (ii) a law or order issued by a governmental authority prevents the closing from occurring (unless such law or order resulted from such party’s failure to perform its obligations under the Agreement); (iii) the board of directors of Rhino GP fails to approve the transactions or transaction documents contemplated by the Agreement; or (iv) the lenders of Rhino’s credit facility fail to approve the transactions and transaction documents contemplated by the Agreement. The parties anticipate the Agreement will be consummated on or before December 31, 2016.

Elk Horn Coal Leasing Disposition

In August 2016, Rhino entered into an agreement to sell its Elk Horn coal leasing company to a third party for total cash consideration of $12.0 million. Rhino received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. Elk Horn is a coal leasing company located in eastern Kentucky that has provided Rhino with coal royalty revenues from coal properties owned by Elk Horn and leased to third-party operators. As of December 31, 2015, Elk Horn controlled approximately 100 million tons of proven and probable steam coal reserves. During the second quarter of 2016, Rhino evaluated the Elk Horn assets for potential impairment based upon the initial purchase price offered by the buyer and the continued deterioration of the Central Appalachia steam coal markets that had adversely affected Elk Horn’s financial results. Its impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the buyer. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, Rhino recorded total asset impairment charges of approximately $13.3 million related to Coal properties as of June 30, 2016. The disposal of the Elk Horn assets and liabilities in August 2016 resulted in an additional loss of $0.2 million. The total loss of $13.5 million from the Elk Horn disposal is recorded as discontinued operations along with the previous operating results of Elk Horn that have been reclassified for the three and nine months ended September 30, 2016 and 2015.

Fourth, Fifth and Six Amendments to Credit Facility

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

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of its amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduces the maximum commitment amount allowed under the credit facility for the additional $1.5 million to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

Suspension and Delisting of Common Units from the New York Stock Exchange (“NYSE”) for Rhino Resource Partners, LP

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

Reverse Unit Split for Rhino Resource Partners, LP

On April 18, 2016, Rhino completed a 1-for-10 reverse split on its common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit. The reverse unit split was intended to increase the market price per unit of Rhino’s common units in order to comply with the NYSE’s continued listing standards. All references to units are on a post-split basis.

Distribution Suspension for Rhino Resource Partners, LP

Beginning with the quarter ended June 30, 2015 and continuing through the current quarter ended September 30, 2016, Rhino has suspended the cash distribution for its common units. For the quarters ended September 30, 2014 and December 31, 2014, Rhino announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, Rhino announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the historical quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect Rhino’s cash flow.

Rhino’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in its limited partnership agreement. Since the distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and Rhino suspended the distribution for the quarters ended June 30, 2015 through September 30, 2016, Rhino has accumulated arrearages at September 30, 2016 related to the common unit distribution of approximately $149.7 million.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of September 30, 2016, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016 Q4	797	14
2017	2,910	10
2018	701	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Consolidated Information

As noted above, the Company completed the acquisition of a majority of Rhino on March 17, 2016. Accordingly, the Company began consolidating the operations of Rhino on that date. The following summarizes the financial statements of Royal for the three and nine months ended September 30, 2016 and September 30, 2015, which includes the results of operation of Rhino from the date that the Company acquired majority control, as adjusted for changes in the fair value of certain Rhino assets as of the date of the transaction. During the three and nine months ended September 30, 2016, the Company’s only operating activities consisted of Rhino.

Our revenues for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
REVENUES:
Coal sales	$40,992	$134	$86,675	$281
Freight and handling revenues	424	-	1,106	-
Other revenues	1,999	-	3,406	-
Total revenues	$43,415	$134	$91,187	$281

Our costs and expenses for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$35,249	$139	$72,648	$286
Freight and handling costs	385	-	988	-
Depreciation, depletion and amortization	1,655	109	3,329	127
(Gain) on sale/disposal of assets-net	(100)	-	(125)	-
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,717	141	11,520	364
Total costs and expenses	$41,906	$389	$88,060	$777

Interest and other expense/(income) for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
INTEREST AND OTHER EXPENSE/(INCOME):
Interest expense - related party	$3	$3	$9	$6
Interest expense - other	2,012	-	4,071	-
Interest income - related party	(2)	-	(5)	(1)
Interest income - other	-	1	-
Gain on extinguishment of debt	(1663)		(1663)
Marketable securities	-	-	-	2
Equity in net loss/(income) of unconsolidated affiliates	27	-	92	-
Total costs and expenses	$377	$2	$2,504	$7

Results of Operations of Rhino

The following information shows the results of operation of Rhino for each period presented. The results have not been adjusted to give effect to the lower depreciation, depletion and amortization which resulted when Royal revalued Rhino’s property, plant and equipment. However, for purposes of reflecting the loss on the disposal of Rhino’s Elk Horn properties recorded as of September 30, 2016, the information which follows has been adjusted to reflect the lower basis in the assets resulting in a $13.5 million loss. The Company is working with a third-party specialist to evaluate the assets of Rhino to assign specific values at the appropriate asset levels.

In this section “Results of Operations of Rhino”, the terms “Rhino,” “we” and “our” refer exclusively to Rhino unless specifically indicated otherwise.

As of September 30, 2016, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of September 30, 2016, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2016. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of September 30, 2016. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Statement of Operations Data:
Total revenues	$43.4	$51.9	$124.4	$158.3
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	35.3	47.7	98.1	139.7
Freight and handling costs	0.4	0.7	1.5	1.9
Depreciation, depletion and amortization	6.5	7.8	18.3	24.5
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.3	2.9	12.3	11.8
Loss on asset impairments	-	2.3	-	4.5
(Gain) on sale/disposal of assets-net	(0.1)	(0.4)	(0.4)	(0.5)
(Loss) from operations	(3.0)	(9.1)	(5.4)	(23.6)
Interest and other (expense)/income:
Interest expense	(1.9)	(1.4)	(5.2)	(3.6)
Gain on extinguishment of debt	1.7	-	1.7	-
Equity in net (loss)/income of unconsolidated affiliates	-	0.1	(0.1)	0.3
Total interest and other (expense)	(0.2)	(1.3)	(3.6)	(3.3)
Net (loss) from continuing operations	(3.2)	(10.4)	(9.0)	(26.9)
Net income (loss) from discontinued operations	(0.6)	1.1	(12.6)	5.6
Net (loss)	$(3.8)	$(9.3)	$(21.6)	$(21.3)

Other Financial Data
Adjusted EBITDA from continuing operations	$5.5	$1.2	$14.9	$5.7
Net Income/(Loss) from discontinued operations	(0.6)	1.6	(12.6)	7.4
Total Adjusted EBITDA	$4.9	$2.8	$2.3	$13.1

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary. For the three months ended September 30, 2016, our total revenues decreased to $43.4 million from $51.9 million for the three months ended September 30, 2015, which is a 16.3% decrease. We sold approximately 0.8 million tons of coal for the three months ended September 30, 2016, which is a 12.9% decrease compared to the tons of coal sold for the three months ended September 30, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in worldwide steel production due to ongoing global economic weakness, particularly in China. While coal prices have increased recently, particularly met coal prices, we do not anticipate the recent price increase will benefit our financial results until 2017.

Net loss from continuing operations improved for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. We generated a net loss from continuing operations of approximately $3.2 million for the three months ended September 30, 2016 compared to a net loss from continuing operations of approximately $10.4 million for the three months ended September 30, 2015. For the three months ended September 30, 2015, our total net loss from continuing operations was impacted by an asset impairment charge of $2.3 million related to our Deane mining complex discussed earlier.

Adjusted EBITDA from continuing operations increased to $5.5 million for the three months ended September 30, 2016 from $1.2 million for the three months ended September 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the lower net loss generated year-to-year.

Including the loss from discontinued operations of approximately $0.6 million, our total net loss and Adjusted EBITDA for the three months ended September 30, 2016 were $3.8 million and $4.9 million, respectively. Including the income from discontinued operations of approximately $1.0 million, our total net loss and Adjusted EBITDA for the three months ended September 30, 2015 were $9.3 million and $2.8 million, respectively.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months	Three months	Increase/
	Ended	ended	(Decrease)
Segment	September 30, 2016	September 30, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	179.7	231.9	(52.2)	(22.5%)
Northern Appalachia	149.1	264.2	(115.1)	(43.6%)
Rhino Western	185.1	234.3	(49.2)	(21.0%)
Illinois Basin	304.5	209.4	95.1	45.4%
Total *	818.4	939.8	(121.4)	(12.9%)

*	Calculated percentages and the rounded totals presented are based upon actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 0.8 million tons of coal for the three months ended September 30, 2016, which was a 12.9% decrease compared to the three months ended September 30, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 22.5% to approximately 0.2 million tons for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a decrease in steam coal tons sold in the three months ended September 30, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 43.6% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 21.0% for the three months ended September 30, 2016 compared to the same period in 2015 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 45.4% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2016	September 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$10.4	$11.5	$(1.1)	(9.5%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	3.5	(3.5)	(99.3%)
Total revenues	$10.4	$15.0	$(4.6)	(30.3%)
Coal revenues per ton*	$57.91	$49.59	$8.32	16.8%
Northern Appalachia
Coal revenues	$8.8	$15.7	$(6.9)	(43.9%)
Freight and handling revenues	0.4	0.7	(0.3)	(42.4%)
Other revenues	1.8	2.0	(0.2)	(11.6%)
Total revenues	$11.0	$18.4	$(7.4)	(40.3%)
Coal revenues per ton*	$58.75	$59.13	$(0.38)	(0.7%)
Rhino Western
Coal revenues	$7.2	$8.7	$(1.5)	(17.0%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$7.2	$8.7	$(1.5)	(17.0%)
Coal revenues per ton*	$39.00	$37.13	$1.87	5.0%
Illinois Basin
Coal revenues	$14.6	$9.6	$5.0	51.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$14.6	$9.6	$5.0	51.1%
Coal revenues per ton*	$47.97	$46.07	$1.90	4.1%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.2	0.2	-	n/a
Total revenues	$0.2	$0.2	$-	n/a
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$41.0	$45.5	$(4.5)	(9.8%)
Freight and handling revenues	0.4	0.7	(0.3)	(42.4%)
Other revenues	2.0	5.7	(3.7)	(64.9%)
Total revenues	$43.4	$51.9	$(8.5)	(16.3%)
Coal revenues per ton*	$50.09	$48.38	$1.71	3.5%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the three months ended September 30, 2016 decreased by approximately $4.5 million, or 9.8%, to approximately $41.0 million from approximately $45.5 million for the three months ended September 30, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Northern Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton was $50.09 for the three months ended September 30, 2016, an increase of $1.71, or 3.50%, from $48.38 per ton for the three months ended September 30, 2015. This increase in coal revenues per ton was primarily the result of a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues decreased by approximately $1.1 million, or 9.5%, to approximately $10.4 million for the three months ended September 30, 2016 from approximately $11.5 million for the three months ended September 30, 2015. This decrease was primarily due to fewer steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment increased by $8.32, or 16.8%, to $57.91 per ton for the three months ended September 30, 2016 as compared to $49.59 for the three months ended September 30, 2015, primarily due to a higher mix of higher priced met coal tons sold as steam coal tons decreased year-to-year due to ongoing weak demand for steam coal from this region.

For our Northern Appalachia segment, coal revenues were approximately $8.8 million for the three months ended September 30, 2016, a decrease of approximately $6.9 million, or 43.9%, from approximately $15.7 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the three months ended September 30, 2016. Coal revenues per ton for our Northern Appalachia segment was primarily flat at $58.75 per ton for the three months ended September 30, 2016 as compared to $59.13 per ton for the three months ended September 30, 2015.

For our Rhino Western segment, coal revenues decreased by approximately $1.5 million, or 17.0%, to approximately $7.2 million for the three months ended September 30, 2016 from approximately $8.7 million for the three months ended September 30, 2015, primarily due to a decrease in tons sold due to decreased customer demand at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment was $39.00 for the three months ended September 30, 2016, an increase of $1.87, or 5.0%, from $37.13 for the three months ended September 30, 2015. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended September 30, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $14.6 million for the three months ended September 30, 2016 increased by approximately $5.0 million, or 51.4%, compared to $9.6 million for the three months ended September 30, 2015. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment was $47.97 for the three months ended September 30, 2016, an increase of $1.90, or 4.1%, from $46.07 for the three months ended September 30, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category was relatively flat at approximately $0.2 million for the three months ended September 30, 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

In thousands, except per ton data and %)	Three months ended September 30, 2016	Three months ended September 30, 2015	Increase (Decrease) %*
Met coal tons sold	88.4	32.2	174.7%
Steam coal tons sold	91.3	199.7	(54.3%)
Total tons sold	179.7	231.9	(22.5%)

Met coal revenue	$5,654	$2,634	114.6%
Steam coal revenue	$4,753	$8,865	(46.4%)
Total coal revenue	$10,407	$11,499	(9.5%)

Met coal revenues per ton	$63.95	$81.85	(21.9%)
Steam coal revenues per ton	$52.07	$44.39	17.3%
Total coal revenues per ton	$57.91	$49.59	16.8%

Met coal tons produced	108.0	26.5	307.7%
Steam coal tons produced	104.0	67.9	52.6%
Total tons produced	212.0	94.4	124.2%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2016	September 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.9	$14.7	$(7.8)	(52.8%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.6	2.6	(1.0)	(36.0%)
Selling, general and administrative	2.0	2.6	(0.6)	(23.7%)
Cost of operations per ton*	$38.51	$63.19	$(24.68)	(39.1%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.8	$13.1	$(5.3)	(40.8%)
Freight and handling costs	0.4	0.7	(0.3)	(45.7%)
Depreciation, depletion and amortization	0.8	1.9	(1.1)	(59.0%)
Selling, general and administrative	-	0.1	(0.1)	(56.8%)
Cost of operations per ton*	$52.13	$49.68	$2.45	4.9%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.3	$7.2	$(1.9)	(26.3%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.3	1.6	(0.3)	(18.9%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$28.82	$30.91	$(2.09)	(6.8%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.4	$10.5	$2.9	28.3%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.6	1.6	1.0	62.4%
Selling, general and administrative	0.1	-	0.1	116.1%
Cost of operations per ton*	$43.99	$49.86	$(5.87)	(11.8%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$1.8	$2.2	$(0.4)	(17.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.2	0.1	0.1	(13.6%)
Selling, general and administrative	2.2	0.2	2.0	1046.0%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$35.2	$47.7	$(12.5)	(26.1%)
Freight and handling costs	0.4	0.7	(0.3)	(45.7%)
Depreciation, depletion and amortization	6.5	7.8	(1.3)	(17.2%)
Selling, general and administrative	4.3	2.9	1.4	50.2%
Cost of operations per ton*	$43.07	$50.73	$(7.66)	(15.1%)

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

Cost of Operations. Total cost of operations was $35.2 million for the three months ended September 30, 2016 as compared to $47.7 million for the three months ended September 30, 2015. Our cost of operations per ton was $43.07 for the three months ended September 30, 2016, a decrease of $7.66, or 15.1%, from the three months ended September 30, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Central Appalachia segment as we idled a majority of operations beginning in the third quarter of 2015 to reduce excess coal inventory, which resulted in lower production and higher cost of operations per ton during this 2015 period.

Our cost of operations for the Central Appalachia segment decreased by $7.8 million, or 52.8%, to $6.9 million for the three months ended September 30, 2016 from $14.7 million for the three months ended September 30, 2015. Total cost of operations decreased year-to-year since as we optimized production during the three months ended September 30, 2016 compared to the prior period. Our cost of operations per ton of $38.51 for the three months ended September 30, 2016 was a reduction of 39.1% compared to $63.19 per ton for the three months ended September 30, 2015, as we idled a majority of operations beginning in the third quarter of 2015 to reduce excess coal inventory, which resulted in lower production and higher cost of operations per ton during this 2015 period.

In our Northern Appalachia segment, our cost of operations decreased by $5.3 million, or 40.8%, to $7.8 million for the three months ended September 30, 2016 from $13.1 million for the three months ended September 30, 2015. The decrease in cost of operations was due to reduced production in this region in response to weak market demand. Our cost of operations per ton was $52.13 for the three months ended September 30, 2016, an increase of $2.45, or 4.9%, compared to $49.68 for the three months ended September 30, 2015. Cost of operations per ton increased slightly primarily due to fixed operating costs being allocated to lower production and sales tons for the three months ended September 30, 2016 compared to the prior period.

Our cost of operations for the Rhino Western segment decreased by $1.9 million, or 26.3%, to $5.3 million for the three months ended September 30, 2016 from $7.2 million for the three months ended September 30, 2015. Total cost of operations decreased for the three months ended September 30, 2016 compared to the same period in 2015 due to decreased tons produced and sold from our Castle Valley operation due to weak customer demand. Our cost of operations per ton was $28.82 for the three months ended September 30, 2016, a decrease of $2.09, or 6.8%, compared to $30.91 for the three months ended September 30, 2015. Cost of operations per ton decreased for the three months ended September 30, 2016 compared to the same period in 2015 due to lower maintenance and other costs incurred at our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $13.4 million while cost of operations per ton was $43.99 for the three months ended September 30, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended September 30, 2015, cost of operations in our Illinois Basin segment was $10.5 million and cost of operations per ton was $49.86. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category decreased to $1.8 million for the three months ended September 30, 2016 compared to $2.2 million for the three months ended September 30, 2015. Cost of operations decreased primarily due to decreased activity in our ancillary businesses.

Freight and Handling. Total freight and handling cost decreased to $0.4 million for the three months ended September 30, 2016 as compared to $0.7 million for the three months ended September 30, 2015 as we sold fewer tons from our Sands Hill mining complex that requires trucking to customers.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2016 was $6.5 million as compared to $7.8 million for the three months ended September 30, 2015.

For the three months ended September 30, 2016, our depreciation cost decreased to $5.6 million compared to $7.2 million for the three months ended September 30, 2015. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment in the current quarter compared to the prior year as we disposed of excess equipment in this region.

For the three months ended September 30, 2016, our depletion cost was relatively flat at $0.4 million compared to $0.3 million for the three months ended September 30, 2015.

For the three months ended September 30, 2016, our amortization cost was relatively flat at $0.5 million compared to $0.3 million for the three months ended September 30, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2016 increased to $4.3 million as compared to $2.9 million for the three months ended September 30, 2015. This increase was primarily attributable to a $2.0 million charge incurred during the three months ended September 30, 2016 for a reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier.

Interest Expense. Interest expense for the three months ended September 30, 2016 increased to $1.9 million as compared to $1.4 million for the three months ended September 30, 2015. This increase was primarily due to higher interest rates on our senior secured credit facility.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	September 30, 2016	September 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(1.6)	$(8.4)	$6.8
Northern Appalachia	3.2	1.9	1.3
Rhino Western	-	(0.5)	0.5
Illinois Basin	(2.8)	(3.1)	0.3
Other	(2.0)	(0.3)	(1.7)
Total	$(3.2)	$(10.4)	$7.2

For the three months ended September 30, 2016, total net loss from continuing operations was a loss of approximately $3.2 million compared to net loss from continuing operations of approximately $10.4 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, our total net loss from continuing operations was impacted by a charge of $2.0 million related to the reserve taken against the note receivable from our Deane mining complex sale discussed earlier. For the three months ended September 30, 2015, our total net loss from continuing operations was impacted by an asset impairment charge of $2.3 million related to our Deane mining complex discussed earlier.

For our Central Appalachia segment, net loss from continuing operations was approximately $1.6 million for the three months ended September 30, 2016, a $6.8 million smaller net loss as compared to the three months ended September 30, 2015, which was primarily related to the $2.3 million asset impairment charge incurred during the three months ended September 30, 2015 for the Deane mining complex discussed earlier. Net income from continuing operations in our Northern Appalachia segment increased by $1.3 million to $3.2 million for the three months ended September 30, 2016 from $1.9 million for the three months ended September 30, 2015. This increase was primarily due to reducing costs at our Northern Appalachia operations. Net income (loss) from continuing operations in our Rhino Western segment was at a break-even level for the three months ended September 30, 2016, compared to a net loss from continuing operations of $0.5 million for the three months ended September 30, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the three months ended September 30, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $2.8 million for the three months ended September 30, 2016, which was an improvement of $0.3 million compared to the three months ended September 30, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $2.0 million for the three months ended September 30, 2016 as compared to net loss from continuing operations of $0.3 million for the three months ended September 30, 2015. This increase in net loss year to year was primarily attributable to a $2.0 million charge incurred during the three months ended September 30, 2016 for a reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	September 30, 2016	September 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$0.6	$(2.9)	$3.5
Northern Appalachia	2.4	4.0	(1.6)
Rhino Western	1.4	1.2	0.2
Illinois Basin	0.1	(1.3)	1.4
Other	1.0	0.2	0.8
Total	$5.5	$1.2	$4.3

Adjusted EBITDA from continuing operations for the three months ended September 30, 2016 was $5.5 million, an increase of $4.3 million from the three months ended September 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the lower net loss generated year-to-year discussed above. Adjusted EBITDA for the three months ended September 30, 2016 and 2015 were $5.6 million and $2.8 million, respectively, once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary. For the nine months ended September 30, 2016, our total revenues decreased to $124.3 million from $158.3 million for the nine months ended September 30, 2015, which is a 21.5% decrease. We sold approximately 2.4 million tons of coal for the nine months ended September 30, 2016, which is a 13.8% decrease compared to the tons of coal sold for the nine months ended September 30, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam and met coal markets for the nine months ended September 30, 2016 was due to the same factors discussed earlier.

Net loss from continuing operations decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We generated a net loss from continuing operations of approximately $9.0 million for the nine months ended September 30, 2016 compared to a net loss from continuing operations of approximately $27.0 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our total net loss from continuing operations was benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation, partially offset by a charge of $2.0 million related to the reserve taken against the note receivable from our Deane mining complex sale discussed earlier. Net loss from continuing operations for the nine months ended September 30, 2015 was impacted by the $2.2 million asset impairment charge incurred for our Cana Woodford oil and gas properties discussed above as well as the asset impairment charge of $2.3 million related to our Deane mining complex discussed earlier.

Adjusted EBITDA from continuing operations increased to $14.9 million for the nine months ended September 30, 2016 from $5.7 million for the nine months ended September 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the $3.9 million prior service cost benefit discussed above.

Including the loss from discontinued operations of approximately $117.9 million, our total net loss and Adjusted EBITDA for the nine months ended September 30, 2016 were $126.9 million and $16.7 million, respectively. Including the income from discontinued operations of approximately $5.6 million, our total net loss and Adjusted EBITDA for the nine months ended September 30, 2015 were $21.3 million and $13.1 million, respectively.

Tons Sold. The following table presents tons of coal sold by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2016	September 30, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	367.9	702.1	(334.2)	(47.6%)
Northern Appalachia	432.8	767.9	(335.1)	(43.6%)
Rhino Western	652.1	731.7	(79.6)	(10.9%)
Illinois Basin	953.7	590.2	363.5	61.6%
Total *	2,406.5	2,791.9	(385.4)	(13.8%)

*       Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 2.4 million tons of coal for the nine months ended September 30, 2016, which was a 13.8% decrease compared to the nine months ended September 30, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia and Northern Appalachia segments due to weak demand for steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 47.6% to approximately 0.4 million tons for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a decrease in steam coal tons sold in the nine months ended September 30, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 43.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 10.9% for the nine months ended September 30, 2016 compared to the same period in 2015 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 61.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2016	September 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$21.6	$40.4	$(18.8)	(46.6%)
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	9.3	(9.2)	(98.9%)
Total revenues	$21.7	$49.7	$(28.0)	(56.4%)
Coal revenues per ton*	$58.62	$57.54	$1.08	1.9%
Northern Appalachia
Coal revenues	$24.6	$44.7	$(20.1)	(44.9%)
Freight and handling revenues	1.6	1.9	(0.3)	(15.9%)
Other revenues	5.5	5.9	(0.4)	(7.1%)
Total revenues	$31.7	$52.5	$(20.8)	(39.6%)
Coal revenues per ton*	$56.91	$58.18	$(1.27)	(2.2%)
Rhino Western
Coal revenues	$25.1	$27.2	$(2.1)	(7.7%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$25.1	$27.2	$(2.1)	(7.8%)
Coal revenues per ton*	$38.55	$37.23	$1.32	3.5%
Illinois Basin
Coal revenues	$45.4	$27.2	$18.2	67.1%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	0.2	(0.2)	(92.3%)
Total revenues	$45.4	$27.4	$18.0	65.8%
Coal revenues per ton*	$47.65	$46.06	$1.59	3.4%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.4	1.5	(1.1)	(74.1%)
Total revenues	$0.4	$1.5	$(1.1)	(74.1%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$116.7	$139.5	$(22.8)	(16.3%)
Freight and handling revenues	1.6	1.9	(0.3)	(15.9%)
Other revenues	6.0	16.9	(10.9)	(64.8%)
Total revenues	$124.3	$158.3	$(34.0)	(21.5%)
Coal revenues per ton*	$48.52	$49.96	$(1.44)	(2.9%)

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

Our coal revenues for the nine months ended September 30, 2016 decreased by approximately $22.8 million, or 16.3%, to approximately $116.7 million from approximately $139.5 million for the nine months ended September 30, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Northern Appalachia and Central Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton was $48.52 for the nine months ended September 30, 2016, a decrease of $1.44, or 2.9%, from $49.96 per ton for the nine months ended September 30, 2015. This decrease in coal revenues per ton was primarily the result of a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $18.8 million, or 46.6%, to approximately $21.6 million for the nine months ended September 30, 2016 from approximately $40.4 million for the nine months ended September 30, 2015. This decrease was primarily due to fewer steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment increased by $1.08, or 1.9%, to $58.62 per ton for the nine months ended September 30, 2016 as compared to $57.54 for the nine months ended September 30, 2015, primarily due to a higher mix of higher priced met coal tons sold compared to the prior year.

For our Northern Appalachia segment, coal revenues were approximately $24.6 million for the nine months ended September 30, 2016, a decrease of approximately $20.1 million, or 44.9%, from approximately $44.7 million for the nine months ended September 30, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due to weak demand for coal from this region. Coal revenues per ton for our Northern Appalachia segment decreased by $1.27, or 2.2%, to $56.91 per ton for the nine months ended September 30, 2016 as compared to $58.18 per ton for the nine months ended September 30, 2015. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased by approximately $2.1 million, or 7.7%, to approximately $25.1 million for the nine months ended September 30, 2016 from approximately $27.2 million for the nine months ended September 30, 2015, primarily due to a decrease in tons sold due to decreased customer demand at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment was $38.55 for the nine months ended September 30, 2016, an increase of $1.32, or 3.5%, from $37.23 for the nine months ended September 30, 2015. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the nine months ended September 30, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $45.4 million for the nine months ended September 30, 2016 increased by approximately $18.2 million, or 67.1%, compared to $27.2 million for the nine months ended September 30, 2015. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment was $47.65 for the nine months ended September 30, 2016, an increase of $1.59, or 3.4%, from $46.06 for the nine months ended September 30, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category decreased to approximately $0.4 million for the nine months ended September 30, 2016 as compared to approximately $1.5 million for the nine months ended September 30, 2015. This decrease in revenue was primarily due to the decreased business activity in our ancillary businesses and oil and natural gas investments.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Increase (Decrease) %*
Met coal tons sold	135.4	158.9	(14.8%)
Steam coal tons sold	232.5	543.2	(57.2%)
Total tons sold	367.9	702.1	(47.6%)

Met coal revenue	$9,553	$12,654	(24.5%)
Steam coal revenue	$12,016	$27,743	(56.7%)
Total coal revenue	$21,569	$40,397	(46.6%)

Met coal revenues per ton	$70.55	$79.65	(11.4%)
Steam coal revenues per ton	$51.67	$51.07	1.2%
Total coal revenues per ton	$58.62	$57.54	1.9%

Met coal tons produced	165.8	201.7	(17.8%)
Steam coal tons produced	242.3	424.5	(42.9%)
Total tons produced	408.1	626.2	(34.8%)

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2016	September 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$12.5	$38.9	$(26.4)	(68.0%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.9	9.1	(4.2)	(45.4%)
Selling, general and administrative	9.4	11.0	(1.6)	(14.3%)
Cost of operations per ton*	$33.86	$55.41	$(21.55)	(38.9%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$18.5	$37.8	$(19.3)	(51.2%)
Freight and handling costs	1.5	1.9	(0.4)	(24.2%)
Depreciation, depletion and amortization	2.6	5.7	(3.1)	(55.4%)
Selling, general and administrative	0.1	0.2	(0.1)	(43.9%)
Cost of operations per ton*	$42.67	$49.27	$(6.60)	(13.4%)

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$19.9	$24.1	$(4.2)	(17.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.1	4.8	(0.7)	(14.8%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$30.47	$32.98	$(2.51)	(7.6%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$39.9	$31.3	$8.6	27.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	6.3	4.3	2.0	47.8%
Selling, general and administrative	0.1	-	0.1	166.4%
Cost of operations per ton*	$41.81	$52.95	$(11.14)	(21.0%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.4	$7.6	$(0.2)	(2.4%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.4	0.6	(0.2)	(27.7%)
Selling, general and administrative	2.6	0.6	2.0	345.9%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$98.2	$139.7	$(41.5)	(29.8%)
Freight and handling costs	1.5	1.9	(0.4)	(24.2%)
Depreciation, depletion and amortization	18.3	24.5	(6.2)	(25.0%)
Selling, general and administrative	12.2	11.8	0.4	(3.8%)
Cost of operations per ton*	$40.77	$50.05	$(9.28)	(18.6%)

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

Cost of Operations. Total cost of operations was $98.2 million for the nine months ended September 30, 2016 as compared to $139.7 million for the nine months ended September 30, 2015. Our cost of operations per ton was $40.77 for the nine months ended September 30, 2016, a decrease of $9.28, or 18.6%, from the nine months ended September 30, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia as we reduced production in these regions in response to weak market demand, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Pennyrile mine in the Illinois Basin as we increased and optimized production during the nine months ended September 30, 2016 compared to the same period in 2015, as well as the $3.9 million benefit in Northern Appalachia during the nine months ended September 30, 2016 from the prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Central Appalachia segment decreased by $26.4 million, or 68.0%, to $12.5 million for the nine months ended September 30, 2016 from $38.9 million for the nine months ended September 30, 2015. Total cost of operations decreased year-to-year since we decreased production during the nine months ended September 30, 2016 in response to weak market conditions. Our cost of operations per ton of $33.86 for the nine months ended September 30, 2016 was a reduction of 38.9% compared to $55.41 per ton for the nine months ended September 30, 2015, as we produced coal from lower cost operations during the nine months ended September 30, 2016.

In our Northern Appalachia segment, our cost of operations decreased by $19.3 million, or 51.2%, to $18.5 million for the nine months ended September 30, 2016 from $37.8 million for the nine months ended September 30, 2015. Our cost of operations per ton was $42.67 for the nine months ended September 30, 2016, a decrease of $6.60, or 13.4%, compared to $49.27 for the nine months ended September 30, 2015. The decrease in cost of operations and cost of operations per ton was primarily due to the $3.9 million prior service cost benefit during the nine months ended September 30, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Rhino Western segment decreased by $4.2 million, or 17.6%, to $19.9 million for the nine months ended September 30, 2016 from $24.1 million for the nine months ended September 30, 2015. Our cost of operations per ton was $30.47 for the nine months ended September 30, 2016, a decrease of $2.51, or 7.6%, compared to $32.98 for the nine months ended September 30, 2015. Total cost of operations and cost of operations per ton decreased for the nine months ended September 30, 2016 compared to the same period in 2015 due to lower maintenance and other costs from our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $39.9 million while cost of operations per ton was $41.81 for the nine months ended September 30, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the nine months ended September 30, 2015, cost of operations in our Illinois Basin segment was $31.3 million and cost of operations per ton was $52.95. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category was relatively flat at $7.4 million for the nine months ended September 30, 2016 as compared to $7.6 million for the nine months ended September 30, 2015.

Freight and Handling. Total freight and handling cost decreased to $1.5 million for the nine months ended September 30, 2016 as compared to $1.9 million for the nine months ended September 30, 2015 as we sold fewer tons from our Sands Hill mining complex that requires trucking to customers.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2016 was $18.3 million as compared to $24.5 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, our depreciation cost decreased to $15.9 million compared to $22.2 million for the nine months ended September 30, 2015. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment compared to the prior year as we disposed of excess equipment in this region.

For the nine months ended September 30, 2016, our depletion cost was relatively flat at $1.2 million compared to $1.1 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, our amortization cost was relatively flat at $1.2 million compared to the nine months ended September 30, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the nine months ended September 30, 2016 increased to $12.2 million as compared to $11.8 million for the nine months ended September 30, 2015. This increase was primarily attributable to a $2.0 million charge incurred during the nine months ended September 30, 2016 for a reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier.

Interest Expense. Interest expense for the nine months ended September 30, 2016 increased to $5.2 million as compared to $3.7 million for the nine months ended September 30, 2015. This increase was primarily due to higher interest rates on our senior secured credit facility along with the write-off of approximately $0.3 million of our unamortized debt issuance costs during the nine months ended September 30, 2016. This write-off was due to the fourth and fifth amendments of our credit facility during the nine months ended September 30, 2016 that reduced the borrowing capacity from $100 million to $75 million. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement” for more information on these amendments.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2016	September 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(10.1)	$(16.3)	$6.2
Northern Appalachia	9.0	4.6	4.4
Rhino Western	(0.6)	(3.0)	2.4
Illinois Basin	(4.2)	(10.3)	6.1
Other	(3.1)	(1.9)	(1.2)
Total	$(9.0)	$(26.9)	$17.9

For the nine months ended September 30, 2016, total net loss from continuing operations was a loss of approximately $9.0 million compared to net loss from continuing operations of approximately $26.9 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our total net loss from continuing operations was benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Net loss from continuing operations for the nine months ended September 30, 2015 was impacted by the $2.2 million asset impairment charge incurred for our Cana Woodford oil and gas properties discussed above as well as the asset impairment charge of $2.3 million related to our Deane mining complex discussed earlier. Including the loss from discontinued operations of approximately $117.9 million, our total net loss for the nine months ended September 30, 2016 was $126.9 million. Including the income from discontinued operations of approximately $5.6 million, our total net loss for the nine months ended September 30, 2015 was $21.3 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $10.1 million for the nine months ended September 30, 2016, a $6.2 million smaller net loss as compared to the nine months ended September 30, 2015, which was primarily related to the $2.3 million asset impairment charge incurred during the three months ended September 30, 2015 for the Deane mining complex discussed earlier. Net income from continuing operations in our Northern Appalachia segment increased by $4.4 million to $9.0 million for the nine months ended September 30, 2016 from $4.6 million for the nine months ended September 30, 2015. This increase was primarily due the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Net loss from continuing operations in our Rhino Western segment was a loss of $0.6 million for the nine months ended September 30, 2016, compared to a net loss from continuing operations of $3.0 million for the nine months ended September 30, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the nine months ended September 30, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $4.2 million for the nine months ended September 30, 2016, which was an improvement of $6.1 million compared to the nine months ended September 30, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $3.1 million for the nine months ended September 30, 2016 as compared to a net loss from continuing operations of $1.9 million for the nine months ended September 30, 2015. This increase in net loss year to year was primarily attributable to a $2.0 million charge incurred during the three months ended September 30, 2016 for a reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the six months ended June 30, 2016 and 2015:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2016	September 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(3.4)	$(3.5)	$0.1
Northern Appalachia	10.2	10.8	(0.6)
Rhino Western	3.8	2.0	1.8
Illinois Basin	2.8	(5.6)	8.4
Other	1.5	2.0	(0.5)
Total	$14.9	$5.7	$9.2

Adjusted EBITDA from continuing operations for the nine months ended September 30, 2016 was $14.9 million, an increase of $9.2 million from the nine months ended September 30, 2015. Adjusted EBITDA from continuing operations increased period to period due to the improvement year-to-year in our loss from continuing operations as well as the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Adjusted EBITDA for the nine months ended September 30, 2016 and 2015 were $16.7 million and $13.1 million, respectively, once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(1.5)	$3.2	$-	$(2.8)	$(2.1)	$(3.2)
Plus:
DD&A	1.6	0.8	1.3	2.6	0.2	6.5
Interest expense	0.5	-	0.1	0.3	1.0	1.9
EBITDA from continuing operations†	$0.6	$4.0	$1.4	$0.1	$(0.9)	$5.2
Plus: Provision for doubtful accounts (1)	-	-	-	-	2.0	2.0
Plus: Gain on extinguishment of debt (2)	-	(1.7)	-	-	-	(1.7)
Adjusted EBITDA from continuing operations†	0.6	2.3	1.4	0.1	1.1	5.5
EBITDA from discontinued operations	(0.6)	-	-	-	-	(0.6)
Adjusted EBITDA †	$-	$2.3	$1.4	$0.1	$1.1	$4.9

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(8.4)	$2.0	$(0.5)	$(3.1)	$(0.4)	$(10.4)
Plus:
DD&A	2.6	1.9	1.6	1.6	0.1	7.8
Interest expense	0.5	0.1	0.1	0.2	0.5	1.4
EBITDA from continuing operations†	$(5.3)	$4.0	$1.2	$(1.3)	$0.2	$(1.2)
Plus: Non-cash asset impairment (3)	2.3	-	-	-	-	2.3
Adjusted EBITDA from continuing operations†	(3.0)	4.0	1.2	(1.3)	0.3	1.2
EBITDA from discontinued operations	1.6	-	-	-	-	1.6
Adjusted EBITDA †	$(1.4)	$4.0	$1.2	$(1.3)	$0.3	$2.8

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(10.1)	$9.0	$(0.6)	$(4.2)	$(3.1)	$(9.0)
Plus:
DD&A	4.9	2.6	4.1	6.3	0.4	18.3
Interest expense	1.7	0.3	0.3	0.7	2.2	5.2
EBITDA from continuing operations† **	$(3.4)	$11.9	$3.8	$2.8	$(0.5)	$14.6
Plus: Provision for doubtful accounts (1)	-	-	-	-	2.0	2.0
Plus: Gain on extinguishment of debt (2)	-	(1.7)	-	-	-	(1.7)
Adjusted EBITDA from continuing operations†	(3.4)	10.2	3.8	2.8	1.5	14.9
EBITDA from discontinued operations	(12.6)	-	-	-	-	(12.6)
Adjusted EBITDA †	$(16.0)	$10.2	$3.8	$2.8	$1.5	$2.3

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(16.3)	$4.6	$(3.0)	$(10.3)	$(1.9)	$(26.9)
Plus:
DD&A	9.1	5.7	4.8	4.3	0.6	24.5
Interest expense	1.4	0.5	0.2	0.4	1.1	3.6
EBITDA from continuing operations† **	$(5.8)	$10.8	$2.0	$(5.6)	$(0.2)	$1.2
Plus: Non-cash asset impairment (3)	2.3	-	-	-	2.2	4.5
Adjusted EBITDA from continuing operations†	$(3.5)	10.8	2.0	(5.6)	2.0	5.7
EBITDA from discontinued operations	6.7	-	-	-	0.7	7.4
Adjusted EBITDA †	$3.2	$10.8	$2.0	$(5.6)	$2.7	$13.1

*	Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

**	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	During the three and nine months ended September 30, 2016, we recorded a $2.0 million reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	For the three and nine months ended September 30, 2016, we recorded a gain of approximately $1.7 million for the extinguishment of debt. We executed an agreement with the third party that held approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration, which resulted in an approximate $1.7 million gain from the extinguishment of this debt. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(3)	During the three and nine months ended September 30, 2015, we recorded asset impairment losses of approximately $2.3 million and $4.5 million, respectively. For the three months ended September 30, 2015, we recorded an asset impairment loss of approximately $2.3 million for our Deane mining complex since this asset is classified as held for sale and was written down to its estimated fair value less costs to sell as of September 30, 2015. For the nine months ended September 30, 2015, we recorded an additional asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since this asset was classified as held for sale and was written down to its estimated fair value less costs to sell as of June 30, 2015. We believe that the isolation and presentation of these specific items to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of these items provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of these items provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Net cash provided by operating activities	$1.1	$2.5	$5.1	$13.9
Plus:
Increase in net operating assets	5.1	-	6.1	-
Gain on sale of assets	0.1	0.5	0.4	1.2
Amortization of deferred revenue	0.6	0.4	1.3	2.1
Amortization of actuarial gain	-	-	4.8	0.1
Interest expense	1.9	1.4	5.2	3.7
Equity in net income of unconsolidated affiliate	-	0.1	-	0.3
Less:
Decrease in net operating assets	-	1.1	-	4.6
Amortization of advance royalties	0.1	0.2	0.7	0.6
Amortization of debt issuance costs	1.0	0.3	2.0	1.1
Loss on retirement of advanced royalties	-	-	0.1	-
Equity-based compensation	-	-	0.5	-
Provision for doubtful accounts	2.0	0.1	2.0	0.5
Loss on asset impairments	-	2.3	-	4.5
Loss on disposal of business	0.2	-	13.5	-
Accretion on asset retirement obligations	0.4	0.5	1.1	1.7
Distribution from unconsolidated affiliates	-	-	-	0.2
Equity in net loss of unconsolidated affiliates	-	-	0.1	-
Gain on extinguishment of debt	1.7	-	1.7	-
EBITDA†	$3.1	$0.4	$(104.5)	$8.1
Plus: Loss on disposal of business and asset impairments (1)	0.2	2.3	13.5	4.5
Plus: Provision for doubtful accounts (2)	2.0	0.1	2.0	0.5
Adjusted EBITDA† **	5.6	2.8	16.7	13.1
Less: EBITDA from discontinued operations	0.1	1.6	1.8	7.4
Adjusted EBITDA from continuing operations †	$5.5	$1.2	$14.9	$5.7

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

**	Totals may not foot due to rounding.

(1)	For the three and nine months ended September 30, 2016, we recorded losses of $0.5 million and $119.2 million related to the sale of our Elk Horn coal leasing company that was discussed earlier. For the three and nine months ended September 30, 2015, we recorded asset impairment losses of approximately $2.3 million and $4.5 million, respectively. For the three months ended September 30, 2015, we recorded an asset impairment loss of approximately $2.3 million for our Deane mining complex since this asset is classified as held for sale and was written down to its estimated fair value less costs to sell as of September 30, 2015. For the nine months ended September 30, 2015, we recorded an additional asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since this asset was classified as held for sale and was written down to its estimated fair value less costs to sell as of June 30, 2015. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	For the three and nine months ended September 30, 2016, we recorded a $2.0 million reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier. During the three and nine months ended September 30, 2015, we recorded provisions for doubtful accounts of approximately $0.1 million and $0.5 million, respectively, related to a few of our Elk Horn lessee customers in Central Appalachia that were in bankruptcy proceedings. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

Liquidity and Capital Resources

Liquidity

The principal indicators of our liquidity are its cash on hand and availability under Rhino’s Credit Facility. As of September 30, 2016, Rhino’s available liquidity was $4.0 million, which was comprised of the availability under its Credit Facility.

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

Cash Flows

Net cash provided by operating activities was $3.2 million for the nine months ended September 30, 2016 as compared to net cash used by operating activities of $.1 million for the nine months ended September 30, 2015. This increase in cash provided by operating activities was primarily the result of cash provided by operations by Rhino, which the Company acquired majority control of on March 17, 2016. However, cash flow from operations at Rhino was reduced from historical levels as a result of ongoing weak coal market conditions discussed above for the nine months ended September 30, 2016 as compared to 2015.

Net cash provided by investing activities was $3.5 million for the nine months ended September 30, 2016 as compared to cash used for investing activities of $.3 million for the nine months ended September 30, 2015. Net cash provided by investing activities is primarily related to proceeds from the sale of the Elk Horn coal leasing operation.

Net cash used in financing activities for the nine months ended September 30, 2016 was $13.7 million, which was primarily attributable to net repayments on our revolving credit facility with proceeds from the sale of our Elk Horn coal leasing operation as well as contributions from royal’s acquisition of common units, offset by $2.2 from the issuance of convertible notes in a private placement. Net cash provided by financing activities for the nine months ended September 30, 2015 was $5.2 million, which was primarily attributable to proceeds from related party loans and proceeds from the issuance of common stock in a private placement.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2016 were approximately $1.1 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2016 were approximately $4.8 million, which were primarily related to the payments for the final development of Rhino’s new Riveredge mine on its Pennyrile property in western Kentucky.

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

The Credit Facility requires Rhino to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the twelve months ended September 30, 2016, Rhino was in compliance with respect to all covenants contained in the credit agreement.

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

In July 2016, the Rhino entered into a sixth amendment (the “Sixth Amendment”) of its amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduces the maximum commitment amount allowed under the credit facility for the additional $1.5 million to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

At September 30, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $30.4 million at a variable interest rate of PRIME plus 3.50% (7.00% at September 30, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 5.00% at September 30, 2016. Based upon a maximum borrowing capacity of 6.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $4.0 million at September 30, 2016. During the three month period ended September 30, 2016, Rhino had average borrowings outstanding of approximately $37.7 million under the Credit Facility.

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

As of September 30, 2016, Rhino had $27.8 million in letters of credit outstanding, of which $22.4 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in Rhino’s Annual Report on Form 10-K for the year ended December 31, 2015 and Royal’s Annual Report on Form 10-K for the year ended August 31, 2015. There have been no significant changes in these policies and estimates as of September 30, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2016 is included in Exhibit 95.1 to this report.

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

Date: November 14, 2016	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO, Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
CFO, Principal Financial Officer

