Form 10-Q
period 2017-03-31
Royal Energy Resources, Inc.
filed 2017-05-15
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,184,095 shares of common stock issued and outstanding as of May 14, 2017.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements.

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations or our ability to obtain alternative financing upon the expiration of our amended and restated senior secured credit facility and our related ability to continue as a going concern; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; declines in demand for electricity and coal; the consummation of the acquisition of Armstrong Energy, Inc. from, and the transfer of 51% of our general partnership interest in Rhino Resource Partners, LP to, Yorktown Partners LLC; our ability to realize the expected benefits of an acquisition of Armstrong Energy, Inc.; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2016, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64	$86
Accounts receivable, less allowance for bad debts of $0 as of March 31 2017 and December 31, 2016	19,643	13,893
Inventories	8,840	8,050
Advance royalties, current portion	1,147	898
Prepaid expenses and other	8,421	8,461
Total current assets	38,115	31,388
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	240,139	69,684
Less accumulated depreciation, depletion and amortization	(27,080)	(4,572)
Net property, plant and equipment	213,059	65,112
Advance royalties, net of current portion	7,790	7,652
Investment in unconsolidated affiliates	5,118	5,121
Intangible purchase option	21,750	21,750
Goodwill	-	7,594
Intangible assets, less accumulated amortization of $84 and $67, respectively	17	34
Other non-current assets	27,585	27,591
TOTAL	$313,434	$166,242
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	12,589	10,447
Accrued expenses and other	13,110	11,405
Notes payable-related party	579	504
Current portion of long-term debt	14,840	12,040
Current portion of asset retirement obligations	917	917
Related party advance and accrued interest payable	74	71
Total current liabilities	42,109	35,384
NON-CURRENT LIABILITIES:
Long-term deferred tax liability	44,031	-
Asset retirement obligations, net of current portion	19,707	26,503
Other non-current liabilities	39,454	39,073
Total non-current liabilities	103,192	65,576
Total liabilities	145,301	100,960
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ EQUITY
Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at March 31, 2017 and authorized 10,000,000 shares; 51,000 issued and outstanding at December 31, 2016
Common stock: $0.00001 par value; authorized 25,000,000 shares; 17,184,095 shares issued and outstanding at March 31, 2017 and authorized 500,000,000; 17,212,278 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	47,415	47,295
Stock subscription receivable	(213)	(213)
Accumulated other comprehensive income	1,677	874
Retained earnings (accumulated deficit)	65,147	(20,579)
Total stockholders’ equity owned by common shareholders	114,027	27,378
Non-controlling interest	54,106	37,904
Total stockholders’ equity owned by common shareholders	168,133	65,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,434	$166,242

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Coal sales	$51,781	$6,578
Freight and handling revenues	131	101
Other revenues	1,639	441
Total revenues	53,551	7,120
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	44,932	4,189
Freight and handling costs	769	87
Depreciation, depletion and amortization	23,139	235
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,394	2,287
(Gain) on sale/disposal of assets—net	(1)	-
Total costs and expenses	72,233	6,798
(LOSS)/INCOME FROM OPERATIONS	(18,682)	322
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest income
Other	1	5
Related party	-	2
Interest expense
Other	(1,215)	(296)
Related Party	(3)	(3)
Equity in net (loss) of unconsolidated affiliates	(4)	(39)
Gain on bargain purchase	171,151	-
Total interest and other (expense)/income	169,930	(331)
NET INCOME/(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	151,248	(9)
INCOME TAXES	(44,031)	-
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	107,217	(9)
DISCONTINUED OPERATIONS (NOTE 4)
Income from discontinued operations	-	258
NET INCOME BEFORE NON-CONTROLLING INTEREST	107,217	249
Less income attributable to non-controlling interest	16,201	92
NET INCOME ATTRIBUTABLE TO COMPANY'S STOCKHOLDERS	91,016	157
Other comprehensive income/(loss):
Fair market value adjustment for available-for-sale investment	1,466	-
Less comprehensive earnings attributable to non-controlling interest	663	-
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$91,819	$157
Net income per share, basic and diluted
Continuing operations	$5.29	$(0.00)
Discontinued operations	-	0.01
	$5.29	$0.01
Weighted average shares outstanding, basic and diluted	17,207,883	15,032,147

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,217	$249
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation, depletion and amortization	23,139	264
Accretion on asset retirement obligations	466	-
Amortization of advance royalties	251	-
Amortization of debt issuance costs	341	-
Loss on retirement of advance royalties	136	-
(Gain) on sale/disposal of assets—net	(1)	-
(Gain) on bargain purchase	(171,151)
Equity in net loss of unconsolidated affiliates	4	39
Equity-based compensation	-	283
Accrued interest income-related party		(2)
Accrued interest expense-related party	3	3
Changes in assets and liabilities:
Accounts receivable	(6,002)	(3,478)
Inventories	(878)	(1,407)
Advance royalties	(774)	-
Prepaid expenses and other assets	175	(20)
Accounts payable	2,146	1,693
Accrued expenses and other liabilities	1,797	80
Long-term deferred tax liability	44,031
Asset retirement obligations	(34)	-
Net cash provided by/(used in) operating activities	866	(2,296)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	-	(6,500)
Investment in Blaze Mining royalty	-	(200)
Cash acquired in acquisitions	-	969
Proceeds from business disposal	450	-
Additions to property, plant, and equipment	(6,585)	-
Proceeds from sales of property, plant, and equipment	2	-
Net cash used in investing activities	(6,133)	(5,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	33,300	2,100
Repayments on line of credit	(28,500)	-
Proceeds from related party loans	2,075	-
Repayments on related party loans	(2,000)	-
Proceeds from issuance of common stock	370	300
Net cash provided by financing activities	5,245	2,400
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(22)	(5,627)
CASH AND CASH EQUIVALENTS—Beginning of period	86	7,104
CASH AND CASH EQUIVALENTS—End of period	$64	$1,477

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1       BASIS OF PRESENTATION, ORGANIZATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company,” “Royal,” “we,” or “our” ) and its wholly owned subsidiaries Rhino GP LLC (“Rhino GP” or General Partner), Blaze Minerals, LLC (“Blaze”), a West Virginia limited liability company, and Blue Grove Coal, LLC (“Blue Grove”), a West Virginia limited liability company, and its majority owned subsidiary Rhino Resource Partners, LP (“Rhino” or the “Partnership”)(OTCQB:RHNO), a Delaware limited partnership. Rhino GP is the general partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of March 31, 2017, condensed consolidated statements of operations and comprehensive income for the three ended March 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2016 filed with the SEC on April 3, 2017.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

As discussed further below, Royal obtained control of, and a majority limited partner interest, in Rhino on March 17, 2016. Rhino was formed on April 19, 2010 to acquire Rhino Energy LLC (the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Illinois, Kentucky, Ohio, West Virginia, and Utah. The majority of Rhino’s sales are made to domestic utilities and other coal-related organizations in the United States.

Royal Energy Resources, Inc. Acquisition of Rhino

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal and Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) whereby Royal acquired 676,912 issued and outstanding common units of Rhino previously owned by Wexford for $3.5 million. The Definitive Agreement also included a commitment by Royal to acquire within sixty days from the date of the Definitive Agreement all of the issued and outstanding membership interests of Rhino GP, the general partner of Rhino, as well as 945,526 issued and outstanding subordinated units of the Partnership owned by Wexford for $1.0 million.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of the General Partner, as well as 945,526 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction.

On March 21, 2016, Royal and the Partnership entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 6,000,000 common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to Rhino in the amount of $7.0 million (the “Rhino Promissory Note”). The promissory note was payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On December 30, 2016, the Partnership modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018. See discussion below.

As a result of these transactions, Rhino became a majority-owned subsidiary of Royal.

Option Agreement-Armstrong Energy

On December 30, 2016, the Partnership entered into an option agreement (the “Option Agreement”) with Royal, Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and the General Partner. Upon execution of the Option Agreement, the Partnership received an option (the “Call Option”) from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”) that is currently owned by investment partnerships managed by Yorktown, which currently represent approximately 97% of the outstanding common stock of Armstrong Energy. The Option Agreement stipulates that the Partnership can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units, representing limited partner interests in the Partnership (the “Call Option Premium Units”) to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates the Partnership can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of the Partnership. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in the General Partner to Rhino Holdings. The Partnership’s ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of the Partnership’s revolving credit facility to permit the acquisition of Armstrong Energy. The percentage ownership of Armstrong Energy represented by the Armstrong shares as of the date the Call Option is exercised is subject to dilution based upon the terms under which Armstrong Energy restructures its indebtedness, the terms of which have not been determined yet.

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

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment and the GP Amendment. Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

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

Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP

On December 30, 2016, Rhino GP entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (“Amended and Restated Partnership Agreement”) to create, authorize and issue the Series A Preferred Units.

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

Debt Classification— Rhino evaluated its amended and restated senior secured credit facility at March 31, 2017 to determine whether this debt liability should be classified as a long-term or current liability. On May 13, 2016 Rhino entered into a fifth amendment (the “Fifth Amendment”) of its amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. As of December 31, 2016, Rhino had met the requirements to extend the maturity date of the credit facility to December 31, 2017. Since the credit facility has an expiration date of December 2017, the Company determined that its credit facility debt liability at March 31, 2017 and December 31, 2016 of $14.8 million and $10.0 million, respectively, should be classified as a current liability on its unaudited condensed consolidated statements of financial position. The classification of the credit facility balance as a current liability raises substantial doubt of the Rhino’s ability to continue as a going concern for the next twelve months. Rhino is considering alternative financing options that could result in a new long-term credit facility. Since the credit facility has an expiration date of December 31, 2017, Rhino will have to secure alternative financing to replace its credit facility by the expiration date of December 31, 2017 in order to continue its normal business operations and meet its obligations as they come due. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Reclassifications— Certain prior year amounts have been reclassified to discontinued operations on the unaudited condensed consolidated statements of operations and comprehensive income related to the disposal of an operating component of Rhino, the Elk Horn coal leasing business, during 2016. See Note 4 for further information on the Elk Horn disposal.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Investments in Unconsolidated Affiliates. Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, Royal’s or its subsidiaries’ ability to exercise significant influence over the operating and financial policies of the investee and whether Royal or its subsidiaries are determined to be the primary beneficiary of a variable interest entity. Equity investments are recorded at original cost and adjusted periodically to recognize Royal’s or its subsidiaries’ proportionate share of the investees’ net income or losses after the date of investment. Any losses from the equity method investments are absorbed by Royal or its subsidiaries based upon its proportionate ownership percentage. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

In December 2012, the Partnership made an initial investment in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth Inc. For the three months ended March 31, 2017, the Partnership recorded a fair market value adjustment of $1.5 million for the available-for-sale investment based on the market value of the shares at March 31, 2017, which was recorded in Other Comprehensive Income. As of March 31, 2017 and December 31, 2016, the Partnership has recorded its investment in Mammoth Inc. as a short-term asset, which the Partnership has classified as available-for-sale. The Partnership has included its investment in Mammoth Inc. and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). The Partnership accounts for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating loss for this investment for the three months ended March 31, 2017 and 2016 of approximately ($4,000) and ($39,000), respectively. The Partnership has recorded its investment in Sturgeon on the Investment in unconsolidated affiliates line of the Partnership’s consolidated statements of financial position. The Partnership has included its investment in Sturgeon in its Other category for segment reporting purposes.

On March 20, 2017, the Partnership executed a contribution agreement to contribute its limited partner interests in Sturgeon to Mammoth Inc. The Partnership expects to receive 336,447 shares of common stock of Mammoth Inc. once the transaction closes, which is expected to occur in late May 2017.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 did not have a material impact on the Company’s unaudited consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Company adopted this guidance in 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs. ASU 2016-15 requires that cash payments related to debt prepayments or debt extinguishments, excluding accrued interest, be classified as a financing activity rather than an operating activity even when the effects enter into the determination of net income. The amendments in ASU 2016-15 will be effective on January 1, 2018 and must be applied retrospectively. Early application is permitted. The Company adopted this guidance in 2016.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control. ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-17 did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance.

3       ACQUISITIONS

Acquisition of Rhino GP, LLC and Rhino Resource Partners, LP

As discussed in Note 1, the Company acquired Rhino GP and obtained control of, and became a majority limited partner, in Rhino on March 17, 2016. Rhino GP is the general partner of Rhino.

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

Rhino has a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2016, Rhino controlled an estimated 256.9 million tons of proven and probable coal reserves, consisting of an estimated 203.5 million tons of steam coal and an estimated 53.4 million tons of metallurgical coal. In addition, as of December 31, 2016, Rhino controlled an estimated 196.5 million tons of non-reserve coal deposits.

At March 31, 2017, the Company’s investment in Rhino consists of $11,250,213 in cash and $4,000,000 in notes payable. The acquisition was completed in three steps as described in Note 1. The fair value of Rhino’s property, plant and equipment was determined by an independent, third-party appraiser that completed their report during the first quarter of 2017. The fair value of the Partnership’s coal properties were based on observable input from market transactions that closely related to the nature of Rhino’s coal properties. The asset retirement obligations of the Partnership were adjusted to fair value based upon current risk adjusted discount rates. The original provisional assets and liabilities have been adjusted as of March 31, 2017 within the one year measurement period. The total income statement impact of these adjustments has been recognized during the three months ended March 31, 2017. The table below reflects the value the assets acquired and the liabilities assumed for the acquisition of Rhino.

	Provisional Amounts	Final Amounts
	December 31, 2016	March 17, 2016
	(thousands)
Assets:
Current Assets	$23,117	$25,851
Property, plant and equipment	66,812	229,950
Other non-current assets	40,047	37,673
Total identifiable assets	129,976	293,474
Liabilities:
Current liabilities	62,810	60,211
Non-current liabilities
Long-term debt, net of current portion	2,536	2,536
Asset retirement obligations, net of current portion	27,108	17,986
Other non-current liabilities	37,092	37,090
Total non-current liabilities	66,736	57,612
Total liabilities	129,546	117,823
Net identifiable assets	430	175,651
Goodwill	7,594	-
subtotal	8,024	175,651
Non-controlling shareholders	3,524	-
Bargain purchase gain	-	171,151
Total consideration paid	$4,500	$4,500

Note: Final amounts were determined in Q1 2017 as discussed above, which resulted in the differences to the provisional amounts.

Operating results for Rhino for the three months ended March 31, 2017 and 2016 are as follows.

	Three months ended March 31,
	2017	2016
	(in thousands)
Revenues	$53,550	$39,330
Comprehensive income (loss)	$(563)	$(6,018)
Net loss per share, basic and fully diluted	$(0.22)	$(0.33)

The current quarter’s remeasurement of the acquired net assets of Rhino resulted in the recognition of a deferred income tax liability of $55,529 as of the acquisition date. The recognition of this deferred tax liability has been included in the current quarter’s provision for income taxes.  The recognition of the deferred tax liability also reflects future taxable income through the reversals of temporary differences; therefore the current quarter’s tax provision also includes the reversal of a valuation allowance of $7,415 which had been applied to deferred tax assets at December 31, 2016. The remaining components of the provision consists of the deferred tax effects arising from other net income and expense items for the period, including the effects of acquisition remeasurements recognized in the current quarter. The Company has no current income tax expense.

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

The Company performed a comprehensive review of its current coal mining operations as well as potential future development projects for the year ended December 31, 2016 to ascertain any potential impairment losses. Since production from this property had not begun at December 31, 2016, the Company engaged a third-party engineer to provide an estimate of fair value. The specialist valued the royalty interests at $4.4 million. Accordingly, the Company recorded an asset impairment loss of $16.7 million in the fourth quarter of 2016.

4. DISCONTINUED OPERATIONS

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Company’s unaudited condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016
Major line items constituting (loss)/income from discontinued operations for the Elk Horn disposal:
Other revenues	$-	138
Total revenues	-	138

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	(195)
Depreciation, depletion and amortization	-	29
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	2
Interest expense and other	-	44
Total costs and expenses	-	(120)
Income from discontinued operations before income taxes for the Elk Horn disposal	-	258
Income taxes	-	-
Net income from discontinued operations	$-	$258

5        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Other prepaid expenses	$833	$761
Debt issuance costs—net	640	981
Prepaid insurance	822	1,432
Prepaid leases	113	77
Supply inventory	565	614
Deposits	-	164
Available-for-sale investment	4,998	3,532
Note receivable-current portion	450	900
Total Prepaid expenses and other	$8,421	$8,461

Debt issuance costs were included in Prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 since Rhino’s credit facility balance was classified as a current liability. See Note 10 for further information on the amendments to Rhino’s amended and restated senior secured credit facility.

As of March 31, 2017 and December 31, 2016, the note receivable balance of $0.5 million and $0.9 million, respectively, relates to the $1.5 million of consideration to be paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier.

6       PROPERTY

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2017 and December 31, 2016 are summarized by major classification as follows:

	Useful Lives	March 31, 2017	December 31, 2016
		(in thousands)

Coal properties, including mining and other equipment	1 - 20 Years	$240,139	$69,684
Total		240,139	69,684
Less accumulated depreciation, depletion and amortization		(27,080)	(4,572)
Net		$213,059	$65,112

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$22,543	$218
Depletion expense for coal properties and oil and natural gas properties	557	-
Amortization of mine development costs	22
Amortization expense for intangible assets	17	17
Total depreciation, depletion and amortization	$23,139	$235

As discussed in Notes 1 and 3, the Company acquired and became a majority limited partner in Rhino on March 17, 2016. The Company completed its purchase accounting fair value adjustments in the first quarter of 2017 and adjusted the previous provisional amounts the Company had recorded for the Rhino acquisition. The fair value purchase adjustments resulted in a bargain purchase gain of $171 million recorded in the first quarter of 2017 that related to the prior 2016 reporting period as well as $16.1 million of additional depreciation, depletion and amortization expense recorded in the first quarter of 2017 that related to the prior 2016 reporting period.

7       OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Deposits and other	$220	$218
Non-current receivable	27,157	27,157
Deferred expenses	208	216
Total	$27,585	$27,591

Non-current receivable. The non-current receivable balance of $27.2 million as of March 31, 2017 and December 31, 2016 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

Call Option-Armstrong Energy. As discussed in Note 1, the Partnership and Rhino Holdings executed an Option Agreement in December 2016 where the Partnership received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units to Rhino Holdings upon the execution of the Option Agreement. The Partnership valued the Call Option at $21.8 million based upon the closing price of the Partnership’s publicly traded common units on the date the Option Agreement was executed.

The Partnership has determined the value of the common units issued at December 30, 2016 of $21.8 million constituted an amount that would be applied to the potential acquisition of Armstrong Energy, as discussed in Note 1. Because facts and circumstances, including the likelihood of consummation of the contemplated transaction, have not changed substantially since the agreement was executed, the Partnership has concluded that there has been no substantial change in the value of the Call Option.

8        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Payroll, bonus and vacation expense	$1,918	$1,721
Non income taxes	3,121	2,669
Royalty expenses	1,909	1,617
Accrued interest	603	601
Health claims	656	630
Workers’ compensation & pneumoconiosis	2,450	2,450
Preferred unit distribution	1,117	-
Other	1,336	1,717
Total	$13,110	$11,405

9       NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated March 3, 2017; owed to E-Starts Money Co., a related party; non-interest bearing	50	0
Demand note payable dated March 16, 2017; owed to E-Starts Money Co., a related party; non-interest bearing	25	0

Total related party notes payable	$579	$504

The related party notes payable have accrued interest of $25,418 at March 31, 2017 and $22,372 at December 31, 2016. The Company expensed $3,046 in interest from the related party loan in each of the three months ended March 31, 2017 and 2016.

10        DEBT

Debt as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$14,840	$10,040
Note payable to Weston Energy dated December 30, 2016; interest at 8% per annum; due January 15, 2017	-	2,000
Total	14,840	12,040
Less current portion	(14,840)	(12,040)
Long-term debt	$-	$-

Senior Secured Credit Facility with PNC Bank, N.A.— On July 29, 2011, the Partnership executed the amended and restated credit agreement (as amended, the “Amended and Restated Credit Agreement”). The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the amended and restated credit agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $48.7 million as of March 31, 2017. The amount available for letters of credit was unchanged from these amendments.

On March 17, 2016, the Partnership entered into a fourth amendment (the “Fourth Amendment”) of the amended and restated credit agreement. The Fourth Amendment amended the definition of change of control in the amended and restated credit agreement to permit Royal to purchase the membership interests of the General Partner. The Fourth Amendment also eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%.

On May 13, 2016, the Partnership entered into the Fifth Amendment of the amended and restated credit agreement, which extended the term to July 31, 2017.

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of our amended and restated senior secured credit agreement that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment further reduced the maximum commitment amount allowed under the credit facility for the additional $1.5 million that is to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

In December 2016, the Partnership entered into a seventh amendment of its amended and restated credit agreement (the “Seventh Amendment”). The Seventh Amendment allows for the issuance of the Series A preferred units as outlined in the Amended and Restated Partnership Agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. The Seventh Amendment alters the maximum leverage ratio to 4.0 to 1.0 effective December 31, 2016 through May 31, 2017 and 3.5 to 1.0 from June 30, 2017 through December 31, 2017. The maximum leverage ratio shall be reduced by 0.50 to 1.0 for every $10.0 million of net cash proceeds, in the aggregate, received after the Seventh Amendment date from (i) the issuance of any equity by the Partnership and/or (ii) the disposition of any assets in excess of $2.0 million in the aggregate, provided, however, that in no event will the maximum leverage ratio be reduced below 3.0 to 1.0.

The Seventh Amendment alters the minimum consolidated EBITDA, as calculated on a rolling twelve months basis, to $12.5 million from December 31, 2016 through May 31, 2017 and $15.0 million from June 30, 2017 through December 31, 2017. The Seventh Amendment alters the maximum capital expenditures allowed, as calculated on a rolling twelve months basis, to $20.0 million through the expiration of the credit facility. A condition precedent to the effectiveness of the Seventh Amendment is the receipt of the $13.0 million of cash proceeds received by the Partnership from the issuance of the Series A preferred units pursuant to the Preferred Unit Agreement, which was used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfills the required Royal equity contribution, which was a requirement of prior amendments to the credit agreement.

On March 23, 2017, the Partnership entered into an eighth amendment (the “Eighth Amendment”) of its amended and restated credit agreement that allows the annual auditor’s report for the years ended December 31, 2016 and 2015 to contain a qualification with respect to the short-term classification of the Partnership’s credit facility balance without creating a default under the credit agreement. As of March 31, 2017 and December 31, 2016, the Partnership was in compliance with respect to all covenants contained in its credit agreement.

At March 31, 2017, the Operating Company had borrowed $14.8 million at a variable interest rate of PRIME plus 3.50% (7.50% at March 31, 2017). In addition, the Operating Company had outstanding letters of credit of $26.1 million at a fixed interest rate of 5.00% at March 31, 2017. Based upon a maximum borrowing capacity of 4.00 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $7.7 million of the borrowing availability at March 31, 2017.

11        ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows:

	Three months ended	Year ended
	March 31, 2017	December 31, 2016
	(in thousands)
Balance at beginning of period (including current portion)	$27,420	$-
Acquired		28,200
Accretion expense	466	1,105
Adjustment resulting from addition of property	-	-
Adjustment resulting from annual recosting and other	-	(1,685)
Adjustments to the liability resulting from final purchase allocation	(7,228)	-
Liabilities settled	(34)	(200)
Balance at end of period	20,624	27,420
Less current portion of asset retirement obligation	(917)	(917)
Long-term portion of asset retirement obligation	$19,707	$26,503

12       STOCKHOLDERS’ EQUITY

In October 2012 the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $0.00001. In March 2017, the Company filed an amendment to its Certificate of Incorporation to reduce the authorized shares of Common Stock to 25,000,000 and to reduce the authorized shares of Preferred Stock to 5,000,000.

Series A preferred stock

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

13       RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. (See Note 9) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing demand promissory note. On September 22, 2016, the Company borrowed $50,000 from E-Starts pursuant to a non-bearing demand promissory note. On December 8, 2016, the Company borrowed $50,000 from E-Starts pursuant to a non-bearing demand promissory note. On March 3, 2017, the Company borrowed $50,000 from E-Starts pursuant to a non-bearing demand promissory note. On March 16, 2017, the Company borrowed $25,000 from E-Starts pursuant to a non-bearing demand promissory note. The total amount owed to E-Starts at March 31, 2017 and December 31, 2016 was $578,593 and $503,593 respectively, plus accrued interest.

E-Starts, in addition to the six notes, advanced money to the Company for use in paying certain obligations of the Company.

GS Energy, LLC is owned by Ian and Gary Ganzer (See Note 16) and is a creditor of Blue Grove. Ian Ganzer was the chief operating officer of the Company from June 2015 to September 2016.

The details of the due to related party account are summarized as follows:

	March 31, 2017	December 31, 2016
	(thousands)
Due to E-Starts Money Co
Expense advances	$11	$11
Accrued interest	25	22
	36	33
Due to GS Energy, LLC	18	18
Due to Ian Ganzer	10	10
Due to Gary Ganzer	10	10
	$74	$71

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston Coal, LLC (“Wellston”) for 500,000 shares of the Company’s common stock. The Option Agreement originally terminated on September 1, 2015, but was later extended to December 31, 2016. Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan was evidenced by a Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement, and was secured by a Deed of Trust on the Wellston Property. The Company ultimately loaned Wellston $53,000. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston. On September 13, 2016, Wellston sold its assets to an unrelated third party, and we received rights to a royalty of $1 per ton on the first 250,000 tons of coal mined from the property in consideration for a release of our lien on the Wellston Property.

14        EMPLOYEE BENEFITS

401(k) Plans— The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three months ended March 31, 2017 and 2016 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
401(k) plan expense	$370	$51

15        EQUITY-BASED COMPENSATION

Stock option plan - The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at March 31, 2017. There were 95,597 shares issued from the Employee, Consultant and Advisor Stock Compensation Plan. As of March 31, 2017, there are 1,000,000 shares available under the Stock Option Plan and 876,309 shares available under the Employee, Consultant and Advisor Stock Compensation Plan. The shares issued under the Employee, Consultant and Advisor Stock Compensation Plan were expensed at their market value on the date of issuance.

In October 2010, the General Partner established the Rhino Long-Term Incentive Plan (the “Plan” or “LTIP”). The Plan is intended to promote the interests of the Partnership by providing to employees, consultants and directors of the General Partner, the Partnership or affiliates of either, incentive compensation awards to encourage superior performance. The LTIP provides for grants of restricted units, unit options, unit appreciation rights, phantom units, unit awards, and other unit-based awards.

As discussed in Note 1, on March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of the General Partner as well as 945,525 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction, which constituted a change in control of the Partnership. The language in the Partnership’s phantom unit and restricted unit grant agreements states that all outstanding, unvested units would become immediately vested upon a change in control. For the three months ended March 31, 2016, the Partnership recognized approximately $10,000 of expense from the vesting of these units as a result of the change in control.

16       COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2017, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017 Q2-Q4	2,900	16
2018	701	4

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments— The Partnership has a commitment to purchase approximately 1.0 million gallons of diesel fuel at fixed prices from January 2017 through December 2017 for approximately $2.0 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership had no expense for purchased coal from coal purchase contracts or expense from OTC purchases for the three months ended March 31, 2017 and 2016.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three months ended March 31, 2017 and 2016 are included in Cost of operations in the unaudited condensed consolidated statements of operations for the period owned by the Company were as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Lease expense	$1,513	$155
Royalty expense	$3,377	$479

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the three months ended March 31, 2017 or 2016.

The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest. The Partnership did not make any capital contributions to the Sturgeon joint venture during the three months ended March 31, 2017 or 2016. See Note 2 for discussion on the potential contribution of Sturgeon to Mammoth.

Blue Grove Coal, LLC (“Blue Grove”). On June 10, 2015, the Company acquired Blue Grove in exchange for 350,000 shares of its common stock. Blue Grove was owned 50% by Ian Ganzer, our chief operating officer at that time, and 50% by Gary Ganzer, Ian Ganzer’s father (the “Members”). Simultaneous with the Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by the Members. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Management Agreement with GS Energy to Black Oak. In consideration, Black Oak was entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy. Subsequently, the agreement with Black Oak was amended to provide that Black Oak was entitled to 100% of the first $400,000 and 50% of the next $1,000,000, for a maximum of $900,000 of net profits generated by the mining of the coal properties of GS Energy.

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

17        MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	March 31	December 31	Three months	Three months
	2017	2016	ended	ended
	Receivable	Receivable	March 31	March 31
	Balance	Balance	2017 Sales	2016 Sales
	(in thousands)
LGE/KU	$1,397	$1,496	10,521	1,616
Big Rivers Electric Corporation	2,805	n/a	6,244	998

18        FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level One - Quoted prices for identical instruments in active markets.

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Partnership had a recurring fair value measurement relating to its investment in Mammoth, Inc. As discussed in Note 2, in October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth, Inc. in exchange for 234,300 shares of common stock of Mammoth, Inc. The common stock of Mammoth, Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth, Inc. and received proceeds of approximately $27,000. The Partnership’s remaining shares of Mammoth, Inc. are classified as a held-for-sale investment on the Partnership’s unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 2 measurement.

19        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017 and 2016 excludes approximately $0.6 million and $0.3 million, respectively, of property additions, which are recorded in accounts payable.

20        SEGMENT INFORMATION

The Company produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Company sells primarily to electric utilities in the United States. For the three months ended March 31, 2017, the Company had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

Reportable segment results of operations for the three months ended March 31, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$23,314	$6,127	$7,298	$16,807	$5	$53,551
DD&A	8,010	2,022	4,531	8,136	433	23,132
Interest expense	-	-	-	-	1,218	1,218
Net income (loss) from continuing operations	$(8,665)	$(2,277)	$(2,712)	$(6,249)	$127,120	$107,217

Reportable segment results of operations for the three months ended March 31, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization) (Rhino is only included from its date of acquisition of March 17, 2016)

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$891	$1,937	$1,648	$2,628	$16	$7,120
DD&A	50	24	59	79	23	235
Interest expense	60	16	15	37	171	299
Net income (loss) from continuing operations	$(230)	$322	$78	$339	$(518)	$(9)

21 PARENT COMPANY FINANCIAL STATEMENTS

The Company’s Rhino subsidiary has certain restrictions on its assets and funds that are available to be transferred outside of Rhino based upon its Amended and Restated Credit Agreement as discussed in Note 10. Due to the restrictions on the assets and funds available for remittance to the Company, the following tables present the financial statements of the parent Company for all periods presented excluding Rhino.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28	$39
Prepaid expenses and other	54	54
Total current assets	82	93
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	11,432	11,432
Less accumulated depreciation, depletion and amortization	-	-
Net property, plant and equipment	11,432	11,432
Investment in Rhino	13,250	15,500
Intangible assets, less accumulated amortization of $85 and $68, respectively	17	34
TOTAL	$24,781	$27,059
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	120	29
Accrued expenses and other	594	769
Note payable-related parties	579	504
Note payable-Weston Energy	-	2,000
Note payable-Rhino	4,040	4,040
Related party advance and accrued interest payable	74	71
Total current liabilities	5,407	7,413
Total liabilities	5,407	7,413
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY
Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at March 31, 2017 and authorized 10,000,000 shares; 51,000 issued and outstanding at December 31, 2016
Common stock: $0.00001 par value; authorized 25,000,000 shares; 17,184,095 shares issued and outstanding at March 31, 2017 and authorized 500,000,000; 17,212,278 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	45,045	44,925
Stock subscription receivable	(213)	(213)
Accumulated deficit	(25,459)	(25,067)
Total stockholders' equity	19,374	19,646
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,781	$27,059

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months
	Ended March 31,
	2017	2016
REVENUES:
Revenues	$-	$-
Total revenues	-	-
COSTS AND EXPENSES:
Depreciation, depletion and amortization	17	17
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	343	426
Total costs and expenses	359	443
(LOSS)/INCOME FROM OPERATIONS	(359)	(443)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest income
Related party	-	2
Interest expense
Other	(29)	-
Related Party	(3)	(3)
Total interest and other (expense)/income	(32)	(1)
NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(391)	(444)
INCOME TAXES	-	-
NET LOSS FROM OPERATIONS	(391)	(444)
NET LOSS ATTRIBUTABLE TO COMPAY’S STOCKHOLDERS	$(391)	$(444)

Net loss per share, basic and diluted	$-	$-

Weighted average shares outstanding, basic and diluted	17,207,883	15,032,147

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(391)	$(444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	17	17
Value of common shares issued for services:	-	283
Accrued interest income-related party	-	(2)
Accrued interest expense-related party	3	3
Changes in assets and liabilities:
Prepaid expenses and other assets	-	19
Accounts payable	87	(7)
Accrued expenses and other liabilities	(172)	(92)
Net cash used in by operating activities	(456)	(223)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	-	(6,500)
Investment in Blaze Mining royalty	-	(200)
Cash acquired in acquisitions	-	350
Net cash used in investing activities	-	(6,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	75
Repayment of short-term debt	(2,000)
Proceeds from issuance of common stock	370	300
Proceeds from sale of Rhino preferred units	2,000
Net cash provided by financing activities	445	300
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(11)	(6,273)
CASH AND CASH EQUIVALENTS—Beginning of period	39	7,104
CASH AND CASH EQUIVALENTS—End of period	$28	$831

See notes to unaudited condensed consolidated financial statements.

22 SUBSEQUENT EVENTS

On April 26, 2017, the Company entered into a non-interest bearing $10,000 promissory note with E-Starts Money Company, which is payable upon demand by Royal to E-Starts Money Company.

On May 4, 2017, the Company entered into a Securities Purchase Agreement with Thompson Equity Partners, LLC (“Purchaser”), pursuant to which the Company sold the Purchaser 100,000 Rhino common units at $3.00 per unit for total consideration of $300,000.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to "we," "our," "us" or similar terms refer to Royal Energy Resources, Inc., Rhino Resource Partners LP and its subsidiaries, in total. References to “Rhino” or “the Partnership” refer to Rhino Resource Partners, LP. References to "general partner" refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

In August 2016, we sold our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. Our unaudited condensed consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Elk Horn operations to discontinued operations for the three months ended March 31, 2016.

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. In April 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. In June 2015, the Company completed the acquisition of Blue Grove Coal, LLC, a licensed operator of a coal mine owned by GS Energy, LLC. See below regarding acquisition of majority control of Rhino Resource Partners, LP (“Rhino”). See Notes 1 and 3 to the unaudited condensed consolidated financial statements for additional completed acquisitions.

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

Royal Energy Resources, Inc. Purchase of Majority Control of Rhino Resource Partners, LP

On January 21, 2016, Royal and Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) entered into a definitive agreement whereby Royal acquired 676,912 of Rhino’s issued and outstanding common units from Wexford. The definitive agreement also included a commitment by Royal to acquire within 60 days from the date of the definitive agreement, or March 21, 2016, of all of the issued and outstanding membership interests of Rhino GP (Rhino GP”), Rhino’s general partner, as well as 945,526 of Rhino’s issued and outstanding subordinated units from Wexford.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP as well as the 945,526 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest in Rhino with the completion of this transaction.

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

Our principal business strategy is to safely, efficiently and profitably produce, sell both steam and metallurgical coal from our diverse asset base. In addition, we intend to continue to expand and potentially diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash available for distribution and enhance stability of our cash flow.

For the three months ended March 31, 2017, we generated revenues of approximately $53.6 million and a net income of approximately $107.2 million. For the three months ended March 31, 2017, we produced and sold approximately 1.0 million tons of coal, of which approximately 83% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of March 31, 2017, our available liquidity was $7.8 million, including cash on hand of $0.1 million and $7.7 million available under our amended and restated credit agreement. On May 13, 2016, we entered into a fifth amendment (the “Fifth Amendment”) of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into a seventh amendment (the “Seventh Amendment”) of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read “—Recent Developments—Amended and Restated Credit Agreement Amendment” below.

At December 31, 2016, beyond the operations of Rhino, the Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. Also as discussed above, the classification of Rhino’s credit facility balance as a current liability resulted in a working capital deficit. Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability at March 31, 2017 of $14.8 million should be classified as a current liability on our unaudited condensed consolidated statements of financial position and the $10.0 million outstanding balance at December 31, 2016 as well. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility.

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

Although we believe our lenders’ loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern. For more information about our liquidity and our credit facility, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

Recent Developments

Option Agreement

On December 30, 2016, Royal entered into the Option Agreement with Rhino, Rhino Resources Partners Holdings, LLC (“Rhino Holdings”) and Rhino GP. Rhino Holdings is an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and general partner. Upon execution of the Option Agreement, Rhino received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy that is owned by investment partnerships managed by Yorktown, which currently represent approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy is a coal producing company with approximately 567 million tons of proven and probable reserves and five mines located in the Illinois Basin in western Kentucky as of December 31, 2016. The Option Agreement stipulates that Rhino can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting the Call Option, Rhino issued 5.0 million Call Option Premium Units to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates Rhino can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of Rhino. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in Rhino GP to Rhino Holdings. The ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our revolving credit facility to permit the acquisition of Armstrong Energy. The percentage ownership of Armstrong Energy represented by the Armstrong Shares as of the date the Call Option is exercised is subject to dilution based upon the terms under which Armstrong Energy restructures its indebtedness, the terms of which have not been determined.

  The Option Agreement also contains a Put Option granted by Rhino to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause Rhino to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under our revolving credit facility. In the event either the Partnership or Rhino GP fail to perform their obligations in the event Rhino Holdings exercises the Put Option, then Rhino Holdings and the Partnership each have the right to terminate the Option Agreement, in which event no party thereto shall have any liability to any other party under the Option Agreement, although Rhino Holdings shall be allowed to retain the Call Option Premium Units.

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment (defined below) and the GP Amendment (defined below). Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1 by Rhino, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of general partner was amended (“GP Amendment”). Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of the general partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director to general partner. Rhino Holdings has the right to appoint two members to the board of directors of general partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of general partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of general partner, as amended, will be further amended to provide that Royal and Rhino Holdings will each have the ability to appoint three directors and that the remaining director will be the chief executive officer of our general partner unless agreed otherwise. If the acquisition transaction would close as contemplated herein, with Rhino Holdings owning 51% of both Rhino and Rhino GP, Rhino would no longer be a consolidated subsidiary of Royal but would be an equity method investment.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, Rhino entered into a Series A Preferred Unit Purchase Agreement (“Preferred Unit Agreement”) with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in Rhino at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in Rhino’s Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to Rhino and Weston assigned to us a $2.0 million note receivable from Royal originally dated September 30, 2016.

The Preferred Unit Agreement contains customary representations, warrants and covenants, which include among other things, that, for as long as the Series A preferred units are outstanding, Rhino will cause CAM Mining, one of its subsidiaries, to conduct its business in the ordinary course consistent with past practice and use reasonable best efforts to maintain and preserve intact its current organization, business and franchise and to preserve the rights, franchises, goodwill and relationships of its employees, customers, lenders, suppliers, regulators and others having business relationships with CAM Mining.

The Preferred Unit Agreement stipulates that upon the request of the holder of the majority of Rhino’s common units following their conversion from Series A preferred units, as outlined in its partnership agreement, Rhino will enter into a registration rights agreement with such holder. Such majority holder has the right to demand two shelf registration statements and registration statements on Form S-1 of Rhino, as well as piggyback registration rights.

On January 27, 2017, Royal sold 100,000 of its Series A preferred units to Weston and its other 100,000 Series A preferred units to another third party for their original cost.

Fourth Amended and Restated Partnership Agreement of Rhino’s Limited Partnership

On December 30, 2016, Rhino GP entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (“Amended and Restated Partnership Agreement”) to create, authorize and issue the Series A preferred units.

The Series A preferred units are a new class of equity security that rank senior to all classes or series of Rhino’s equity securities with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units shall be entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in Rhino’s partnership agreement as (i) the total revenue of its Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for its Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold from the Central Appalachia business segment. If Rhino fails to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and Rhino will not be permitted to pay any distributions on its partnership interests that rank junior to the Series A preferred units, including its common units. The Series A preferred units will be liquidated by Rhino in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

The Series A preferred units vote on an as-converted basis with the Rhino’s common units, and Rhino will be restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty of indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by Rhino or its affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of our Central Appalachia business segment, subject to certain exceptions.

Amended and Restated Credit Agreement Amendment

In December 2016, Rhino entered into a Seventh Amendment, which allows for the Series A preferred units as outlined in the Fourth Amended and Restated Agreement of Limited Partnership, which is further discussed in “—Fourth Amended and Restated Partnership Agreement”. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. The Seventh Amendment alters the maximum leverage ratio to 4.0 to 1.0 effective December 31, 2016 through May 31, 2017 and 3.5 to 1.0 from June 30, 2017 through December 31, 2017. The maximum leverage ratio shall be reduced by 0.50 to 1.0 for every $10.0 million of net cash proceeds, in the aggregate, received after the Seventh Amendment date from (i) the issuance of any equity by us and/or (ii) the disposition of any assets in excess of $2.0 million in the aggregate, provided, however, that in no event will the maximum leverage ratio be reduced below 3.0 to 1.0.

The Seventh Amendment alters the minimum consolidated EBITDA, as calculated on a rolling twelve months basis, to $12.5 million from December 31, 2016 through May 31, 2017 and $15.0 million from June 30, 2017 through December 31, 2017. The Seventh Amendment alters the maximum capital expenditures allowed, as calculated on a rolling twelve months basis, to $20.0 million through the expiration of the credit facility. A condition precedent to the effectiveness of the Seventh Amendment was the receipt of the $13.0 million of cash proceeds received by us from the issuance of the Series A preferred units pursuant to the Preferred Unit Agreement, which we used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfills the required Royal equity contributions as outlined in the previous amendments to our credit agreement.

On March 23, 2017, Rhino entered into an eighth amendment (the “Eighth Amendment”) of its amended and restated credit agreement that allows the annual auditor’s report for the years ending December 31, 2016 and 2015 to contain a qualification with respect to the short-term classification of our credit facility balance without creating a default under the credit agreement. As of March 31, 2017 and December 31, 2016, Rhino was in compliance with respect to all covenants contained in its credit agreement.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of March 31, 2017, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017 Q2-Q4	2,900	16
2018	701	4

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Consolidated Information

As noted above, the Company completed the acquisition of a majority of Rhino on March 17, 2016. Accordingly, the Company began consolidating the operations of Rhino on that date. The following summarizes the financial statements of Royal for the three months ended March 31, 2017 and 2016, which includes the results of operation of Rhino from the date that the Company acquired majority control, as adjusted for changes in the fair value of certain Rhino assets as of the date of the transaction. During the three months ended March 31, 2017, the Company’s only operating activities consisted of Rhino.

Our revenues for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months
	Ended March 31,
	2017	2016
	(in thousands)
REVENUES:
Coal sales	$51,781	$6,578
Freight and handling revenues	131	101
Other revenues	1,639	441
Total revenues	$53,551	$7,120

Our costs and expenses for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months
	Ended March 31,
	2017	2016
	(in thousands)
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$44,932	$4,189
Freight and handling costs	769	87
Depreciation, depletion and amortization	23,139	235
(Gain) on sale/disposal of assets-net	(1)	-
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,394	2,287
Total costs and expenses	$72,233	$6,798

Interest and other Income/(Expense) for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months
	Ended March 31,
	2017	2016
	(in thousands)
INTEREST AND OTHER INCOME/(EXPENSE):
Interest expense - related party	$(3)	$(3)
Interest expense - other	(1,215)	(296)
Interest income - related party		2
Interest income - other	1	5
Bargain purchase gain	171,151
Equity in net loss/(income) of unconsolidated affiliates	(4)	(39)
Total interest and other Income/(Expense)	$169,930	$331

Results of Operations of Rhino

The following information shows the results of operation of Rhino for each period presented. The results have not been adjusted to give effect to the changes in depreciation, depletion and amortization which resulted when Royal revalued Rhino’s property, plant and equipment.

In this section “Results of Operations of Rhino”, the terms “Rhino,” “we” and “our” refer exclusively to Rhino unless specifically indicated otherwise.

As of March 31, 2017, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of March 31, 2017, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of March 31, 2017. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of March 31, 2017. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois.

Evaluating Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA, a Non-GAAP measure, represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliation of Adjusted EBITDA for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in millions)
Statement of Operations Data:
Total revenues	$53.6	$39.3
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	44.9	29.5
Freight and handling costs	0.8	0.6
Depreciation, depletion and amortization	5.7	6.0
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3.1	4.0
(Gain) on sale/disposal of assets-net	-	(0.3)
Income/(loss) from operations	(0.9)	(0.5)
Interest and other (expense)/income:
Interest expense	(1.1)	(1.6)
Interest income	-	-
Equity in net (loss)/income of unconsolidated affiliates	-	-
Total interest and other (expense)	(1.1)	(1.6)
Net (loss) from continuing operations	(2.0)	(2.1)
Net income from discontinued operations	-	0.9
Net (loss)	$(2.0)	$(1.2)

Other Financial Data
Adjusted EBITDA from continuing operations	$4.8	$5.5
Adjusted EBITDA from discontinued operations	-	1.1
Total Adjusted EBITDA	$4.8	$6.6

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary. For the three months ended March 31, 2017, our total revenues increased to $53.6 million from $39.3 million for the three months ended March 31, 2016, which is a 36.2% increase. We sold approximately 1.0 million tons of coal for the three months ended March 31, 2017, which is a 23.2% increase compared to the tons of coal sold for the three months ended March 31, 2016. The increase in revenue and tons sold was primarily the result of increased production in Central Appalachia due to recent increases in coal prices and demand for met coal produced in this region. We anticipate the recent increase in price and demand will continue to benefit our financial results.

Net loss from continuing operations was $2.0 million for the three months ended March 31, 2017 compared to $2.1 million the three months ended March 31, 2016. Net loss from continuing operations for the three months ended March 31, 2016 was benefited by approximately $3.9 million from a prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Excluding the $3.9 million benefit for the three months ended March 31, 2016, our net loss from continuing operations improved during the three months ended March 31, 2017 compared to 2016 due to increased coal revenues from the increased demand for met coal in our Central Appalachia segment discussed earlier.

Adjusted EBITDA from continuing operations decreased to $4.8 million for the three months ended March 31, 2017 from $5.5 million for the three months ended March 31, 2016. Adjusted EBITDA from continuing operations for the three months ended March 31, 2016 was impacted by the prior service cost benefit of $3.9 million as discussed above.

Including the income from discontinued operations of approximately $0.9 million, our total net loss and Adjusted EBITDA for the three months ended March 31, 2016 were $1.2 million and $6.6 million, respectively. We did not incur a gain or loss from discontinued operations for the three months ended March 31, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	March 31, 2017	March 31, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	323.5	100.1	223.4	223.3%
Northern Appalachia	118.2	122.5	(4.3)	(3.5)%
Rhino Western	191.1	251.9	(60.8)	(24.2)%
Illinois Basin	340.7	315.7	25.0	7.9%
Total *	973.5	790.2	183.3	23.2%

*	Calculated percentages and the rounded totals presented are based upon actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.0 million tons of coal for the three months ended March 31, 2017, which was a 23.2% increase compared to the three months ended March 31, 2016. The increase in tons sold period over period was primarily due to higher sales from our Central Appalachia segment due to the increased demand for met coal from this region. Tons of coal sold in our Central Appalachia segment increased by approximately 223.3% to approximately 0.3 million tons for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in demand for met coal tons from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 3.5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as we experienced a decrease in tons sold from our Sands Hill complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 24.2% for the three months ended March 31, 2017 compared to the same period in 2016 due to losing approximately two weeks of production during the three months ended March 31, 2017 due to maintenance issues at our Castle Valley operation. The maintenance issues have been corrected, production has resumed to previous levels and we believe Castle Valley will ship additional tons in the second quarter of 2017 to make up for the lower tons sold in the first quarter. For our Illinois Basin segment, tons of coal sold increased by approximately 7.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as we increased production and sales period over period from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
Segment	March 31, 2017	March 31, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$23.3	$5.6	$17.7	315.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$23.3	$5.6	$17.7	315.4%
Coal revenues per ton*	$72.00	$56.00	$16.00	28.6%
Northern Appalachia
Coal revenues	$4.4	$6.7	$(2.3)	(34.1)%
Freight and handling revenues	0.1	0.6	(0.5)	(79.2)%
Other revenues	1.6	1.9	(0.3)	(13.9)%
Total revenues	$6.1	$9.2	$(3.1)	(33.1)%
Coal revenues per ton*	$37.10	$54.29	$(17.19)	(31.7)%
Rhino Western
Coal revenues	$7.3	$9.6	$(2.3)	(23.9)%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$7.3	$9.6	$(2.3)	(24.0)%
Coal revenues per ton*	$38.19	$38.08	$0.11	0.3%
Illinois Basin
Coal revenues	$16.8	$14.8	$2.0	13.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$16.8	$14.8	$2.0	13.0%
Coal revenues per ton*	$49.32	$46.98	$2.34	5.0%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.1	0.1	-	(94.3)%
Total revenues	$0.1	$0.1	$-	(94.3)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$51.8	$36.7	$15.1	41.2%
Freight and handling revenues	0.1	0.6	(0.5)	(79.2)%
Other revenues	1.7	2.0	(0.3)	(19.0)%
Total revenues	$53.6	$39.3	$14.3	36.2%
Coal revenues per ton*	$53.19	$46.42	$6.77	14.6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the three months ended March 31, 2017 increased by approximately $15.1 million, or 41.2%, to approximately $51.8 million from approximately $36.7 million for the three months ended March 31, 2016. The increase in coal revenues was primarily due to an increase in met coal tons sold in Central Appalachia as we saw increased demand for met coal from this region during the current period. Coal revenues per on was $53.19 for the three months ended March 31, 2017, an increase of $6.77, or 14.6%, from $46.42 per ton for the three months ended March 31, 2016. This increase in coal revenues per ton was primarily the result of a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $17.7 million, or 315.4%, to approximately $23.3 million for the three months ended March 31, 2017 from approximately $5.6 million for the three months ended March 31, 2016. This increase was primarily due to the increase in coal prices and demand for met coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $16.00, or 28.6%, to $72.00 per ton for the three months ended March 31, 2017 as compared to $56.00 for the three months ended March 31, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $4.4 million for the three months ended March 31, 2017, a decrease of approximately $2.3 million, or 34.1%, from approximately $6.7 million for the three months ended March 31, 2016. This decrease was primarily due to a decrease in tons sold from our Sands Hill complex in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the three months ended March 31, 2017. Coal revenues per ton decreased by $17.19 or 31.7% per ton for the three months ended March 31, 2017 as compared to $54.29 for the three months ended March 31, 2016, which was primarily due to lower prices at our Hopedale and Sands Hill operations compared to the prior year.

For our Rhino Western segment, coal revenues decreased by approximately $2.3 million, or 23.9%, to approximately $7.3 million for the three months ended March 31, 2017 from approximately $9.6 million for the three months ended March 31, 2016 primarily due to a decrease in tons sold resulting from the maintenance issues at our Castle Valley operation discussed earlier. Coal revenues per ton for our Rhino Western segment remained relatively flat at $38.19 per ton for the three months ended March 31, 2017, compared to $38.08 per ton for the three months ended March 31, 2016.

For our Illinois Basin segment, coal revenues of approximately $16.8 million for the three months ended March 31, 2017 increased by approximately $2.0 million, or 13.3%, compared to $14.8 million for the three months ended March 31, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $49.32 for the three months ended March 31, 2017, an increase of $2.34, or 5.0%, from $46.98 for the three months ended March 31, 2016. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category was relatively flat at approximately $0.1 million for the three months ended March 31, 2017 and 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended March 31, 2017	Three months ended March 31, 2016	Increase (Decrease) %*
Met coal tons sold	195.9	16.3	1102.8%
Steam coal tons sold	127.6	83.8	52.3%
Total tons sold	323.5	100.1	223.3%

Met coal revenue	$16,617	$1,329	1150.1%
Steam coal revenue	$6,674	$4,274	56.2%
Total coal revenue	$23,291	$5,603	315.7%

Met coal revenues per ton	$84.82	$81.61	3.9%
Steam coal revenues per ton	$52.31	$51.02	2.5%
Total coal revenues per ton	$72.00	$56.00	28.6%

Met coal tons produced	181.0	15.9	1037.1%
Steam coal tons produced	150.4	68.5	119.7%
Total tons produced	331.4	84.4	292.7%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	March 31, 2017	March 31, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$18.4	$6.8	$11.6	168.8%
Freight and handling costs	0.6	-	0.6	n/a
Depreciation, depletion and amortization	2.0	1.7	0.3	14.5%
Selling, general and administrative	0.1	-	0.1	217.2%
Cost of operations per ton*	$56.82	$68.36	$(11.54)	(16.9)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.2	$2.9	$3.3	117.7%
Freight and handling costs	0.2	0.6	(0.4)	(68.3)%
Depreciation, depletion and amortization	0.5	1.0	(0.5)	(47.7)%
Selling, general and administrative	0.1	-	0.1	(1.1)%
Cost of operations per ton*	$52.53	$23.28	$29.25	125.7%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.7	$8.2	$(1.5)	(17.6)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.1	1.4	(0.3)	(20.9)%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$35.26	$32.48	$2.78	8.6%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.2	$12.7	$1.5	11.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.0	1.8	0.2	10.5%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$41.55	$40.16	$1.39	3.5%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.6)	$(1.1)	$0.5	(48.0)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.1	-	(24.4)%
Selling, general and administrative	2.9	4.0	(1.1)	(26.6)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$44.9	$29.5	$15.4	52.4%
Freight and handling costs	0.8	0.6	0.2	39.9%
Depreciation, depletion and amortization	5.7	6.0	(0.3)	(5.7)%
Selling, general and administrative	3.1	4.0	(0.9)	(24.5)%
Cost of operations per ton*	$46.16	$37.33	$8.83	23.7%

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

Cost of Operations. Total cost of operations was $44.9 million for the three months ended March 31, 2017 as compared to $29.5 million for the three months ended March 31, 2016. Our cost of operations per ton was $46.16 for the three months ended March 31, 2017, an increase of $8.83, or 23.7%, from the three months ended March 31, 2016. Total cost of operations in Central Appalachia increased by $11.6 million, primarily due to an increase in production in Central Appalachia as we increased production in this region during the three months ended March 31, 2107 due to increased demand for met coal from this region. The total cost of operations in Northern Appalachia increased by $3.3 million during the three months ended March 31, 2017, as compared to the same period in 2016, which was the result of a prior service cost benefit of $3.9 million during the three months ended March 31, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. The increase in the cost of operations on a per ton basis was primarily due to the service cost benefit recognized in our Northern Appalachia operations for the three months ended March 31, 2016 compared to the current period.

Our cost of operations for the Central Appalachia segment increased by $11.6 million, or 168.8%, to $18.4 million for the three months ended March 31, 2017 from $6.8 million for the three months ended March 31, 2016. Total cost of operations increased period over period as we increased production in this region during the three months ended March 31, 2107 due to increased demand for met coal from this region. Our cost of operations per ton of $56.82 for the three months ended March 31, 2017 was a reduction of 16.9% compared to $68.36 per ton for the three months ended March 31, 2016. We increased production during the current period due to increased met coal demand that resulted in lower cost of operations per ton compared to the prior period.

In our Northern Appalachia segment, our cost of operations increased by $3.3 million, or 117.7%, to $6.2 million for the three months ended March 31, 2017 from $2.9 million for the three months ended March 31, 2016. Our cost of operations per ton was $52.53 for the three months ended March 31, 2017, an increase of $29.25, or 125.7%, compared to $23.28 for the three months ended March 31, 2016. The lower cost of operations and cost of operations per ton in Northern Appalachia during the three months ended March 31, 2016 was impacted by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period.

Our cost of operations for the Rhino Western segment decreased by $1.5 million, or 17.6%, to $6.7 million for the three months ended March 31, 2017 from $8.2 million for the three months ended March 31, 2016. Total cost of operations decreased for the three months ended March 31, 2017 compared to the same period in 2016 due to decreased tons produced and sold from our Castle Valley operation due to the maintenance issues discussed earlier. Our cost of operations per ton was $35.26 for the three months ended March 31, 2017, an increase of $2.78, or 8.6%, compared to $32.48 for the three months ended March 31, 2016. Cost of operations per ton increased for the three months ended March 31, 2017 compared to the same period in 2016 due to fixed operating costs being allocated to lower sales tons at our Castle Valley operation from the maintenance issues previously discussed.

Cost of operations in our Illinois Basin segment was $14.2 million while cost of operations per ton was $41.55 for the three months ended March 31, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended March 31, 2016, cost of operations in our Illinois Basin segment was $12.7 million and cost of operations per ton was $40.16. The increase in cost of operations and cost of operations per ton was primarily the result of increased production period over period at the Pennyrile complex.

Freight and Handling. Total freight and handling cost increased to $0.8 million for the three months ended March 31, 2017 as compared to $0.6 million for the three months ended March 31, 2016. The increase primarily resulted from freight and handling costs at our Central Appalachia operations as we increased production and sales due to higher met coal demand that required us to provide transportation to certain met coal export customers.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2017 was $5.7 million as compared to $6.0 million for the three months ended March 31, 2016.

For the three months ended March 31, 2017, our depreciation cost decreased to $4.4 million compared to $5.3 million for the three months ended March 31, 2016. This decrease primarily resulted from lower depreciation costs in our Northern Appalachia segment in the current quarter compared to the prior year as we have fully depreciated assets in this region.

For the three months ended March 31, 2017 and 2016 our depletion cost remained flat at $0.4 million.

For the three months ended March 31, 2017, our amortization cost was $0.9 million compared to $0.3 million for the three months ended March 31, 2016. The increase period over period was due to an increase in amortization of mine development cost, which was the result of increased mining operations in Central Appalachia compared to the prior period.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2017 decreased to $3.1 million as compared to $4.0 million for the three months ended March 31, 2016. This decrease was primarily attributable lower corporate overhead.

Interest Expense. Interest expense for the three months ended March 31, 2017 decreased to $1.2 million as compared to $1.7 million for the three months ended March 31, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	March 31, 2017	March 31, 2016	(Decrease)
	(in millions)
Central Appalachia	$2.3	$(3.0)	$5.3
Northern Appalachia	(0.8)	4.7	(5.5)
Rhino Western	(0.6)	-	(0.6)
Illinois Basin	0.7	0.3	0.4
Other	(3.6)	(4.1)	0.5
Total	$(2.0)	$(2.1)	$0.1

For the three months ended March 31, 2017, total net loss from continuing operations was approximately $2.0 million compared to net loss from continuing operations of approximately $2.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, our net loss from continuing operations was positively impacted by increased production and sales from our Central Appalachia operations in the first quarter of 2017 compared to the prior period. For the three months ended March 31, 2016, our total net loss from continuing operations was impacted by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period.

For our Central Appalachia segment, net income from continuing operations was approximately $2.3 million for the three months ended March 31, 2017, an increase of $5.3 million in net income as compared to the three months ended March 31, 2016. The increase in net income was primarily due to increased production and sales from the Central Appalachia mining operations in the first quarter of 2017 due to increased demand for met coal from this region. Net loss from continuing operations in our Northern Appalachia segment was $0.8 million for the three months ended March 31, 2017 compared to net income of $4.7 million for the three months ended March 31, 2016. The net income from continuing operations for the three months ended March 31, 2016 was impacted by a prior service cost benefit of $3.9 million at our Hopedale operation as discussed above.

Net loss from continuing operations in our Rhino Western segment was $0.6 million for the three months ended March 31, 2017, compared to break even from continuing operations for the three months ended March 31, 2016. This increase in net loss was primarily the result of fewer tons sold at our Castle Valley operation due to the maintenance issues discussed earlier. For our Illinois Basin segment, we generated net income from continuing operations of $0.7 million for the three months ended March 31, 2017, which was an improvement of $0.4 million compared to the three months ended March 31, 2016. This increase in net income was primarily the result of increased coal sales at our Pennyrile mining complex as we fulfilled our customer contracts. For the Other category, we had a net loss from continuing operations of $3.6 million for the three months ended March 31, 2017 as compared to net loss from continuing operations of $4.1 million for the three months ended March 31, 2016. This decrease in net loss period over period was primarily attributable lower corporate overhead charges.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	March 31, 2017	March 31, 2016	(Decrease)
	(in millions)
Central Appalachia	$4.3	$(1.1)	$5.4
Northern Appalachia	(0.3)	5.7	(6.0)
Rhino Western	0.5	1.4	(0.9)
Illinois Basin	2.7	2.2	0.5
Other	(2.4)	(2.7)	0.3
Total	$4.8	$5.5	$(0.7)

Adjusted EBITDA from continuing operations for the three months ended March 31, 2017, was $4.8 million, a decrease of $0.7 million from the three months ended March 31, 2016. Adjusted EBITDA from continuing operations decreased period over period primarily due to the prior service benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period. Adjusted EBITDA for the three months ended March 31, 2017 and 2016 were $4.8 million and $6.6 million, respectively, once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2017	Appalachia	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net income/(loss) from continuing operations	$2.3	$(0.8)	$(0.6)	$0.7	$(3.6)	$(2.0)
Plus:
DD&A	2.0	0.5	1.1	2.0	0.1	5.7
Interest expense	-	-	-	-	1.2	1.2
EBITDA from continuing operations†*	$4.3	$(0.3)	$0.5	$2.7	$(2.4)	$4.8
Adjusted EBITDA from continuing operations†	4.3	(0.3)	0.5	2.7	(2.4)	4.8
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$4.3	$(0.3)	$0.5	$2.7	$(2.4)	$4.8

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2016	Appalachia	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net income/(loss) from continuing operations	$(3.0)	$4.7	$-	$0.3	$(4.1)	$(2.1)
Plus:
DD&A	1.7	1.0	1.4	1.8	0.1	6.0
Interest expense	0.2	-	-	0.1	1.2	1.5
EBITDA from continuing operations†*	$(1.1)	$5.7	$1.4	$2.2	$(2.7)	$5.5
Adjusted EBITDA from continuing operations†	(1.1)	5.7	1.4	2.2	(2.7)	5.5
EBITDA from discontinued operations	1.1	-	-	-	-	1.1
Adjusted EBITDA †	$-	$5.7	$1.4	$2.2	$(2.7)	$6.6

*     Totals may not foot due to rounding.

†     EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended March 31,
	2017	2016
	(in millions)
Net cash provided by operating activities	$1.3	$(1.2)
Plus:
Increase in net operating assets	3.5	2.4
Gain on sale of assets	-	0.3
Amortization of deferred revenue	-	0.1
Amortization of actuarial gain	-	4.8
Interest expense	1.2	1.6
Equity in net income of unconsolidated affiliate	-	-
Less:
Amortization of advance royalties	0.3	0.2
Amortization of debt issuance costs	0.3	0.6
Loss on retirement of advanced royalties	0.1	0.1
Accretion on asset retirement obligations	0.5	0.4
Equity in net loss of unconsolidated affiliates	-	0.1
EBITDA†	$4.8	$6.6
Adjusted EBITDA†	4.8	6.6
Less: EBITDA from discontinued operations	-	1.1
Adjusted EBITDA from continuing operations †	$4.8	$5.5

†        EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

Our principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of March 31, 2017, our available liquidity was $7.8 million, including cash on hand of $0.1 million and $7.7 million available under our credit facility. On May 13, 2016, we entered into a Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. In December 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read — “Amended and Restated Credit Agreement.”

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

At December 31, 2016, beyond the operations of Rhino, the Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. Also as discussed above, the classification of Rhino’s credit facility balance as a current liability resulted in a working capital deficit. Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability at March 31, 2017 of $14.8 million should be classified as a current liability on our unaudited condensed consolidated statements of financial position and the $10.0 million outstanding balance at December 31, 2016 as well. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our amended and restated credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility.

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

We continue to take measures and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2017 as compared to cash used in operating activities of $2.3 million for the three months ended March 31, 2016. This increase in cash provided by operating activities for the three months ended March 31, 2017 was primarily the result of the increase in production and sales in our Central Appalachia segment for the three months ended March 31, 2017 as compared to 2016 due to increased met coal demand from this region.

Net cash used for investing activities was $6.1 million for the three months ended March 31, 2017 as compared to cash used for investing activities of $5.7 million for the three months ended March 31, 2016. Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was primarily related to capital expenditures necessary for maintaining our mining operations.

Net cash provided by financing activities for the three months ended March 31, 2017 was $5.2 million, which was primarily attributable to net borrowings on our revolving credit facility this period. Net cash provided by financing activities for the three months ended March 31, 2016 was $2.4 million, which was attributable to net borrowings on our revolving credit facility.

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

Actual maintenance capital expenditures for the three months ended March 31, 2017 were approximately $1.8 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2017 were approximately $4.8 million and primarily related to purchases of additional equipment to be used to expand our met coal production capacity in Central Appalachia.

Amended and Restated Credit Agreement

On July 29, 2011, we executed the Amended and Restated Credit Agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Amended and Restated Credit Agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $48.7 million as of March 31, 2017. The amount available for letters of credit was unchanged from these amendments.

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

On March 17, 2016, we entered into the Fourth Amendment (“Fourth Amendment”) of our amended and restated credit agreement. The Fourth Amendment amended the definition of change of control in the amended and restated credit agreement to permit Royal to purchase the membership interests of our general partner. The Fourth Amendment reduced the borrowing capacity under the credit facility to a maximum of $80 million and reduced the amount available for letters of credit to $30 million. The Fourth Amendment eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and established the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminated the capability to make Swing Loans under the facility and eliminated our ability to pay distributions to our common or subordinated unitholders. The Fourth Amendment altered the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment required us to maintain minimum liquidity of $5 million and minimum EBITDA (as defined in the credit agreement), calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limited the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve-month basis. The Fourth Amendment required us to provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the Administrative Agent.

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

On March 23, 2017, we entered into an Eighth Amendment (“Eighth Amendment”) of our amended and restated credit agreement that allows the annual auditor’s report for the years ending December 31, 2016 and 2015 to contain a qualification with respect to the short-term classification of our credit facility balance without creating a default under the credit agreement.

At March 31, 2017, the Operating Company had borrowings outstanding (excluding letters of credit) of $14.8 million at a variable interest rate of PRIME plus 3.50% (7.50% at March 31, 2017). In addition, the Operating Company had outstanding letters of credit of approximately $26.1 million at a fixed interest rate of 5.00% at March 31, 2017. Based upon a maximum borrowing capacity of 4.00 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $7.7 million at March 31, 2017. During the three months ended March 31, 2017, we had average borrowings outstanding of approximately $13.9 million under our credit agreement.

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

As of March 31, 2017, Rhino had $26.1 million in letters of credit outstanding, of which $20.7 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and estimates as of March 31, 2017.

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

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts. As of March 31, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017 Q2-Q4	2,900	16
2018	701	4

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

A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss by $0.1 million for the three months ended March 31, 2017. A hypothetical increase of 10% in steel prices would have increased net loss by $0.2 million for the three months ended March 31, 2017. A hypothetical increase of 10% in explosives prices would have increased net loss by $0.1 million for the three months ended March 31, 2017.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $25,000 for the three months ended March 31, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective.

(b) Changes in Internal Controls

We have made no change in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, in our Form 10-K for the year ended December 31, 2016, we disclosed that our internal control over financial reporting was not effective in the following areas:

Segregation of Duties: We do not have sufficient controls over financial reporting due to a lack of segregation of duties. Specifically:

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

Financial Close, Consolidation and Reporting: We do not have effective internal controls over its financial close, consolidation and reporting process. During 2016, beginning with the acquisition of controlling interest in Rhino Resource Partners, LP our financial reporting complexities increased significantly without a corresponding increase in our resources dedicated to maintenance of a control structure and the preparation of financial information to be included in its public filings.

We are evaluating various plans to restructure our financial closing process, including engaging additional personnel experienced in financial reporting and evaluating the time commitment and responsibilities of those currently assigned such responsibilities. Although, we have begun the process of establishing the necessary controls and procedures, these changes have not yet been fully implemented at March 31, 2017.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

ITEM 1A: Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2016. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company sold 21,817 shares of common stock in a private placement for $5.50 per share. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Exchange Act of 1933.

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended March 31, 2017 is included in Exhibit 95.1 to this report.

ITEM 5: Other Information.

None

ITEM 6: Exhibits

Exhibit No.	Description

10.1*	Eighth Amendment to Amended and Restated Credit Agreement, dated March 23, 2017 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto

31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosure

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 15, 2017	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO, Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
CFO, Principal Financial Officer

