Form 10-Q
period 2017-06-30
Royal Energy Resources, Inc.
filed 2017-08-14
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,164,496 shares of common stock issued and outstanding as of August 10, 2017.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations or our ability to obtain alternative financing upon the expiration of our amended and restated senior secured credit facility and our related ability to continue as a going concern; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; declines in demand for electricity and coal; the consummation of the acquisition of Armstrong Energy, Inc. from, and the transfer of 51% of our general partnership interest in Rhino Resource Partners, LP to, Yorktown Partners LLC; our ability to realize the expected benefits of an acquisition of Armstrong Energy, Inc.; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in (1) this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2016, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,903	$86
Accounts receivable, less allowance for bad debts of $0 as of June 30, 2017 and December 31, 2016	19,579	13,893
Inventories	10,471	8,050
Advance royalties, current portion	931	898
Investment in available for sale securities	10,580	3,532
Prepaid expenses and other	4,764	4,929
Total current assets	48,228	31,388
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	244,079	69,684
Less accumulated depreciation, depletion and amortization	(34,076)	(4,572)
Net property, plant and equipment	210,003	65,112
Advance royalties, net of current portion	7,767	7,652
Investment in unconsolidated affiliates	130	5,121
Intangible purchase option	21,750	21,750
Goodwill	-	7,594
Intangible assets, less accumulated amortization of $101 and $67, respectively	-	34
Other non-current assets	27,576	27,591
TOTAL	$315,454	$166,242
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	12,888	10,447
Accrued expenses and other	15,763	11,405
Notes payable-related party	504	504
Current portion of long-term debt	12,290	12,040
Current portion of asset retirement obligations	917	917
Related party advance and accrued interest payable	78	71
Total current liabilities	42,440	35,384
NON-CURRENT LIABILITIES:
Deferred tax liability	44,031	-
Long-term debt, net of current portion	2,500	-
Asset retirement obligations, net of current portion	20,102	26,503
Other non-current liabilities	39,958	39,073
Total non-current liabilities	106,591	65,576
Total liabilities	149,031	100,960
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ EQUITY
Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at June 30, 2017 and authorized 10,000,000 shares; 51,000 issued and outstanding at December 31, 2016
Common stock: $0.00001 par value; authorized 25,000,000 shares; 17,184,095 shares issued and outstanding at June 30, 2017 and authorized 500,000,000; 17,212,278 shares issued and outstanding at December 31, 2016.	1	1
Additional paid-in capital	47,715	47,295
Stock subscription receivable	-	(213)
Accumulated other comprehensive income	1,978	874
Retained earnings (accumulated deficit)	87,183	(20,579)
Total stockholders’ equity owned by common shareholders	136,877	27,378
Non-controlling interest	29,546	37,904
Total stockholders’ equity owned by common shareholders	166,423	65,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,454	$166,242

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
REVENUES:
Coal sales	$54,710	$39,106	$106,491	$45,684
Freight and handling revenues	187	581	318	682
Other revenues	1,638	1,926	3,276	1,406
Total revenues	56,535	41,613	110,085	47,772
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46,592	33,361	91,522	37,400
Freight and handling costs	228	516	997	603
Depreciation, depletion and amortization	6,978	1,319	30,117	1,377
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,277	4,505	6,671	6,779
Loss on sale/disposal of assets—net	71	-	70	-
Total costs and expenses	57,146	39,701	129,377	46,159
(LOSS)/INCOME FROM OPERATIONS	(611)	1,912	(19,292)	1,613
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest income
Other	-	31	-	37
Related party	-	2	-	3
Interest expense			-	-
Other	(1,012)	(1,759)	(2,228)	(2,094)
Related Party	(3)	(3)	(6)	(6)
Equity in net income/(loss) of unconsolidated affiliates	40	(26)	36	(65)
Gain on bargain purchase	-	-	171,151	-
Total interest and other (expense)/income	(975)	(1,755)	168,953	(2,125)
NET (LOSS)/INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,586)	157	149,661	(512)
INCOME TAXES	-	-	44,031	-
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(1,586)	157	105,630	(512)
DISCONTINUED OPERATIONS (NOTE 4)		-		-
Income from discontinued operations	-	420	-	1,339
NET (LOSS)/INCOME BEFORE NON-CONTROLLING INTEREST	(1,586)	577	105,630	827
Less net (loss)/income attributable to non-controlling interest	(452)	84	(9,273)	121
NET (LOSS)/INCOME ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	(1,134)	493	114,903	706
Other comprehensive income:
Fair market value adjustment for available-for-sale investment	554	-	2,021	-
Less comprehensive income attributable to non-controlling interest	252	-	915	-
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(832)	$493	$116,009	$706

Net (loss)/income per share, basic and diluted
Continuing operations	$(0.07)	$0.01	$6.68	$(0.03)
Discontinued operations	-	0.02	-	0.07
	$(0.07)	$0.03	$6.68	$0.05

Weighted average shares outstanding, basic and diluted	17,207,883	16,699,036	17,203,109	15,624,438

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,630	$827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	30,117	1,703
Accretion on asset retirement obligations	860	382
Amortization of deferred revenue	-	(555)
Amortization of advance royalties	567	351
Amortization of debt issuance costs	720	435
Loss on retirement of advance royalties	140	27
(Gain) on sale/disposal of assets—net	70	-
(Gain) on bargain purchase	(171,151)	-
Equity in net loss of unconsolidated affiliates	(36)	26
Equity-based compensation	260	803
Value of common shares issued for services	250	-
Accrued interest income-related party	-	(3)
Accrued interest expense-related party	-	6
Changes in assets and liabilities:
Accounts receivable	(5,933)	(777)
Inventories	(2,421)	(2,419)
Advance royalties	(855)	(88)
Prepaid expenses and other assets	(1,378)	(1,605)
Accounts payable	2,229	2,223
Accounts payable-related party	6	9
Accrued expenses and other liabilities	3,470	1,420
Deferred income taxes	44,031	-
Asset retirement obligations	(34)	(72)
Net cash provided by operating activities	6,542	2,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	-	(4,500)
Investment in Blaze Mining royalty	-	(200)
Cash acquired in acquisitions	-	969
Sale of Rhino preferred and common units	2,300	-
Proceeds from business disposal	890	-
Additions to property, plant, and equipment	(10,612)	(1,855)
Proceeds from sales of property, plant, and equipment	404	-
Net cash used in investing activities	(7,018)	(5,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	64,750	48,500
Repayments on line of credit	(62,500)	(54,250)
Payments on debt issuance costs	(227)	(1,148)
Proceeds from related party loans	85	-
Repayments of loans from related party	(2,085)	-
Proceeds from issuance of common stock	120	900
Repayment of notes payable and long-term debt	-	(56)
Net proceeds from loan -Cedarview	2,150	-
Proceeds from issuance of convertible notes	-	2,150
Net cash provided by/(used in) financing activities	2,293	(3,904)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	1,817	(6,797)
CASH AND CASH EQUIVALENTS—Beginning of period	86	7,104
CASH AND CASH EQUIVALENTS—End of period	$1,903	$307

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of June 30, 2017, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2016 filed with the SEC on April 3, 2017.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

On March 21, 2016, Royal and the Partnership entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 6,000,000 common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to Rhino in the amount of $7.0 million (the “Rhino Promissory Note”). The promissory note was payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On December 30, 2016, the Partnership modified the Rhino Promissory Note with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018 and to provide that it would be convertible into shares of Royal common stock at Royal’s election. See discussion below.

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

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment and the GP Amendment. Upon the request by Rhino Holdings, Rhino will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

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

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, the Partnership and Royal entered into a letter agreement whereby they extended the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50.

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

The Partnership will have the option to convert the outstanding Series A preferred units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A preferred unit exceeds $10.00 per unit. Each Series A preferred unit will convert into a number of common units equal to the quotient (the “Series A Conversion Ratio”) of (i) the sum of $10.00 and any unpaid distributions in respect of such Series A Preferred Unit divided by (ii) 75% of the volume-weighted average closing price of the common units for the preceding 90 trading days (the “VWAP”); provided however, that the VWAP will be capped at a minimum of $2.00 and a maximum of $10.00. On December 31, 2021, all outstanding Series A preferred units will convert into common units of the Partnership at the then applicable Series A Conversion Ratio.

Debt Classification— Rhino evaluated its amended and restated senior secured credit facility at June 30, 2017 to determine whether this debt liability should be classified as a long-term or current liability. On May 13, 2016 Rhino entered into a fifth amendment (the “Fifth Amendment”) of its amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. As of December 31, 2016, Rhino had met the requirements to extend the maturity date of the credit facility to December 31, 2017. Since the credit facility has an expiration date of December 2017, the Company determined that its credit facility debt liability at June 30, 2017 and December 31, 2016 of $12.3 million and $10.0 million, respectively, should be classified as a current liability on its unaudited condensed consolidated statements of financial position. The classification of the credit facility balance as a current liability raises substantial doubt of the Rhino’s, and thus the Company’s ability to continue as a going concern for the next twelve months. Rhino is considering alternative financing options that could result in a new long-term credit facility. Since the credit facility has an expiration date of December 31, 2017, Rhino will have to secure alternative financing to replace its credit facility by the expiration date of December 31, 2017 in order to continue its normal business operations and meet its obligations as they come due. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

In December 2012, the Partnership made an initial investment in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth, Inc.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). The Partnership accounts for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating income for this investment for the three and six months ended June 30, 2017 of approximately $40,000 and $36,000, respectively. The Partnership recorded its proportionate share of the operating (loss) for Sturgeon for the three and six months ended June 30, 2016 of approximately ($26,000) and ($0.1) million, respectively. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of June 30, 2017, the Partnership owned 568,794 shares of Mammoth Inc.

As of June 30, 2017 and December 31, 2016, the Partnership recorded a fair market value adjustment of $2.0 million and $1.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at June 30, 2017 and December 31, 2016, respectively, which was recorded in Other Comprehensive Income. As of June 30, 2017 and December 31, 2016, the Partnership has recorded its investment in Mammoth Inc. as a short-term asset, which the Partnership has classified as available-for-sale. The Partnership has included its investment in Mammoth and its prior investment in Muskie and Sturgeon in its Other category for segment reporting purposes.

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

At June 30, 2017, the Company’s investment in Rhino consists of $11,250,213 in cash and $4,000,000 in notes payable. The acquisition was completed in three steps as described in Note 1. The fair value of Rhino’s property, plant and equipment was determined by an independent, third-party appraiser that completed their report during the first quarter of 2017. The fair value of the Partnership’s coal properties were based on observable inputs from market transactions that closely related to the nature of Rhino’s coal properties. The asset retirement obligations of the Partnership were adjusted to fair value based upon current risk adjusted discount rates. The original provisional assets and liabilities were adjusted as of March 31, 2017 within the one year measurement period. The total income statement impact of these adjustments was recognized during the three months ended March 31, 2017. The table below reflects the value the assets acquired and the liabilities assumed for the acquisition of Rhino.

	Final Amounts	Provisional Amounts
	March 17, 2016	December 31, 2016
	(thousands)
Assets:
Current Assets	$25,851	$23,117
Property, plant and equipment	229,950	66,812
Other non-current assets	37,673	40,047
Total identifiable assets	293,474	129,976
Liabilities:
Current liabilities	60,211	62,810
Non-current liabilities
Long-term debt, net of current portion	2,536	2,536
Asset retirement obligations, net of current portion	17,986	27,108
Other non-current liabilities	37,090	37,092
Total non-current liabilities	57,612	66,736
Total liabilities	117,823	129,546
Net identifiable assets	175,651	430
Goodwill	-	7,594
subtotal	175,651	8,024
Non-controlling shareholders	-	3,524
Bargain purchase gain	171,151	-
Total consideration paid	$4,500	$4,500

Note: Final amounts were determined in the quarter ending March 31, 2017 as discussed above, which resulted in the differences to the provisional amounts.

Operating results for Rhino for the three and six months ended June 30, 2017 and 2016 are as follows.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues	$56,535	$41,613	$110,085	$80,943

Comprehensive income/(loss)	844	(121,953)	282	(127,972)

Net loss per unit, basic and fully diluted	$(0.08)	$(13.42)	$(0.30)	$(26.57)

The previous quarter’s remeasurement of the acquired net assets of Rhino resulted in the recognition of a deferred income tax liability of $55,529 as of the acquisition date. The recognition of this deferred tax liability has been included in the previous quarter’s provision for income taxes. The recognition of the deferred tax liability also reflects future taxable income through the reversals of temporary differences; therefore, the previous quarter’s tax provision also includes the reversal of a valuation allowance of $7,415 which had been applied to deferred tax assets at December 31, 2016. The remaining components of the provision consists of the deferred tax effects arising from other net income and expense items for the period, including the effects of acquisition remeasurements recognized in the previous quarter. The Company has no current income tax expense.

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

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration was paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Company’s unaudited condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2016.

Major components of net income from discontinued operations for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Major line items constituting (loss)/income from discontinued operations for the Elk Horn disposal:
Other revenues	$-	$1,127	$-	$2,226
Total revenues	-	1,127		2,226

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	499	-	454
Depreciation, depletion and amortization	-	121	-	326
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	82	-	97
Interest expense and other	-	5	-	10
Total costs and expenses	-	707	-	887
Income from discontinued operations before income taxes for the Elk Horn disposal	-	420	-	1,339
Income taxes	-	-	-	-
Net income from discontinued operations	$-	$420	$-	$1,339

5	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Other prepaid expenses	$1,254	$761
Debt issuance costs—net	488	981
Escrow deposit	350	-
Prepaid insurance	2,011	1,432
Prepaid leases	96	77
Supply inventory	565	614
Deposits	-	164
Note receivable-current portion	-	900
Total Prepaid expenses and other	$4,764	$4,929

Debt issuance costs were included in Prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 since Rhino’s credit facility balance was classified as a current liability. See Note 10 for further information on the amendments to Rhino’s amended and restated senior secured credit facility.

As of December 31, 2016, the note receivable balance of $0.9 million related to the $1.5 million of consideration to be paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier. The note receivable was paid in full as of June 30, 2017.

6	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2017 and December 31, 2016 are summarized by major classification as follows:

	Useful Lives	June 30, 2017	December 31, 2016
		(in thousands)
Coal properties, including mining and other equipment	1 - 20 Years	$244,079	$69,684
Total		244,079	69,684
Less accumulated depreciation, depletion and amortization		(34,076)	(4,572)
Net		$210,003	$65,112

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Depreciation expense-mining and other equipment and related facilities	$6,791	$1,313	$29,435	$1,361
Depletion expense for coal properties and oil and natural gas properties	162	-	718	-
Amortization of mine development costs	8	-	30	-
Amortization expense for intangible assets	17	25	34	42
Amortization expense for asset retirement costs	-	(19)	(100)	(26)
Total depreciation, depletion and amortization	$6,978	$1,319	$30,117	$1,377

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

7	OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Deposits and other	$219	$218
Non-current receivable	27,157	27,157
Deferred expenses	200	216
Total	$27,576	$27,591

Non-current receivable. The non-current receivable balance of $27.2 million as of June 30, 2017 and December 31, 2016 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.2 million is also included in the accrued workers’ compensation benefits liability balance, which is included in non-current liabilities. The Company presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the results of operations or cash flows.

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

The Partnership has determined the value of the common units issued at December 30, 2016 of $21.8 million constituted an amount that would be applied to the potential acquisition of Armstrong Energy, as discussed in Note 1. Because facts and circumstances, including the likelihood of consummation of the contemplated transaction, have not changed substantially since the agreement was executed, the Company has concluded that there has been no substantial change in the value of the Call Option.

8	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Payroll, bonus and vacation expense	$2,191	$1,721
Non income taxes	3,608	2,669
Royalty expenses	2,235	1,617
Accrued interest	605	601
Health claims	713	630
Workers’ compensation & pneumoconiosis	2,450	2,450
Preferred unit distribution	2,473	-
Other	1,488	1,717
Total	$15,763	$11,405

9	NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50

Total related party notes payable	$504	$504

The related party notes payable have accrued interest of $28,463 at June 30, 2017 and $22,372 at December 31, 2016. For the three and six months ended June 30, 2017, the Company expensed $3,046 and $6,091, respectively, in interest from the related party loans.

10	DEBT

Debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$12,290	$10,040
Note payable to Weston Energy dated December 30, 2016; interest at 8% per annum; due January 15, 2017	-	2,000
Note payable to Cedarview Opportunities Master Fund, L.P. dated May 31, 2017; interest at 14% annum; due May 31, 2019	2,500	-
Total	14,790	12,040
Less current portion	(12,290)	(12,040)
Long-term debt	$2,500	$-

Secured Promissory Note – On June 12, 2017, Company entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Lender”), under which the Company borrowed $2,500,000 from the Lender. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. The Company and the Lender simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which the Company pledged 5,000,000 Common Units in Rhino as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. The Company deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year will be paid. After the first year, the Company is obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for the Lender’s agreement to make the loan, the Company transferred 25,000 Common Units of Rhino to the Lender as a fee. The Company intends to use the proceeds to repay in full all loans made to the Company by E-Starts Money Co. in the principal amount of $503,593, and to use the balance for general corporate overhead, as well as costs associated with potential acquisitions of mineral resource companies, including legal and engineering due diligence, deposits, and down payments.

Senior Secured Credit Facility with PNC Bank, N.A.— On July 29, 2011, the Partnership executed the amended and restated credit agreement (as amended, the “Amended and Restated Credit Agreement”). The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the amended and restated credit agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $46.3 million as of June 30, 2017. The amount available for letters of credit was unchanged from these amendments.

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

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of its amended and restated senior secured credit agreement that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment further reduced the maximum commitment amount allowed under the credit facility by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017 for the additional $1.5 million that was to be received from the Elk Horn sale.

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

On March 23, 2017, the Partnership entered into an eighth amendment (the “Eighth Amendment”) of its amended and restated credit agreement that allows the annual auditor’s report for the years ended December 31, 2016 and 2015 to contain a qualification with respect to the short-term classification of the Partnership’s credit facility balance without creating a default under the credit agreement. As of June 30, 2017 and December 31, 2016, the Partnership was in compliance with respect to all covenants contained in its credit agreement.

On June 9, 2017, the Partnership entered into a ninth amendment (the “Ninth Amendment”) of its amended and restated credit agreement that permitted outstanding letters of credit to be replaced with different counterparties without affecting the revolving credit commitments under the credit agreement. The Ninth Amendment also permits certain lease and sale leaseback transactions under the credit agreement that do not affect the revolving credit commitments under the credit agreement for asset dispositions and also do not factor in the calculation of the maximum capital expenditures allowed under the credit agreement.

At June 30, 2017, the Partnership had borrowed $12.3 million at a variable interest rate of PRIME plus 3.50% (7.75% at June 30, 2017). In addition, the Partnership had outstanding letters of credit of $26.1 million at a fixed interest rate of 5.00% at June 30, 2017. Based upon a maximum borrowing capacity of 3.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Partnership had not used $7.9 million of the borrowing availability at June 30, 2017.

11	ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2017 and the year ended December 31, 2016 are as follows:

	Six months ended	Year ended
	June 30, 2017	December 31, 2016
	(in thousands)
Balance at beginning of period (including current portion)	$27,420	$-
Acquired	-	28,200
Accretion expense	860	1,105
Adjustment resulting from annual recosting and other	-	(1,685)
Adjustments to the liability resulting from final purchase allocation	(7,228)	-
Liabilities settled	(33)	(200)
Balance at end of period	21,019	27,420
Less current portion of asset retirement obligation	(917)	(917)
Long-term portion of asset retirement obligation	$20,102	$26,503

12	STOCKHOLDERS’ EQUITY

In October 2012 the Company amended its charter to authorize issuance of up to 500,000,000 shares of common stock with a par value of $0.00001. In March 2017, the Company filed an amendment to its Certificate of Incorporation to reduce the authorized shares of Common Stock to 25,000,000 and to reduce the authorized shares of Preferred Stock to 5,000,000 from 10,000,000.

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

Issuance of shares in private placement

In the first quarter of 2017, the Company issued 21,817 shares to three investors in a private placement at $5.50 per share.

13	RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. (See Note 9) The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing demand promissory note. On September 22, 2016, the Company borrowed $50,000 from E-Starts pursuant to a non-bearing demand promissory note. On December 8, 2016, the Company borrowed $50,000 from E-Starts pursuant to a non-interest bearing demand promissory note. On March 3, 2017, the Company borrowed $50,000 from E-Starts pursuant to a non-interest bearing demand promissory note which was repaid by Royal on June 28, 2017. On March 16, 2017, the Company borrowed $25,000 from E-Starts pursuant to a non-interest bearing demand promissory note which was repaid by Royal on June 28, 2017. On April 26, 2017, the Company borrowed $10,000 from E-Starts pursuant to a non-interest bearing promissory note which was repaid by Royal on June 6, 2017. The total amount owed to E-Starts at June 30, 2017 and December 31, 2016 was $503,593, plus accrued interest.

E-Starts, in addition to the promissory notes listed above, advanced money to the Company for use in paying certain obligations of the Company.

GS Energy, LLC is owned by Ian and Gary Ganzer (See Note 16) and is a creditor of Blue Grove. Ian Ganzer was the chief operating officer of the Company from June 2015 to September 2016. (See Note 22 for further discussion of these related party payables).

The details of the due to related party account are summarized as follows:

	June 30, 2017	December 31, 2016
	(thousands)
Due to E-Starts Money Co
Expense advances	$11	$11
Accrued interest	29	22
	40	33
Due to GS Energy, LLC	18	18
Due to Ian Ganzer	10	10
Due to Gary Ganzer	10	10
	$78	$71

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston Coal, LLC (“Wellston”) for 500,000 shares of the Company’s common stock. The Option Agreement originally terminated on September 1, 2015, but was later extended to December 31, 2016. Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan was evidenced by a Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement, and was secured by a Deed of Trust on the Wellston Property. The Company ultimately loaned Wellston $53,000. Our President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston. On September 13, 2016, Wellston sold its assets to an unrelated third party, and the Company received rights to a royalty of $1 per ton on the first 250,000 tons of coal mined from the property in consideration for a release of its lien on the Wellston Property.

14	EMPLOYEE BENEFITS

401(k) Plans— The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and six months ended June 30, 2017 and 2016 is included in Cost of operations and Selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
401(k) plan expense	$350	$402	$720	$706

15	EQUITY-BASED COMPENSATION

Stock option plan - The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at June 30, 2017. There were 123,691 shares issued from the Employee, Consultant and Advisor Stock Compensation Plan. As of June 30, 2017, there are 1,000,000 shares available under the Stock Option Plan and 876,309 shares available under the Employee, Consultant and Advisor Stock Compensation Plan. The shares issued under the Employee, Consultant and Advisor Stock Compensation Plan were expensed at their market value on the date of issuance.

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

Coal Sales Contracts and Contingencies—As of June 30, 2017, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017 Q3-Q4	1,884	15
2018	1,001	5
2019	300	1

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments— The Partnership has a commitment to purchase approximately 1.0 million gallons of diesel fuel at fixed prices from January 2017 through December 2017 for approximately $2.0 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership had no expense for purchased coal from coal purchase contracts or expense from OTC purchases for the three and six months ended June 30, 2017 and 2016.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2017 and 2016 are included in Cost of operations in the unaudited condensed consolidated statements of operations for the period owned by the Company were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Lease expense	$978	$1,049	$2,491	$2,078
Royalty expense	$3,950	$2,606	$7,327	$4,948

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the six months ended June 30, 2017 or 2016.

The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 to Sturgeon based upon its proportionate ownership interest. The Partnership did not make any capital contributions to the Sturgeon joint venture during the six months ended June 30, 2017 or 2016. See Note 2 for discussion on the contribution of Sturgeon to Mammoth, Inc.

Blue Grove Coal, LLC (“Blue Grove”). On June 10, 2015, the Company acquired Blue Grove in exchange for 350,000 shares of its common stock. Blue Grove was owned 50% by Ian Ganzer, our chief operating officer at that time, and 50% by Gary Ganzer, Ian Ganzer’s father (the “Members”). Simultaneous with the Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove is entitled to all revenues from the sale of coal mined from GS Energy’s properties, and is responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by the Members. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Management Agreement with GS Energy to Black Oak. In consideration, Black Oak was entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy. Subsequently, the agreement with Black Oak was amended to provide that Black Oak was entitled to 100% of the first $400,000 and 50% of the next $1,000,000, for a maximum of $900,000 of net profits generated by the mining of the coal properties of GS Energy. Please see Note 22 for additional discussion of the Blue Grove transaction.

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

On December 23, 2015, the Company and the Members entered into an Amendment to Securities Exchange Agreement (“Amendment”) originally entered into on June 8, 2015. Pursuant to the Amendment, the consideration for the acquisition of Blue Grove was reduced from 350,000 shares of the Company’s common stock to 10,000 shares (See Note 22 for further discussion).

17	MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	June 30	December 31	Six months	Six months
	2017	2016	ended	ended
	Receivable	Receivable	June 30	June 30
	Balance	Balance	2017 Sales	2016 Sales
	(in thousands)
LG&E and KU	$2,210	$1,496	$21,162	$-
PacifiCorp Energy	1,560	1,509	7,777	10,511
Big Rivers Electric Corporation	947	-	13,234	10,119
PPL Corporation	-	-	-	20,624

18	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at June 30, 2017. The book value of the Company’s secured promissory note is considered to be representative of its fair value as of June 30, 2017 since only a brief time period has elapsed since the note was entered on May 31, 2017.

As of June 30, 2017 and December 31, 2016, the Partnership had a recurring fair value measurement relating to its investment in Mammoth, Inc. As discussed in Note 2, in October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth, Inc. in exchange for 234,300 shares of common stock of Mammoth, Inc. The common stock of Mammoth, Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth, Inc. and received proceeds of approximately $27,000. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth, Inc. As of June 30, 2017, the Partnership owned 568,794 shares of Mammoth, Inc. The Partnership’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

19	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2017 and 2016 excludes approximately $1.1 million and $1.2 million, respectively, of property additions, which are recorded in accounts payable.

20	SEGMENT INFORMATION

The Company produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Company sells primarily to electric utilities in the United States. For the three months ended June 30, 2017, the Company had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

Reportable segment results of operations for the three months ended June 30, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$25,675	$4,489	$8,763	$17,604	$4	$56,535
DD&A	2,424	520	1,493	2,424	117	6,978
Interest expense	-	-	-	-	1,015	1,015
Net income (loss) from continuing operations	$(720)	$(126)	$(246)	$(494)	$(0)	$(1,586)

Reportable segment results of operations for the six months ended June 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization) (Rhino is only included from its date of acquisition of March 17, 2016):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$5,629	$11,581	$8,324	$16,000	$79	$41,613
DD&A	289	195	337	448	50	1,319
Interest expense	691	101	102	256	612	1,762
Net income (loss) from continuing operations	$-	$-	$-	$-	$157	$157

Reportable segment results of operations for the six months ended June 30, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$48,988	$10,615	$16,061	$34,412	$9	$110,085
DD&A	10,446	2,440	6,169	10,532	530	30,117
Interest expense	-	-	-	-	2,234	2,234
Net income (loss) from continuing operations	$47,006	$10,185	$15,411	$33,019	$9	$105,630

Reportable segment results of operations for the six months ended June 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization) (Rhino is only included from its date of acquisition of March 17, 2016)

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$5,559	$13,518	$9,972	$18,628	$95	$47,772
DD&A	162	219	396	527	73	1,377
Interest expense	790	117	117	293	783	2,100
Net income (loss) from continuing operations	$-	$-	$-	$-	$(512)	$(512)

21	PARENT COMPANY FINANCIAL STATEMENTS

The Company’s Rhino subsidiary has certain restrictions on its assets and funds that are available to be transferred outside of Rhino based upon its Amended and Restated Credit Agreement as discussed in Note 10. Due to the restrictions on the assets and funds available for remittance to the Company, the following tables present the financial statements of the parent Company for all periods presented.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,866	$39
Prepaid expenses and other	424	54
Total current assets	2,290	93
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	11,432	11,432
Less accumulated depreciation, depletion and amortization	-	-
Net property, plant and equipment	11,432	11,432
Investment in Rhino	204,622	61,136
Intangible assets, less accumulated amortization of $101 and $67, respectively	-	34
TOTAL	$218,344	$72,695
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	34	29
Accrued expenses and other	734	769
Note payable-related parties	504	2,504
Note payable-Rhino	4,040	4,040
Related party advance and accrued interest payable	78	71
Total current liabilities	5,390	7,413
NON-CURRENT LIABILITIES:
Deferred tax liability	44,031	-
Long-term debt	2,500	-
Total non-current liabilities	46,531	-
Total liabilities	51,921	7,413

STOCKHOLDERS' EQUITY
Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at June 30, 2017 and authorized 10,000,000 shares; 51,000 issued and outstanding at December 31, 2016.
Common stock: $0.00001 par value; authorized 25,000,000 shares; 17,184,095 shares issued and outstanding at June 30, 2017 and authorized 500,000,000; 17,212,278 shares issued and outstanding at December 31, 2016.	1	1
Additional paid-in capital	47,715	47,295
Stock subscription receivable	-	(213)
Accumulated other comprehensive income	1,978	874
Accumulated earnings (accumulated deficit)	88,098	(20,579)
Total stockholders' equity owned by common shareholders	137,792	27,378
Total non-controlling interest	28,631	37,904
Total stockholders' equity	166,423	65,282
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$218,344	$72,695

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
REVENUES:
Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-
COSTS AND EXPENSES:
Amortization	17	17	34	34
Selling, general and administrative (exclusive of Amortization shown separately above)	545	625	887	1,051
(Gain) on sale/disposal of assets—net	-	-	-	-
Total costs and expenses	562	642	921	1,085
(LOSS)/INCOME FROM OPERATIONS	(562)	(642)	(921)	(1,085)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest income
Other	-	-	-	1
Related party	-	2	-	3
Interest expense
Other	(29)	(39)	(58)	(39)
Related Party	(3)	(3)	(6)	(6)
Gain on bargain purchase	-	-	171,151	-
Equity in net (loss)/income from Rhino	(992)	1,259	(20,505)	1,953
Total interest and other (expense)/income	(1,024)	1,219	150,582	1,912
NET (LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,586)	577	149,661	827
INCOME TAXES	-	-	44,031	-
NET (LOSS)/INCOME FROM OPERATIONS	(1,586)	577	105,630	827
NET (LOSS/ INCOME BEFORE NON-CONTROLLING INTEREST	(1,586)	577	105,630	827
Less net (loss)/income attributable to non-controlling interest	(452)	84	(9,273)	121
NET (LOSS)/INCOME ATTRIBUTABLE TO COMPANY'S STOCKHOLDERS	$(1,134)	$493	$114,903	$706

Net (loss)/income per share, basic and diluted	$(0.07)	$0.03	$6.68	$0.05

Weighted average shares outstanding, basic and diluted	17,207,883	16,699,036	17,203,109	15,624,438

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,630	$827
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	34	34
Bargain purchase gain	(171,151)	-
Equity in net loss of Rhino	20,505	(1,953)
Deferred income taxes	44,031	-
Value of common shares issued for services	250	283
Accrued interest income-related party	-	(3)
Accrued interest expense-related party	6	6
Equity in net loss/(income) of consolidated affiliates	(7)	15
Changes in assets and liabilities:
Prepaid expenses and other assets	(13)	36
Accounts payable	2	(24)
Accrued expenses and other liabilities	(30)	282
Net cash used in operating activities	(743)	(497)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	-	(4,500)
Investment in Blaze Mining royalty	-	(200)
Sale of Rhino preferred and common units	2,300	-
Cash acquired in acquisitions	-	335
Net cash provided by/(used in) investing activities	2,300	(4,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	85	-
Repayments on related party loans	(2,085)	(5,000)
Proceeds from issuance of common stock	120	900
Proceeds from issuance of convertible notes	-	2,150
Net proceeds from note payable	2,150	-
Net cash provided by/(used in) financing activities	270	(1,950)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	1,827	(6,812)
CASH AND CASH EQUIVALENTS—Beginning of period	39	7,104
CASH AND CASH EQUIVALENTS—End of period	$1,866	$292

22 SUBSEQUENT EVENTS

Blue Grove Transaction

On July 1, 2017, the Company entered into an agreement with Ian and Gary Ganzer, under which the Company transferred its interest in Blue Grove to the Ganzers in consideration for the Ganzers’ return of 10,000 shares of the Company’s common stock, which was the purchase price for Blue Grove. In the same agreement, Ian Ganzer returned 9,599 shares of common stock for cancellation. The shares represented the unvested portion of a stock bonus issued to Mr. Ganzer when he was employed as chief operating officer of the Company. The parties executed mutual releases of liability. In addition, the Ganzers’ agreed to hold the Company harmless against any liability arising out its former ownership of Blue Grove.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Royal Energy Resources, Inc., Rhino Resource Partners LP and its subsidiaries, in total. References to “Rhino” or “the Partnership” refer to Rhino Resource Partners, LP. References to “general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

In August 2016, we sold our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. Our unaudited condensed consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Elk Horn operations to discontinued operations for the three and six months ended June 30, 2016.

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. In April 2015, the Company completed its first acquisition in furtherance of its change in principal operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. In June 2015, the Company completed the acquisition of Blue Grove Coal, LLC, a licensed operator of a coal mine owned by GS Energy, LLC. See below regarding acquisition of majority control of Rhino Resource Partners, LP (“Rhino”). See Notes 1 and 3 to the unaudited condensed consolidated financial statements for additional completed acquisitions.

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

Overview after Rhino Acquisition

Rhino is a diversified energy company that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition, we have expanded our business to include infrastructure support services, as well as other joint venture investments to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

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

We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

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

For the three and six months ended June 30, 2017, we generated revenues of approximately $56.5 million and $110.1 million, respectively, and we generated net loss of $1.6 million for the three months ended June 30, 2017 and net income of $105.6 million for the six months ended June 30, 2017. For the three months ended June 30, 2017, we produced and sold approximately 1.0 million tons of coal, of which approximately 80% were sold pursuant to supply contracts. For the six months ended June 30, 2017, we produced and sold approximately 2.0 million tons of coal, of which approximately 81% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of June 30, 2017, our available liquidity was $9.8 million, including cash on hand of $1.9 million and $7.9 million available under our amended and restated credit agreement. On May 13, 2016, we entered into a fifth amendment (the “Fifth Amendment”) of our amended and restated credit agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into a seventh amendment (the “Seventh Amendment”) of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read “—Recent Developments—Amended and Restated Credit Agreement Amendments” below.

As of June 30, 2017, beyond the operations of Rhino, the Company has no established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt is raised about our ability to continue as a going concern.

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability at June 30, 2017 of $12.3 million should be classified as a current liability on our unaudited condensed consolidated statements of financial position and the $10.0 million outstanding balance at December 31, 2016 as well. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility.

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

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment (defined below) and the GP Amendment (defined below). Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1 by Rhino, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units of Rhino.

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of general partner was amended (“GP Amendment”). Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of the general partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director to the general partner. Rhino Holdings has the right to appoint two members to the board of directors of the general partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of the general partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of general partner, as amended, will be further amended to provide that Royal and Rhino Holdings will each have the ability to appoint three directors and that the remaining director will be the chief executive officer of our general partner unless agreed otherwise. If the acquisition transaction would close as contemplated herein, with Rhino Holdings owning 51% of both Rhino and Rhino GP, Rhino would no longer be a consolidated subsidiary of Royal but would be an equity method investment.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, Rhino entered into a Series A Preferred Unit Purchase Agreement (“Preferred Unit Agreement”) with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in Rhino at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in Rhino’s Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to Rhino and Weston assigned to Rhino a $2.0 million note receivable from Royal originally dated September 30, 2016.

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

Amended and Restated Credit Agreement Amendments

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

On June 9, 2017, we entered into a ninth amendment (the “Ninth Amendment”) of our amended and restated credit agreement that permitted outstanding letters of credit to be replaced with different counterparties without affecting the revolving credit commitments under the credit agreement. The Ninth Amendment also permits certain lease and sale leaseback transactions under the credit agreement that do not affect the revolving credit commitments under the credit agreement for asset dispositions and also do not factor in the calculation of the maximum capital expenditures allowed under the credit agreement.

As of June 30, 2017 and December 31, 2016, we were in compliance with respect to all covenants contained in our credit agreement.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of June 30, 2017, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017Q3-Q4	1,884	15
2018	1,001	5
2019	300	1

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Consolidated Information

As noted above, the Company completed the acquisition of control of Rhino on March 17, 2016. Accordingly, the Company began consolidating the operations of Rhino on that date. The following summarizes the financial statements of Royal for the three and six months ended June 30, 2017 and 2016, which includes the results of operation of Rhino from the date that the Company acquired majority control, as adjusted for changes in the fair value of certain Rhino assets as of the date of the transaction. During the three and six months ended June 30, 2017, the Company’s only operating activities consisted of Rhino.

Our revenues for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
REVENUES:
Coal sales	$54,710	$39,106	$106,491	$45,684
Freight and handling revenues	187	581	318	682
Other revenues	1,638	1,926	3,276	1,406
Total revenues	$56,535	$41,613	$110,085	$47,772

Our costs and expenses for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
COSTS AND EXPENSES:	2017	2016	2017	2016
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$46,592	$33,361	$91,522	$37,400
Freight and handling costs	228	516	997	603
Depreciation, depletion and amortization	6,978	1,319	30,117	1,377
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,277	4,505	6,671	6,779
(Gain)/loss on sale/disposal of assets—net	71	-	70	-
Total costs and expenses	$57,146	$39,701	$129,377	$46,159

Interest and other Income/(Expense) for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(in thousands)
INTEREST AND OTHER INCOME/(EXPENSE):
Interest expense - related party	$(3)	$(3)	$(6)	$(6)
Interest expense - other	(1,012)	(1,759)	(2,228)	(2,094)
Interest income - related party		2		3
Interest income - other		31		37
Bargain purchase gain			171,151
Equity in net loss/(income) of unconsolidated affiliates	40	(26)	36	(65)
Total interest and other Income/(Expense)	$(975)	$(1,755)	$168,953	$(2,125)

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

As of June 30, 2017, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of June 30, 2017, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of June 30, 2017. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of June 30, 2017. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois.

Evaluating Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA, a Non-GAAP financial measure, represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Statement of Operations Data:
Total revenues	$56.5	$41.6	$110.1	$80.9
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46.7	33.4	91.6	62.9
Freight and handling costs	0.2	0.5	0.9	1.0
Depreciation, depletion and amortization	5.6	5.8	11.3	11.9
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2.7	3.9	5.8	7.9
Loss/(gain) on sale/disposal of assets-net	0.1	-	0.1	(0.3)
Income/(loss) from operations	1.2	(2.0)	0.4	(2.5)
Interest and other (expense)/income:
Interest expense	(0.9)	(1.7)	(2.1)	(3.3)
Interest income	-	0.1	-	0.1
Equity in net (loss)/income of unconsolidated affiliates	-	(0.1)	-	(0.1)
Total interest and other (expense)	(0.9)	(1.7)	(2.1)	(3.3)
Net income/(loss) from continuing operations	0.3	(3.7)	(1.7)	(5.8)
Net (loss) from discontinued operations	-	(118.3)	-	(117.4)
Net income/(loss)*	$0.3	$(121.9)	$(1.7)	$(123.2)

Other Financial Data
Adjusted EBITDA from continuing operations	$6.9	$3.9	$11.7	$9.3
Adjusted EBITDA from discontinued operations	-	0.6	-	1.8
Total Adjusted EBITDA	$6.9	$4.5	$11.7	$11.1

* Totals may not foot due to rounding

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary. For the three months ended June 30, 2017, our total revenues increased to $56.5 million from $41.6 million for the three months ended June 30, 2016, which is a 35.9% increase. We sold approximately 1.0 million tons of coal for the three months ended June 30, 2017, which is a 31.2% increase compared to the tons of coal sold for the three months ended June 30, 2016. The increase in revenue and tons sold was primarily the result of increased production in Central Appalachia due to recent increases in coal prices and demand for met and steam coal produced in this region. We anticipate the recent increase in price and demand will continue to benefit our financial results in 2017.

Net income from continuing operations was $0.3 million for the three months ended June 30, 2017 compared to net loss of $3.7 million for the three months ended June 30, 2016. Our net income from continuing operations improved during the three months ended June 30, 2017 compared to 2016 primarily due to increased coal revenues from improved demand for met and steam coal in our Central Appalachia segment discussed earlier.

Adjusted EBITDA from continuing operations increased to $6.9 million for the three months ended June 30, 2017 from $4.5 million for the three months ended June 30, 2016. Adjusted EBITDA from continuing operations increased period to period due to an increase in net income during the three months ended June 30, 2017 compared to a net loss generated for the three months ended June 30, 2016.

Including the net loss from discontinued operations of $118.3 million, our total net loss and Adjusted EBITDA for the three months ended June 30, 2016 were $121.9 million and $4.5 million, respectively. We did not incur a gain or loss from discontinued operations for the three months ended June 30, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2017	June 30, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	385.6	88.2	297.4	337.2%
Northern Appalachia	75.8	161.2	(85.4)	(53.0%)
Rhino Western	228.7	215.1	13.6	6.3%
Illinois Basin	357.0	333.5	23.5	7.1%
Total *	1,047.1	798.0	249.1	31.2%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.0 million tons of coal for the three months ended June 30, 2017, which was a 31.2% increase compared to the three months ended June 30, 2016. The increase in tons sold period over period was primarily due to higher sales from our Central Appalachia segment due to the increased demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment increased by approximately 337.2% to approximately 0.4 million tons for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to an increase in demand for met and steam coal tons from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 53.0% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as we experienced a decrease in tons sold from our Sands Hill and Hopedale operations due to weak demand for coal from this region. Coal sales from our Rhino Western segment increased by approximately 6.3% for the three months ended June 30, 2017 compared to the same period in 2016 due to increased customer demand. For our Illinois Basin segment, tons of coal sold increased by approximately 7.1% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as we increased production and sales period over period from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2017	June 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$25.6	$5.6	$20.0	360.7%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$25.6	$5.6	$20.0	356.1%
Coal revenues per ton*	$66.42	$63.03	$3.39	5.4%
Northern Appalachia
Coal revenues	$2.7	$9.2	$(6.5)	(70.3%)
Freight and handling revenues	0.2	0.6	(0.4)	(67.8%)
Other revenues	1.6	1.8	(0.2)	(11.9%)
Total revenues	$4.5	$11.6	$(7.1)	(61.2%)
Coal revenues per ton*	$36.10	$57.21	$(21.11)	(36.9%)
Rhino Western
Coal revenues	$8.8	$8.3	$0.5	5.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$8.8	$8.3	$0.5	5.3%
Coal revenues per ton*	$38.31	$38.70	$(0.39)	(1.0%)
Illinois Basin
Coal revenues	$17.6	$16.0	$1.6	10.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$17.6	$16.0	$1.6	10.0%
Coal revenues per ton*	$49.30	$47.98	$1.32	2.8%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	-	0.1	(0.1)	(94.8%)
Total revenues	$-	$0.1	$(0.1)	(94.8%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$54.7	$39.1	$15.6	39.9%
Freight and handling revenues	0.2	0.6	(0.4)	(67.8%)
Other revenues	1.6	1.9	(0.3)	(14.9%)
Total revenues	$56.5	$41.6	$14.9	35.9%
Coal revenues per ton*	$52.25	$49.01	$3.24	6.6%

Our coal revenues for the three months ended June 30, 2017 increased by approximately $15.6 million, or 39.9%, to approximately $54.7 million from approximately $39.1 million for the three months ended June 30, 2016. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the current period. Coal revenues per ton was $52.25 for the three months ended June 30, 2017, an increase of $3.24, or 6.6%, from $49.01 per ton for the three months ended June 30, 2016. This increase in coal revenues per ton was primarily the result of a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $20.0 million, or 360.7%, to approximately $25.6 million for the three months ended June 30, 2017 from approximately $5.6 million for the three months ended June 30, 2016. This increase was primarily due to the increase in coal prices and demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $3.39, or 5.4%, to $66.42 per ton for the three months ended June 30, 2017 as compared to $63.03 for the three months ended June 30, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $2.7 million for the three months ended June 30, 2017, a decrease of approximately $6.5 million, or 70.3%, from approximately $9.2 million for the three months ended June 30, 2016. This decrease was primarily due to a decrease in tons sold from our Sands Hill and Hopedale operations in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the three months ended June 30, 2017. Coal revenues per ton decreased by $21.11 or 36.9% per ton for the three months ended June 30, 2017 as compared to $57.21 for the three months ended June 30, 2016, which was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues increased by approximately $0.5 million, or 5.3%, to approximately $8.8 million for the three months ended June 30, 2017 from approximately $8.3 million for the three months ended June 30, 2016 primarily due to an increase in tons sold from the Castle Valley mine. Coal revenues per ton for our Rhino Western segment decreased by $0.39 or 1.0% per ton for the three months ended June 30, 2017 as compared to $38.70 per ton for the three months ended June 30, 2016.

For our Illinois Basin segment, coal revenues of approximately $17.6 million for the three months ended June 30, 2017 increased by approximately $1.6 million, or 10.3%, compared to $16.0 million for the three months ended June 30, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $49.30 for the three months ended June 30, 2017, an increase of $1.32, or 2.8%, from $47.98 for the three months ended June 30, 2016. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category was relatively flat at approximately $0.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase (Decrease) %*
Met coal tons sold	182.5	30.7	494.6%
Steam coal tons sold	203.1	57.5	253.2%
Total tons sold	385.6	88.2	337.2%

Met coal revenue	$15,229	$2,569	492.7%
Steam coal revenue	$10,380	$2,990	247.2%
Total coal revenue	$25,609	$5,559	360.7%

Met coal revenues per ton	$83.45	$83.72	(0.3%)
Steam coal revenues per ton	$51.11	$51.99	(1.7%)
Total coal revenues per ton	$66.42	$63.03	5.4%

Met coal tons produced	171.7	41.8	311.1%
Steam coal tons produced	227.6	70.2	224.2%
Total tons produced	399.3	112.0	256.6%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2017	June 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.5	$6.1	$14.4	235.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.0	1.6	0.4	22.9%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$53.05	$69.12	$(16.07)	(23.2%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.4	$7.8	$(2.4)	(31.4%)
Freight and handling costs	0.2	0.5	(0.3)	(55.8%)
Depreciation, depletion and amortization	0.4	0.8	(0.4)	(48.5%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$71.04	$48.66	$22.38	46.0%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.7	$6.4	$0.3	4.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.2	1.4	(0.2)	(14.5%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$29.13	$29.54	$(0.41)	(1.4%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.6	$13.8	$0.8	5.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.9	1.9	-	4.4%
Selling, general and administrative	0.1	0.1	-	n/a
Cost of operations per ton*	$40.85	$41.38	$(0.53)	(1.3%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.5)	$(0.7)	$0.2	(43.4%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.1	-	(34.6%)
Selling, general and administrative	2.6	3.8	(1.2)	(31.4%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$46.7	$33.4	$13.3	39.9%
Freight and handling costs	0.2	0.5	(0.3)	(55.8%)
Depreciation, depletion and amortization	5.6	5.8	(0.2)	(3.5%)
Selling, general and administrative	2.7	3.9	(1.2)	(30.0%)
Cost of operations per ton*	$44.57	$41.81	$2.76	6.6%

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

Cost of Operations. Total cost of operations was $46.7 million for the three months ended June 30, 2017 as compared to $33.4 million for the three months ended June 30, 2016. Our cost of operations per ton was $44.57 for the three months ended June 30, 2017, an increase of $2.76, or 6.6%, from the three months ended June 30, 2016. Total cost of operations in Central Appalachia increased by $14.4 million, primarily due to an increase in production in Central Appalachia during the three months ended June 30, 2107 due to increased demand for met and steam coal from this region. The increase in the cost of operations on a per ton basis was primarily due to fixed operating costs being allocated to fewer tons of coal sold in Northern Appalachia for the three months ended June 30, 2017 compared to the prior period.

Our cost of operations for the Central Appalachia segment increased by $14.4 million, or 235.6%, to $20.5 million for the three months ended June 30, 2017 from $6.1 million for the three months ended June 30, 2016. Total cost of operations increased period over period as we increased production in this region during the three months ended June 30, 2017 due to increased demand for met and steam coal from this region. Our cost of operations per ton of $53.05 for the three months ended June 30, 2017 was a reduction of 23.2% compared to $69.12 per ton for the three months ended June 30, 2016. We increased production and sales during the current period due to increased met and steam coal demand that resulted in lower cost of operations per ton compared to the prior period as fixed costs were allocated to more tons of coal sold.

In our Northern Appalachia segment, our cost of operations decreased by $2.4 million, or 31.4%, to $5.4 million for the three months ended June 30, 2017 from $7.8 million for the three months ended June 30, 2016. Our cost of operations per ton was $71.04 for the three months ended June 30, 2017, an increase of $22.38, or 46.0%, compared to $48.66 for the three months ended June 30, 2016. The decrease in total cost of operations in Northern Appalachia was due to a decrease in production in this region in response to weak market demand. The increase in the cost of operations on a per ton basis was primarily due to fixed operating costs being allocated to fewer tons of coal sold during the current period.

Our cost of operations for the Rhino Western segment increased by $0.3 million, or 4.9%, to $6.7 million for the three months ended June 30, 2017 from $6.4 million for the three months ended June 30, 2016. Total cost of operations increased for the three months ended June 30, 2017 compared to the same period in 2016 due to increased tons produced and sold from our Castle Valley operation. Our cost of operations per ton was $29.13 for the three months ended June 30, 2017, a decrease of $0.41, or 1.4%, compared to $29.54 for the three months ended June 30, 2016. Cost of operations per ton decreased for the three months ended June 30, 2017 compared to the same period in 2016 due to an increase in production from our Castle Valley mine in the current period.

Cost of operations in our Illinois Basin segment was $14.6 million while cost of operations per ton was $40.85 for the three months ended June 30, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended June 30, 2016, cost of operations in our Illinois Basin segment was $13.8 million and cost of operations per ton was $41.38. The increase in cost of operations was primarily the result of an increase in production. The decrease in the cost of operations per ton was primarily the result of fixed operating costs being allocated to more tons of coal sold during the current period.

Freight and Handling. Total freight and handling cost decreased to $0.2 million for the three months ended June 30, 2017 as compared to $0.5 million for the three months ended June 30, 2016. The decrease in freight and handling costs were primarily the result of decreased production and sales at our Northern Appalachia operations due to weak market demand in the region.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2017 was $5.6 million as compared to $5.8 million for the three months ended June 30, 2016.

For the three months ended June 30, 2017, our depreciation cost decreased to $4.4 million compared to $5.0 million for the three months ended June 30, 2016. This decrease primarily resulted from lower depreciation costs in our Northern Appalachia segment in the current quarter compared to the prior year as we have fully depreciated assets in this region.

For the three months ended June 30, 2017 and 2016 our depletion cost remained flat at $0.4 million.

For the three months ended June 30, 2017, our amortization cost was $0.8 million compared to $0.4 million for the three months ended June 30, 2016. The increase period over period was due to an increase in amortization of mine development cost, which was the result of increased mining operations in Central Appalachia compared to the prior period.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2017 decreased to $2.7 million as compared to $3.9 million for the three months ended June 30, 2016. This decrease was primarily attributable to lower corporate overhead.

Interest Expense. Interest expense for the three months ended June 30, 2017 decreased to $1.0 million as compared to $1.7 million for the three months ended June 30, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility and reduced debt issuance costs during the three months ended June 30, 2017.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	June 30, 2017	June 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$3.3	$(2.3)	$5.6
Northern Appalachia	(1.6)	2.3	(3.9)
Rhino Western	0.7	0.5	0.2
Illinois Basin	1.0	0.2	0.8
Other	(3.1)	(4.4)	1.3
Total	$0.3	$(3.7)	$4.0

For the three months ended June 30, 2017, total net income from continuing operations was approximately $0.3 million compared to net loss from continuing operations of approximately $3.7 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, our net income from continuing operations was positively impacted by increased production and sales from our Central Appalachia operations compared to the prior period.

For our Central Appalachia segment, net income from continuing operations was approximately $3.3 million for the three months ended June 30, 2017, an increase of $5.6 million in net income from continuing operations as compared to the three months ended June 30, 2016. The increase in net income from continuing operations was primarily due to increased production and sales from the Central Appalachia mining operations in the second quarter of 2017 due to increased demand for met and steam coal from this region. Net loss from continuing operations in our Northern Appalachia segment was $1.6 million for the three months ended June 30, 2017 compared to net income from continuing operations of $2.3 million for the three months ended June 30, 2016. The decrease in net income from continuing operations was primarily the result of lower sales from the Northern Appalachia region due to weak market demand.

Net income from continuing operations in our Rhino Western segment was $0.7 million for the three months ended June 30, 2017, compared to $0.5 million for the three months ended June 30, 2016. This increase in net income from continuing operations was primarily the result of more tons sold at our Castle Valley operation. For our Illinois Basin segment, we generated net income from continuing operations of $1.0 million for the three months ended June 30, 2017, which was an improvement of $0.8 million compared to the three months ended June 30, 2016. This increase in net income was primarily the result of increased coal sales at our Pennyrile mining complex as we fulfilled our customer contracts. For the Other category, we had a net loss from continuing operations of $3.1 million for the three months ended June 30, 2017 as compared to net loss from continuing operations of $4.4 million for the three months ended June 30, 2016. This decrease in net loss period over period was primarily attributable to lower corporate overhead charges.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	June 30, 2017	June 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$5.3	$(0.5)	$5.8
Northern Appalachia	(1.2)	3.2	(4.4)
Rhino Western	1.9	1.9	-
Illinois Basin	2.9	2.2	0.7
Other	(2.0)	(2.9)	0.9
Total	$6.9	$3.9	$3.0

Adjusted EBITDA from continuing operations for the three months ended June 30, 2017, was $6.9 million, an increase of $3.0 million from the three months ended June 30, 2016. Adjusted EBITDA from continuing operations increased period over period primarily due to the increase in net income at our Central Appalachia segment resulting from an increase in met and steam coal tons sold due to increased demand for met and steam coal from this region during the current period. Adjusted EBITDA for the three months ended June 30, 2016 was $4.5 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the three months ended June 30, 2017. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary. For the six months ended June 30, 2017, our total revenues increased to $110.1 million from $80.9 million for the six months ended June 30, 2016, which is a 36.0% increase. We sold approximately 2.0 million tons of coal for the six months ended June 30, 2017, which is a 27.2% increase compared to the tons of coal sold for the six months ended June 30, 2016. The increase in revenue and tons sold was primarily the result of increased production and sales in Central Appalachia due to recent increases in coal prices and demand for met and steam coal produced in this region.

We generated net loss from continuing operations of approximately $1.7 million for the six months ended June 30, 2017 compared to a net loss from continuing operations of approximately $5.8 million for the six months ended June 30, 2016. Our net loss from continuing operations improved during the six months ended June 30, 2017 compared to 2016 due to higher coal revenues from the increased demand for met and steam coal in our Central Appalachia segment.

Adjusted EBITDA from continuing operations increased to $11.7 million for the six months ended June 30, 2017 from $9.3 million for the six months ended June 30, 2016. Adjusted EBITDA from continuing operations increased primarily due to the decrease in net loss during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulting from the increase in production and sales at our Central Appalachia operation. Adjusted EBITDA for the six months ended June 30, 2016 was positively impacted by the $3.9 million prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Including the net loss from discontinued operations of approximately $117.4 million, our total net loss and Adjusted EBITDA for the six months ended June 30, 2016 were $123.2 million and $11.1 million, respectively. We did not incur a gain or loss from discontinued operations for the six months ended June 30, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months	Six months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2017	June 30, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	709.1	188.3	520.8	276.7%
Northern Appalachia	194.0	283.7	(89.7)	(31.6%)
Rhino Western	419.7	467.0	(47.3)	(10.1%)
Illinois Basin	697.8	649.2	48.6	7.5%
Total *	2,020.6	1,588.2	432.4	27.2%

* Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 2.0 million tons of coal for the six months ended June 30, 2017, which was a 27.2% increase compared to the six months ended June 30, 2016. The increase in tons sold year-to-year was primarily due to higher sales from our Central Appalachia segment due to an increase in demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment increased by approximately 276.7% to approximately 0.7 million tons for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to an increase in met and steam coal tons sold in the six months ended June 30, 2017 compared to 2016 due to increased market demand for met and steam coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 31.6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as we experienced a decrease in tons sold from our Northern Appalachia segment due to weak demand for coal in this region. Coal sales from our Rhino Western segment decreased by approximately 10.1% for the six months ended June 30, 2017 compared to the same period in 2016 due to losing approximately two weeks of production during the first quarter of 2017 resulting from maintenance issues at our Castle Valley operation. The maintenance issues have been corrected, production has resumed to previous levels and we believe Castle Valley will ship additional tons in the remainder of 2017 to make up for the lower tons sold in the first three months of the year. For our Illinois Basin segment, tons of coal sold increased by approximately 7.5% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2017	June 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$48.9	$11.2	$37.7	338.1%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	-	0.1	10.7%
Total revenues	$49.0	$11.2	$37.8	335.8%
Coal revenues per ton*	$68.96	$59.29	$9.67	16.3%
Northern Appalachia
Coal revenues	$7.1	$15.9	$(8.8)	(55.1%)
Freight and handling revenues	0.3	1.2	(0.9)	(73.8%)
Other revenues	3.2	3.6	(0.4)	(12.9%)
Total revenues	$10.6	$20.7	$(10.1)	(48.8%)
Coal revenues per ton*	$36.71	$55.95	$(19.24)	(34.4%)
Rhino Western
Coal revenues	$16.1	$17.9	$(1.8)	(10.4%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$16.1	$17.9	$(1.8)	(10.4%)
Coal revenues per ton*	$38.26	$38.37	$(0.11)	(0.3%)
Illinois Basin
Coal revenues	$34.4	$30.9	$3.5	11.6%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$34.4	$30.9	$3.5	11.6%
Coal revenues per ton*	$49.31	$47.49	$1.82	3.8%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	-	0.2	(0.2)	(94.5%)
Total revenues	$-	$0.2	$(0.2)	(94.5%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$106.5	$75.9	$30.6	40.5%
Freight and handling revenues	0.3	1.2	(0.9)	(73.8%)
Other revenues	3.3	3.8	(0.5)	(17.0%)
Total revenues	$110.1	$80.9	$29.2	36.0%
Coal revenues per ton*	$52.70	$47.72	$4.98	10.4%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the six months ended June 30, 2017 increased by approximately $30.6 million, or 40.5%, to approximately $106.5 million from approximately $75.9 million for the six months ended June 30, 2016. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the current period. Coal revenues per ton was $52.70 for the six months ended June 30, 2017, an increase of $4.98, or 10.4%, from $47.72 per ton for the six months ended June 30, 2016. This increase in coal revenues per ton was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $37.7 million, or 338.1%, to approximately $48.9 million for the six months ended June 30, 2017 from approximately $11.2 million for the six months ended June 30, 2016. This increase was primarily due to the increase in coal prices and demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $9.67, or 16.3%, to $68.96 per ton for the six months ended June 30, 2017 as compared to $59.29 for the six months ended June 30, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $7.1 million for the six months ended June 30, 2017, a decrease of approximately $8.8 million, or 55.1%, from approximately $15.9 million for the six months ended June 30, 2016. This decrease was primarily due to a decrease in tons sold from our Northern Appalachia segment due to weak market demand in the region. Coal revenues per ton for our Northern Appalachia segment decreased by $19.24, or 34.4%, to $36.71 per ton for the six months ended June 30, 2017 as compared to $55.95 per ton for the six months ended June 30, 2016. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased by approximately $1.8 million, or 10.4%, to approximately $16.1 million for the six months ended June 30, 2017 from approximately $17.9 million for the six months ended June 30, 2016, primarily due to a decrease in tons sold resulting from the maintenance issues at our Castle Valley operation in the first quarter of 2017. Coal revenues per ton for our Rhino Western segment remained relatively flat at $38.26 for the six months ended June 30, 2017, compared to $38.37 for the six months ended June 30, 2016.

For our Illinois Basin segment, coal revenues of approximately $34.4 million for the six months ended June 30, 2017 increased by approximately $3.5 million, or 11.6%, compared to $30.9 million for the six months ended June 30, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $49.31 for the six months ended June 30, 2017, an increase of $1.82, or 3.8%, from $47.49 for the six months ended June 30, 2016. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category remained relatively flat for the six months ended June 30, 2017 as compared to the same period in 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Six months ended June 30, 2017	Six months ended June 30, 2016	Increase (Decrease) %*
Met coal tons sold	378.4	47.0	705.4%
Steam coal tons sold	330.7	141.3	134.1%
Total tons sold	709.1	188.3	276.7%

Met coal revenue	$31,846	$3,899	716.8%
Steam coal revenue	$17,055	$7,263	134.8%
Total coal revenue	$48,901	$11,162	338.1%

Met coal revenues per ton	$84.16	$82.99	1.4%
Steam coal revenues per ton	$51.57	$51.41	0.3%
Total coal revenues per ton	$68.96	$59.29	16.3%

Met coal tons produced	352.7	57.7	511.5%
Steam coal tons produced	378.0	138.7	172.6%
Total tons produced	730.7	196.4	272.1%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2017	June 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$38.8	$12.9	$25.9	200.2%
Freight and handling costs	0.6	-	0.6	n/a
Depreciation, depletion and amortization	3.9	3.3	0.6	18.5%
Selling, general and administrative	0.1	-	0.1	158.7%
Cost of operations per ton*	$54.77	$68.72	$(13.95)	(20.3%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$11.6	$10.7	$0.9	8.4%
Freight and handling costs	0.4	1.1	(0.7)	(62.2%)
Depreciation, depletion and amortization	0.9	1.8	(0.9)	(48.1%)
Selling, general and administrative	0.1	0.1	-	(11.0%)
Cost of operations per ton*	$59.76	$37.70	$22.06	58.5%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.4	$14.5	$(1.1)	(7.8%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.3	2.8	(0.5)	(17.7%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$31.92	$31.13	$0.79	2.6%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$28.7	$26.5	$2.2	8.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.0	3.7	0.3	7.4%
Selling, general and administrative	0.1	0.1	-	(2.1%)
Cost of operations per ton*	$41.19	$40.79	$0.40	1.0%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.9)	$(1.8)	$0.9	(46.1%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.2	0.3	(0.1)	(29.5%)
Selling, general and administrative	5.5	7.7	(2.2)	(28.9%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$91.6	$62.8	$28.8	45.7%
Freight and handling costs	1.0	1.1	(0.1)	(6.5%)
Depreciation, depletion and amortization	11.3	11.9	(0.6)	(4.6%)
Selling, general and administrative	5.8	7.9	(2.1)	(27.2%)
Cost of operations per ton*	$45.34	$39.58	$5.76	14.6%

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

Cost of Operations. Total cost of operations was $91.6 million for the six months ended June 30, 2017 as compared to $62.8 million for the six months ended June 30, 2016. Our cost of operations per ton was $45.34 for the six months ended June 30, 2017, an increase of $5.76, or 14.6%, from the six months ended June 30, 2016. Total cost of operations increased primarily due to higher costs in Central Appalachia due to an increase in production in as we increased production in the region during the six months ended June 30, 2017.

Our cost of operations for the Central Appalachia segment increased by $25.9 million, or 200.2%, to $38.8 million for the six months ended June 30, 2017 from $12.9 million for the six months ended June 30, 2016. Total cost of operations increased year-to-year as we increased production in our Central Appalachia segment in response to increased demand for met and steam coal from this region. Our cost of operations per ton of $54.77 for the six months ended June 30, 2017 was a decrease of 20.3% compared to $68.72 per ton for the six months ended June 30, 2016. We increased sales during the current period due to increased met and steam coal demand that resulted in lower cost of operations per ton compared to the prior period.

In our Northern Appalachia segment, our cost of operations increased by $0.9 million, or 8.4%, to $11.6 million for the six months ended June 30, 2017 from $10.7 million for the six months ended June 30, 2016. Our cost of operations per ton was $59.76 for the six months ended June 30, 2017, an increase of $22.06, or 58.5%, compared to $37.70 for the six months ended June 30, 2016. The cost of operations for the six months ended June 30, 2016 was decreased by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period. The increase in the cost of operations per ton was primarily due to fixed operating costs being allocated to lower sales tons at our Northern Appalachia segment during the six months ended June 30, 2017.

Our cost of operations for the Rhino Western segment decreased by $1.1 million, or 7.8%, to $13.4 million for the six months ended June 30, 2017 from $14.5 million for the six months ended June 30, 2016. Our cost of operations per ton was $31.92 for the six months ended June 30, 2017, an increase of $0.79, or 2.6%, compared to $31.13 for the six months ended June 30, 2016. Total cost of operations per ton increased for the six months ended June 30, 2017 compared to the same period in 2016 due to fixed operating costs being allocated to lower sales tons at our Castle Valley operation resulting from the maintenance issues previously discussed.

Cost of operations in our Illinois Basin segment was $28.7 million while cost of operations per ton was $41.19 for the six months ended June 30, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the six months ended June 30, 2016, cost of operations in our Illinois Basin segment was $26.5 million and cost of operations per ton was $40.79. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton remained relatively flat.

Freight and Handling. Total freight and handling cost was relatively flat at $1.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2017 was $11.3 million as compared to $11.9 million for the six months ended June 30, 2016.

For the six months ended June 30, 2017, our depreciation cost decreased to $8.8 million compared to $10.3 million for the six months ended June 30, 2016. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment in the current period compared to the prior year as we disposed of excess equipment in this region.

For the six months ended June 30, 2017, our depletion cost was flat at $0.8 million compared to the six months ended June 30, 2016.

For the six months ended June 30, 2017, our amortization cost increased to $1.7 million compared to $0.8 million for the six months ended June 30, 2016. The increase is a result of increased production in our Central Appalachia segment during the six months ended June 30, 2017 compared to the same period in 2016.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the six months ended June 30, 2017 decreased to $5.8 million as compared to $7.9 million for the six months ended June 30, 2016. This decrease was primarily attributable to lower corporate overhead expenses for the six months ended June 30, 2017 compared to the prior period.

Interest Expense. Interest expense for the six months ended June 30, 2017 decreased to $2.1 million as compared to $3.3 million for the six months ended June 30, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement.”

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2017	June 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$5.6	$(5.3)	$10.9
Northern Appalachia	(2.4)	7.0	(9.4)
Rhino Western	0.2	0.5	(0.3)
Illinois Basin	1.6	0.5	1.1
Other	(6.7)	(8.5)	1.8
Total	$(1.7)	$(5.8)	$4.1

For the six months ended June 30, 2017, total net loss from continuing operations was approximately $1.7 million compared to net loss from continuing operations of approximately $5.8 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, our net loss from continuing operations was positively impacted by increased production and sales from our Central Appalachia operations compared to the prior period. For the six months ended June 30, 2016, our total net loss from continuing operations was impacted by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period.

For our Central Appalachia segment, net income from continuing operations was approximately $5.6 million for the six months ended June 30, 2017, a $10.9 million increase in net income from continuing operations as compared to the six months ended June 30, 2016, which was primarily related to the increase in sales at our Central Appalachia operation.

Net loss from continuing operations in our Northern Appalachia segment was $2.4 million for the six months ended June 30, 2017 compared to net income of $7.0 million for the same period in 2016. The decrease in net income from continuing operations for the six months ended June 30, 2017 was primarily due to decreased coal sales in our Northern Appalachia segment. The net income from continuing operations for the six months ended June 30, 2016 was positively impacted by the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Net income from continuing operations in our Rhino Western segment was $0.2 million for the six months ended June 30, 2017, compared to net income from continuing operations of $0.5 million for the six months ended June 30, 2016. This decrease in net income from continuing operations was primarily the result of lower production and sales at our Castle Valley operation during the six months ended June 30, 2017 compared to 2016 due to the maintenance issues discussed earlier.

For our Illinois Basin segment, we generated net income from continuing operations of $1.6 million for the six months ended June 30, 2017, which was an improvement of $1.1 million compared to the six months ended June 30, 2016. This increase in net income from continuing operations was primarily the result of increased coal sales at our Pennyrile mining complex.

For the Other category, we had a net loss from continuing operations of $6.7 million for the six months ended June 30, 2017 as compared to a net loss from continuing operations of $8.5 million for the six months ended June 30, 2016. This decrease in results period over period was primarily attributable to lower corporate overhead charges.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2017	June 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$9.6	$(1.6)	$11.2
Northern Appalachia	(1.4)	8.9	(10.3)
Rhino Western	2.5	3.4	(0.9)
Illinois Basin	5.6	4.4	1.2
Other	(4.6)	(5.8)	1.2
Total	$11.7	$9.3	$2.4

Adjusted EBITDA from continuing operations increased to $11.7 million for the six months ended June 30, 2017 from $9.3 million for the six months ended June 30, 2016. Adjusted EBITDA from continuing operations increased period over period primarily due to the decrease in net loss during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in net loss from continuing operations was primarily due to the increase in coal sales revenue at our Central Appalachia operation. Adjusted EBITDA for the six months ended June 30, 2016 was positively impacted by the $3.9 million prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Adjusted EBITDA for the six months ended June 30, 2016 was $11.1 million, respectively, once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the six months ended June 30, 2017. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$3.3	$(1.6)	$0.7	$1.0	$(3.1)	$0.3
Plus:
DD&A	2.0	0.4	1.2	1.9	0.1	5.6
Interest expense	-	-	-	-	1.0	1.0
EBITDA from continuing operations†	$5.3	$(1.2)	$1.9	$2.9	$(2.0)	$6.9
Adjusted EBITDA from continuing operations†	5.3	(1.2)	1.9	2.9	(2.0)	6.9
Adjusted EBITDA †	$5.3	$(1.2)	$1.9	$2.9	$(2.0)	$6.9

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2016	Appalachia	Appalachia	Western	Basin	Other*	Total*
	(in millions)
Net income/(loss) from continuing operations	$(2.3)	$2.3	$0.5	$0.2	$(4.4)	$(3.7)
Plus:
DD&A	1.6	0.8	1.4	1.9	0.1	5.8
Interest expense	0.2	0.1	-	0.1	1.3	1.7
EBITDA from continuing operations†	$(0.5)	$3.2	$1.9	$2.2	$(2.9)	$3.9
Adjusted EBITDA from continuing operations†	(0.5)	3.2	1.9	2.2	(2.9)	3.9
EBITDA from discontinued operations	0.6	-	-	-	-	0.6
Adjusted EBITDA	$0.1	$3.2	$1.9	$2.2	$(2.9)	$4.5

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2017	Appalachia *	Appalachia	Western	Basin	Other*	Total*
	(in millions)
Net income/(loss) from continuing operations*	$5.6	$(2.4)	$0.2	$1.6	$(6.8)	$(1.7)
Plus:
DD&A	3.9	0.9	2.3	4.0	0.2	11.3
Interest expense	-	-	-	-	2.1	2.1
EBITDA from continuing operations†	$9.6	$(1.4)	$2.5	$5.6	$(4.6)	$11.7
Adjusted EBITDA from continuing operations†	9.6	(1.4)	2.5	5.6	(4.6)	11.7
Adjusted EBITDA †	$9.6	$(1.4)	$2.5	$5.6	$(4.6)	$11.7

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2016	Appalachia	Appalachia*	Western	Basin*	Other*	Total*
	(in millions)
Net income/(loss) from continuing operations	$(5.3)	$7.0	$0.5	$0.5	$(8.5)	$(5.8)
Plus:
DD&A	3.3	1.8	2.8	3.7	0.3	11.9
Interest expense	0.4	0.2	0.1	0.1	2.5	3.3
EBITDA from continuing operations†	$(1.6)	$8.9	$3.4	$4.4	$(5.8)	$9.3
Adjusted EBITDA from continuing operations†	(1.6)	8.9	3.4	4.4	(5.8)	9.3
EBITDA from discontinued operations	1.8	-	-	-	-	1.8
Adjusted EBITDA †	$0.2	$8.9	$3.4	$4.4	$(5.8)	$11.1

*	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Net cash provided by operating activities	$6.0	$5.3	$7.3	$4.1
Plus:
Increase in net operating assets	1.4	-	4.9	1.0
Gain on sale of assets	-	0.1	-	0.3
Amortization of deferred revenue	-	0.6	-	0.7
Amortization of actuarial gain	-	-	-	4.8
Interest expense	1.0	1.7	2.1	3.3
Equity in net income of unconsolidated affiliate	0.1	-	0.1	-
Less:
Decrease in net operating assets	-	1.4	-	-
Amortization of advance royalties	0.3	0.3	0.6	0.6
Amortization of debt issuance costs	0.4	0.4	0.7	1.0
Loss on retirement of advanced royalties	-	-	0.1	0.1
Loss on sale of assets	0.1	-	0.1	-
Provision for doubtful accounts	-	0.1	-	0.1
Equity-based compensation	0.3	0.5	0.3	0.5
Accretion on asset retirement obligations	0.5	0.4	0.9	0.7
Equity in net loss of unconsolidated affiliates	-	0.1	-	0.1
EBITDA†	$6.9	$4.5	$11.7	$11.1
Adjusted EBITDA†	6.9	4.5	11.7	11.1
Less: EBITDA from discontinued operations	-	0.6	-	1.8
Adjusted EBITDA from continuing operations †	$6.9	$3.9	$11.7	$9.3

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

Our principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of June 30, 2017, our available liquidity was $8.0 million, including cash on hand of $0.1 million and $7.9 million available under our credit facility. On May 13, 2016, we entered into a Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. In December 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read — “Amended and Restated Credit Agreement.”

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

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability at June 30, 2017 of $12.3 million should be classified as a current liability on our unaudited condensed consolidated statements of financial position and the $10.0 million outstanding balance at December 31, 2016 as well. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our amended and restated credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility.

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

Cash Flows (Consolidated Basis)

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2017 as compared to cash provided by operating activities of $2.7 million for the six months ended June 30, 2016. This increase in cash provided by operating activities for the six months ended June 30, 2017 was primarily the result of the increase in production and sales in our Central Appalachia segment for the six months ended June 30, 2017 as compared to 2016 due to increased met coal demand from this region.

Net cash used for investing activities was $7.0 million for the six months ended June 30, 2017 as compared to cash used for investing activities of $5.6 million for the six months ended June 30, 2016. Net cash used in investing activities for the six months ended June 30, 2017 was primarily related to capital expenditures necessary for maintaining our mining operations. Net cash used for investing activities for the six months ended June 30, 2016 was significantly impacted by non-recurring payments by the Company totaling $4.5 million to a third-party to acquire a majority interest in Rhino during the period.

Net cash provided by financing activities for the six months ended June 30, 2017 was $2.3 million, which was primarily attributable to net borrowings on Rhino’s revolving credit facility and a $2.5 million loan entered into by Royal during this period. Net cash used in financing activities for the six months ended June 30, 2016 was $3.9 million, which was attributable to net repayments on Rhino’s revolving credit facility partially offset by $2.2 million in proceeds from convertible debt issued by Royal during this period.

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

Actual maintenance capital expenditures for the six months ended June 30, 2017 were approximately $5.8 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2017 were approximately $4.8 million and primarily related to purchases of additional equipment to be used to expand our met coal production capacity in Central Appalachia.

Amended and Restated Credit Agreement

On July 29, 2011, we executed the Amended and Restated Credit Agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Amended and Restated Credit Agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $46.3 million as of June 30, 2017. The amount available for letters of credit was unchanged from these amendments.

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

The Fifth Amendment required that on or before March 31, 2017, we solicit bids for the potential sale of certain non-core assets, satisfactory to the administrative agent, and provided the administrative agent, and any other lender upon its request, with a description of the solicitation process, interested parties and any potential bids. The Fifth Amendment limits any payments by us to our general partner to: (i) the usual and customary payroll and benefits of the our management team so long as our management team remains employees of our general partner, (2) the usual and customary board fees of our general partner, and (3) the usual and customary general and administrative costs and expenses of our general partner incurred in connection with the operation of its business in an amount not to exceed $0.3 million per fiscal year. The Fifth Amendment limits asset sales to a maximum of $5.0 million unless we receive consent from the lenders. The Fifth Amendment removes the $5.0 million minimum liquidity requirement and requires us to have any deposit, securities or investment accounts with a member of the lending group.

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

On June 9, 2017, we entered into a ninth amendment (the “Ninth Amendment”) of our amended and restated credit agreement that permitted outstanding letters of credit to be replaced with different counterparties without affecting the revolving credit commitments under the credit agreement. The Ninth Amendment also permits certain lease and sale leaseback transactions under the credit agreement that do not affect the revolving credit commitments under the credit agreement for asset dispositions and also do into factor in the calculation of the maximum capital expenditures allowed under the credit agreement.

As of and for the twelve months ended June 30, 2017, we are in compliance with respect to all covenants contained in the credit agreement.

At June 30, 2017, the Operating Company had borrowings outstanding (excluding letters of credit) of $12.3 million at a variable interest rate of PRIME plus 3.50% (7.75% at June 30, 2017). In addition, the Operating Company had outstanding letters of credit of approximately $26.1 million at a fixed interest rate of 5.00% at June 30, 2017. Based upon a maximum borrowing capacity of 3.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $7.9 million at June 30, 2017. During the three months ended June 30, 2017, we had average borrowings outstanding of approximately $12.9 million under our credit agreement.

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

As of June 30, 2017, we had $26.1 million in letters of credit outstanding, of which $20.7 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and estimates as of June 30, 2017.

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

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts. As of June 30, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017Q3-Q4	1,884	15
2018	1,001	5
2019	300	1

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

A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss by $0.1 million for the three months ended June 30, 2017 and would have decreased net income by $0.2 million for the six months ended June 30, 2017. A hypothetical increase of 10% in steel prices would have increased net loss by $0.3 million for the three months ended June 30, 2017 and would have decreased net income by $0.5 million for the six months ended June 30, 2017. A hypothetical increase of 10% in explosives prices would have increased net loss by $0.1 million for the three months ended June 30, 2017 and would have reduced net income by $0.2 million for the six months ended June 30, 2017.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $25,000 for the three months ended June 30, 2017 and would have reduced net income by $50,000 for the six months ended June 30, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective.

(b) Changes in Internal Controls

We have made no change in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in our Form 10-K for the year ended December 31, 2016, we disclosed that our internal control over financial reporting was not effective in the following areas:

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

We are evaluating various plans to restructure our financial closing process, including engaging additional personnel experienced in financial reporting and evaluating the time commitment and responsibilities of those currently assigned such responsibilities. Although we have begun the process of establishing the necessary controls and procedures, these changes have not yet been fully implemented at June 30, 2017.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities.

None.

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2017 is included in Exhibit 95.1 to this report.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits

Exhibit No.	Description

10.1*	Ninth Amendment to Amended and Restated Credit Agreement, dated June 9, 2017 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto

31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosure

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 14, 2017	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO, Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
CFO, Principal Financial Officer

