Form 10-Q
period 2017-09-30
Royal Energy Resources, Inc.
filed 2017-11-14
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,079,293 shares of common stock issued and outstanding as of November 8, 2017.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,416	$86
Accounts receivable, less allowance for bad debts of $0 as of September 30, 2017 and December 31, 2016	18,467	13,893
Inventories	11,334	8,050
Advance royalties, current portion	653	898
Investment in available for sale securities	9,590	3,532
Prepaid expenses and other	4,653	4,929
Total current assets	46,113	31,388
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	247,789	69,684
Less accumulated depreciation, depletion and amortization	(41,030)	(4,572)
Net property, plant and equipment	206,759	65,112
Advance royalties, net of current portion	7,847	7,652
Investment in unconsolidated affiliates	130	5,121
Intangible purchase option	21,750	21,750
Goodwill	-	7,594
Intangible assets, less accumulated amortization of $101 and $67, respectively	-	34
Other non-current assets	27,694	27,591
TOTAL	$310,293	$166,242
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	11,954	10,447
Accrued expenses and other	12,435	11,405
Accrued preferred distributions	4,118	-
Notes payable-related party	504	504
Current portion of long-term debt	9,940	12,040
Current portion of asset retirement obligations	917	917
Related party advance and accrued interest payable	42	71
Total current liabilities	39,910	35,384
NON-CURRENT LIABILITIES:
Deferred tax liability	43,396	-
Long-term debt, net of current portion	2,500	-
Asset retirement obligations, net of current portion	20,497	26,503
Other non-current liabilities	40,319	39,073
Total non-current liabilities	106,712	65,576
Total liabilities	146,622	100,960
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ EQUITY
Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at September 30, 2017 and authorized 10,000,000 shares; 51,000 issued and outstanding at December 31, 2016.
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,079,293 shares issued and outstanding at September 30, 2017 and authorized 500,000,000; 17,212,278 shares issued and outstanding at December 31, 2016.	1	1
Additional paid-in capital	46,861	47,295
Stock subscription receivable	-	(213)
Accumulated other comprehensive income	1,440	874
Treasury Stock	(4,126)	-
Retained earnings (accumulated deficit)	90,415	(20,579)
Total stockholders’ equity owned by common shareholders	134,591	27,378
Non-controlling interest	29,080	37,904
Total stockholders’ equity owned by common shareholders	163,671	65,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$310,293	$166,242

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
REVENUES:
Coal sales	$56,460	$40,992	$162,951	$86,675
Freight and handling revenues	220	424	537	1,106
Other revenues	1,666	1,999	4,944	3,406
Total revenues	58,346	43,415	168,432	91,187
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46,376	35,249	137,898	72,648
Freight and handling costs	1,518	385	2,516	988
Depreciation, depletion and amortization	6,954	1,639	37,071	3,029
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,133	4,717	9,804	11,520
Loss on sale/disposal of assets—net	(45)	(100)	25	(125)
Total costs and expenses	57,936	41,890	187,314	88,060
INCOME/(LOSS) FROM OPERATIONS	410	1,525	(18,882)	3,127
INTEREST AND OTHER INCOME/(EXPENSE):
Interest income
Other	86	(54)	87	(17)
Related party	-	2	0	5
Interest expense
Other	(1,079)	(1,958)	(3,307)	(4,054)
Related Party	(89)	(3)	(95)	(9)
Gain on extinguishment of debt	-	1,663	-	1,663
Equity in net (loss)/income of unconsolidated affiliates	-	(27)	35	(92)
Gain on bargain purchase	-	-	171,151	-
Total interest and other (expense)/income	(1,082)	(377)	167,871	(2,504)
NET (LOSS)/INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(672)	1,148	148,989	623
INCOME TAXES	(635)	-	43,396	-
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(37)	1,148	105,593	623
DISCONTINUED OPERATIONS (NOTE 4)
(Loss)/Income from discontinued operations	-	(70)	-	650
NET (LOSS)/INCOME BEFORE NON-CONTROLLING INTEREST	(37)	1,078	105,593	1,273
Less net (loss)/income attributable to non-controlling interest	(15)	166	(9,288)	196
NET (LOSS)/INCOME ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	(22)	912	114,881	1,077
Other comprehensive income:
Fair market value adjustment for available-for-sale investment	(990)	-	1,030	-
Less comprehensive income attributable to non-controlling interest	(451)	-	464	-
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(561)	$912	$115,447	$1,077

Net (loss)/income per share, basic and diluted
Continuing operations	$(0.00)	$0.06	$6.63	$0.03
Discontinued operations	-	(0.00)	-	0.04
	$(0.00)	$0.05	$6.63	$0.07

Weighted average shares outstanding, basic and diluted	17,725,230	16,699,036	17,325,596	15,624,438

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,593	$1,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,071	3,754
Accretion on asset retirement obligations	1,255	760
Amortization of deferred revenue	-	(1,174)
Amortization of advance royalties	876	554
Amortization of debt issuance costs	1,098	1,413
Amortization of actuarial gain		(1)
Loss on retirement of advance royalties	136	31
(Gain) on sale/disposal of assets—net	25	(125)
(Gain) on bargain purchase	(171,151)	-
Loss on impairment of asset	-	2,000
Equity in net loss of unconsolidated affiliates	(36)	53
Equity-based compensation	260	489
Value of common shares issued for services	250	-
Accrued interest income-related party	-	5
Accrued interest expense-related party	9	9
Changes in assets and liabilities:
Accounts receivable	(4,820)	(2,202)
Inventories	(3,284)	(3,366)
Advance royalties	(962)	(682)
Prepaid expenses and other assets	(1,784)	(829)
Accounts payable	1,211	332
Accounts payable-related party	-	9
Accrued expenses and other liabilities	2,916	960
Deferred income taxes	43,396	-
Asset retirement obligations	(34)	(91)
Net cash provided by operating activities	12,025	3,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	-	(4,500)
Investment in Blaze Mining royalty	-	150
Note receivable-related party	-	(9)
Cash acquired in acquisitions	-	619
Sale of Rhino preferred and common units	2,300	-
Proceeds from sale of Elk Horn	890	10,650
Additions to property, plant, and equipment	(14,306)	(3,385)
Proceeds from sales of property, plant, and equipment	404	7
Net cash (used in)/provided by investing activities	(10,712)	3,532
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	98,350	80,150
Repayments on line of credit	(98,450)	(91,300)
Payments on debt issuance costs	(227)	(1,148)
Proceeds from related party loans	85	50
NP Rhino converted to Royal Shares	-	-
Repayments on loan	-	55
Repayments of loans from related party	(2,000)	-
Gain on extinguishment of debt	-	(1,663)
Restricted cash from Royal	-	(2,000)
Proceeds from issuance of common stock	120	1,183
Repayment of notes payable and long-term debt	-	(1,210)
Proceeds from loan -Cedarview	2,150	-
Proceeds from issuance of convertible notes	-	2,150
Net cash provided by/(used in) financing activities	28	(13,733)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,341	(7,029)
CASH AND CASH EQUIVALENTS—Beginning of period	75	7,104
CASH AND CASH EQUIVALENTS—End of period	$1,416	$75

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

1	BASIS OF PRESENTATION, ORGANIZATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company,” “Royal,”) and its wholly owned subsidiaries Rhino GP LLC (“Rhino GP” or (“General Partner”), Blaze Minerals, LLC (“Blaze”), a West Virginia limited liability company, and Blue Grove Coal, LLC (“Blue Grove”), a West Virginia limited liability company (transferred to previous owners on July 1, 2017), and its majority owned subsidiary Rhino Resource Partners, LP (“Rhino” or the “Partnership”)(OTCQB:RHNO), a Delaware limited partnership. Rhino GP is the General Partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2017, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2016 filed with the SEC on April 3, 2017.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

On March 21, 2016, Royal and the Partnership entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 6,000,000 common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to Rhino in the amount of $7.0 million (the “Rhino Promissory Note”). The promissory note was payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On December 30, 2016, the Partnership modified the Rhino Promissory Note with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018 and to provide that it would be convertible into shares of Royal common stock at Royal’s election. On September 1, 2017, Royal elected to convert the Rhino Promissory Note to shares of Royal common stock. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

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

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of our General Partner was amended (“GP Amendment”). Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of the General Partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director. Rhino Holdings has the right to appoint two members to the board of directors of the General Partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of the General Partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of the General Partner, as amended, will be further amended to provide that Royal and Rhino Holdings will each have the ability to appoint three directors and that the remaining director will be the chief executive officer of the General Partner unless agreed otherwise.

On October 31, 2017, Armstrong Energy and its subsidiaries filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy will file a detailed restructuring plan as part of the Chapter 11 proceedings. The Partnership is evaluating the Armstrong Energy Chapter 11 filing and any effect it may have on the Option Agreement. See Note 7 for further information on the Partnership’s assessment of the Call Option.

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

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, the Partnership and Royal entered into a letter agreement whereby they extended the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Rhino Promissory Note and the Weston Promissory Note into shares of Royal common stock. Royal issued 914,797 shares of its common stock to Rhino at a conversion price of $4.51 per share. See Note 12 for further discussion.

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

Debt Classification— Rhino evaluated its amended and restated senior secured credit facility at September 30, 2017 to determine whether this debt liability should be classified as a long-term or current liability. As of December 31, 2016, Rhino had met the requirements to extend the maturity date of the credit facility to December 31, 2017. Since the credit facility has an expiration date of December 2017, the Company determined that its credit facility debt liability at September 30, 2017 of $9.9 million, should be classified as a current liability on its unaudited condensed consolidated statements of financial position. The classification of the credit facility balance as a current liability raises substantial doubt of the Rhino’s, and thus the Company’s ability to continue as a going concern for the next twelve months. Rhino is considering alternative financing options that could result in a new long-term credit facility. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). The Partnership accounts for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating income for this investment for the three and nine months ended September 30, 2017 of approximately $0 and $36,000, respectively. The Partnership recorded its proportionate share of the operating (loss) for Sturgeon for the three and nine months ended September 30, 2016 of approximately ($26,000) and ($0.1) million, respectively. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of September 30, 2017, the Partnership owned 568,794 shares of Mammoth Inc.

As of September 30, 2017 and December 31, 2016, the Partnership recorded a fair market value adjustment of $1.0 million and $1.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at September 30, 2017 and December 31, 2016, respectively, which was recorded in Other Comprehensive Income. As of September 30, 2017 and December 31, 2016, the Partnership has recorded its investment in Mammoth Inc. as a short-term asset, which the Partnership has classified as available-for-sale. The Partnership has included its investment in Mammoth and its prior investment in Muskie and Sturgeon in its Other category for segment reporting purposes.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company is evaluating the requirements of this new accounting guidance and currently believes the new guidance will not have a material impact on its financial results when adopted, but will require additional disclosures in its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Company is currently evaluating this guidance and currently believes this new guidance will not have a material impact on its financial results when adopted, but will require additional assets and liabilities to be recognized for certain agreements where the Company has the rights to use assets.

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

At September 30, 2017, the Company’s investment in Rhino consists of $11,250,213 in cash. The acquisition was completed in three steps as described in Note 1. The fair value of Rhino’s property, plant and equipment was determined by an independent, third-party appraiser that completed their report during the first quarter of 2017. The fair value of the Partnership’s coal properties were based on observable inputs from market transactions that closely related to the nature of Rhino’s coal properties. The asset retirement obligations of the Partnership were adjusted to fair value based upon current risk adjusted discount rates. The original provisional assets and liabilities were adjusted as of March 31, 2017 within the one year measurement period. The total income statement impact of these adjustments was recognized during the three months ended March 31, 2017. The table below reflects the value the assets acquired and the liabilities assumed for the acquisition of Rhino.

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

Operating results for Rhino for the three and nine months ended September 30, 2017 and 2016 are as follows.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues	$58,346	$43,415	$168,432	$124,358

Comprehensive income (loss)	682	(3,785)	963	(126,960)

Net loss per unit, basic and fully diluted	$-	$(0.41)	$0.29	$(20.43)

The first quarter’s remeasurement of the acquired net assets of Rhino resulted in the recognition of a deferred income tax liability of $55,529 as of the acquisition date. The recognition of this deferred tax liability has been included in the first quarter’s provision for income taxes. The recognition of the deferred tax liability also reflects future taxable income through the reversals of temporary differences; therefore, the first quarter’s tax provision also includes the reversal of a valuation allowance of $7,415 which had been applied to deferred tax assets at December 31, 2016. The remaining components of the provision consists of the deferred tax effects arising from other net income and expense items for the period, including the effects of acquisition remeasurements recognized in the first quarter. The Company had a reduction in income tax expense in the three months ended September 30, 2017.

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

Blue Grove Coal, LLC (“Blue Grove”).

On June 10, 2015, the Company entered into a Securities Purchase Agreement (the “Blue Grove Agreement”) under which it acquired all of the membership interests in Blue Grove Coal, LLC (“Blue Grove”) from Ian Ganzer and Gary Ganzer (the “Ganzers”) for 350,000 shares of common stock. The Blue Grove Amendment was amended on December 23, 2015 to reduce the purchase price for Blue Grove to 10,000 shares of common stock. Blue Grove was the operator of a surface coal mine owned by G.S. Energy, LLC, a company also owned by the Ganzers, but ceased operations in the third quarter of 2015 when the buyer of coal from the mine filed for bankruptcy. On July 1, 2017, the Company entered into a Call Option Agreement with the Ganzers, under which the Company exercised its right to put its membership interests in Blue Grove to the Ganzers. Under the agreement, the Company conveyed all of the its ownership in Blue Grove to the Ganzers, and the Ganzers returned 10,000 shares of the Company’s common stock which they had received on consideration for the Blue Grove membership interests. Under the Call Option Agreement, the Ganzers agreed to release the Company from any liability, and to indemnify and hold the Company harmless against any liability arising out of its relationship with Blue Grove. Under the Call Option Agreement, Ian Ganzer also released the Company of any liability under his employment agreement with the Company, although Mr. Ganzer was allowed to retain 15,998 shares of common stock issued to him as a signing bonus under his employment agreement, which had vested as of the date of his resignation in September 2016.

4.	DISCONTINUED OPERATIONS

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration was paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Company’s unaudited condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2016.

Major components of net income from discontinued operations for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Major line items constituting (loss)/income from discontinued operations for the Elk Horn disposal:
Other revenues	$-	$442	$-	$1,707
Total revenues	-	442		1,707

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	345	-	650
Depreciation, depletion and amortization	-	86	-	237
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	78	-	161
Interest expense and other	-	3	-	9
Total costs and expenses	-	512	-	1,057
(Loss)/Income from discontinued operations before income taxes for the Elk Horn disposal	-	(70)	-	650
Income taxes	-	-	-	-
Net (loss)/ income from discontinued operations	$-	$(70)	$-	$650

5	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Other prepaid expenses	$1,731	$761
Debt issuance costs—net	110	981
Escrow deposit	263	-
Prepaid insurance	1,922	1,432
Prepaid leases	123	77
Supply inventory	504	614
Deposits	-	164
Note receivable-current portion	-	900
Total Prepaid expenses and other	$4,653	$4,929

Debt issuance costs were included in Prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 since Rhino’s credit facility balance was classified as a current liability. See Note 10 for further information on the amendments to Rhino’s amended and restated senior secured credit facility.

As of December 31, 2016, the note receivable balance of $0.9 million related to the $1.5 million of consideration to be paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier. The note receivable was paid in full as of September 30, 2017.

6	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2017 and December 31, 2016 are summarized by major classification as follows:

	Useful Lives	September 30, 2017	December 31, 2016
		(in thousands)

Coal properties, including mining and other equipment	1 - 20 Years	$-	$69,684
Land		10,986	n/a
Mining and other equipment and related facilities	2 - 20 Years	201,792	n/a
Mine development costs	1 - 15 Years	762	n/a
Coal properties	1 - 15 Years	31,141	n/a
Construction work in process		3,108	n/a
Total		247,789	69,684
Less accumulated depreciation, depletion and amortization		(41,030)	(4,572)
Net		$206,759	$65,112

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Depreciation expense-mining and other equipment and related facilities	$6,784	$1,662	$36,219	$3,074
Depletion expense for coal properties and oil and natural gas properties	160	-	878	-
Amortization of mine development costs	10	-	39	-
Amortization expense for intangible assets	-	-	34	-
Amortization expense for asset retirement costs	-	(23)	(99)	(45)
Total depreciation, depletion and amortization	$6,954	$1,639	$37,071	$3,029

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

7	INTANGIBLE AND OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Deposits and other	$343	$218
Non-current receivable	27,157	27,157
Deferred expenses	194	216
Total	$27,694	$27,591

Non-current receivable. The non-current receivable balance of $27.2 million as of September 30, 2017 and December 31, 2016 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.2 million is also included in the accrued workers’ compensation benefits liability balance, which is included in non-current liabilities. The Company presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the results of operations or cash flows.

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

As discussed in Note 1, on October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. The Partnership is evaluating the Chapter 11 petitions filed by Armstrong Energy and the Partnership will further evaluate the detailed restructuring plan when it is submitted by Armstrong Energy to determine what, if any, effect the ultimate outcome of the Chapter 11 proceedings will have on the Call Option. Because of the uncertain facts and circumstances surrounding the current state of the Armstrong Energy Chapter 11 proceedings, which includes the possibility that the Partnership will still exercise the Call Option as outlined in Note 1, the Partnership concluded that the value of the Call Option was not impaired as of September 30, 2017. However, management expects that further information, including the progression of Armstrong’s restructuring plan and bankruptcy proceedings, will become available in the next quarter; such information may have a material effect on the carrying value of the Option Agreement.

8	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Payroll, bonus and vacation expense	$1,786	$1,721
Non income taxes	3,393	2,669
Royalty expenses	2,077	1,617
Accrued interest	601	601
Health claims	803	630
Workers’ compensation & pneumoconiosis	2,450	2,450
Other	1,325	1,717
Total	$12,435	$11,405

9	NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50

Total related party notes payable	$504	$504

The related party notes payable have accrued interest of $31,509 at September 30, 2017 and $22,372 at December 31, 2016. For the three and nine months ended September 30, 2017, the Company expensed $3,046 and $9,137, respectively, in interest from the related party loans.

10	DEBT

Debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$9,940	$10,040
Note payable to Weston Energy dated December 30, 2016; interest at 8% per annum; due January 15, 2017	-	2,000
Note payable to Cedarview Opportunities Master Fund, L.P. dated May 31, 2017; interest at 14% annum; due May 31, 2019	2,500	-
Total	12,440	12,040
Less current portion	(9,940)	(12,040)
Long-term debt	$2,500	$-

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

Senior Secured Credit Facility with PNC Bank, N.A.— On July 29, 2011, the Partnership executed the amended and restated credit agreement (as amended, the “Amended and Restated Credit Agreement”). The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the amended and restated credit agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $44.3 million as of September 30, 2017. The amount available for letters of credit was unchanged from these amendments.

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

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of its amended and restated senior secured credit agreement that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment further reduced the maximum commitment amount allowed under the credit facility by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017 for the additional $1.5 million that was received from the Elk Horn sale.

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

At September 30, 2017, the Partnership had borrowed $9.9 million at a variable interest rate of PRIME plus 3.50% (7.75% at September 30, 2017). In addition, the Partnership had outstanding letters of credit of $26.1 million at a fixed interest rate of 5.00% at September 30, 2017. Based upon a maximum borrowing capacity of 3.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Partnership had not used $8.2 million of the borrowing availability at September 30, 2017. As of September 30, 2017 and December 31, 2016, the Partnership was in compliance with respect to all covenants contained in its credit agreement.

11	ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2017 and the year ended December 31, 2016 are as follows:

	Nine months ended	Year ended
	September 30, 2017	December 31, 2016
	(in thousands)
Balance at beginning of period (including current portion)	$27,420	$-
Acquired	-	28,200
Accretion expense	1,255	1,105
Adjustment resulting from annual recosting and other	-	(1,685)
Adjustments to the liability resulting from final purchase allocation	(7,228)	-
Liabilities settled	(33)	(200)
Balance at end of period	21,414	27,420
Less current portion of asset retirement obligation	(917)	(917)
Long-term portion of asset retirement obligation	$20,497	$26,503

12	STOCKHOLDERS’ EQUITY

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

Conversion of the Weston Promissory Note and the Rhino Promissory Note

On September 1, 2017, Royal elected to convert the Weston Promissory Note of $2.1 million (including accrued interest) and the Rhino Promissory Note of $2.0 million to shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share. Please read “Note 1. Basis of Presentation, Organization and Going Concern – Organization and Nature of Business —Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.” The Company recorded the $4.1 million conversion of the Weston Promissory Note and Rhino Promissory Note as Treasury Stock in the Company’s stockholders’ equity section of the Company’s unaudited condensed consolidated statements of financial position.

13	RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. (See Note 9) The proceeds were used to repay all of Royal’s indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. On June 11, 2015, the Company borrowed an additional $200,000 from E-Starts pursuant to a non-interest bearing demand promissory note. On September 22, 2016, the Company borrowed $50,000 from E-Starts pursuant to a non-bearing demand promissory note. On December 8, 2016, the Company borrowed $50,000 from E-Starts pursuant to a non-interest bearing demand promissory note. On March 3, 2017, the Company borrowed $50,000 from E-Starts pursuant to a non-interest bearing demand promissory note which was repaid by Royal on June 28, 2017. On March 16, 2017, the Company borrowed $25,000 from E-Starts pursuant to a non-interest bearing demand promissory note which was repaid by Royal on June 28, 2017. On April 26, 2017, the Company borrowed $10,000 from E-Starts pursuant to a non-interest bearing promissory note which was repaid by Royal on June 6, 2017. The total amount owed to E-Starts at September 30, 2017 and December 31, 2016 was $503,593, plus accrued interest.

E-Starts, in addition to the promissory notes listed above, advanced money to the Company for use in paying certain obligations of the Company.

The details of the due to related party account are summarized as follows:

	September 30, 2017	December 31, 2016
	(thousands)
Due to E-Starts Money Co
Expense advances	$10	$11
Accrued interest	32	22
	42	33
Due to GS Energy, LLC	-	18
Due to Ian Ganzer	-	10
Due to Gary Ganzer	-	10
	$42	$71

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston Coal, LLC (“Wellston”) for 500,000 shares of the Company’s common stock. The Option Agreement originally terminated on September 1, 2015, but was later extended to December 31, 2016. Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan was evidenced by a Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement, and was secured by a Deed of Trust on the Wellston Property. The Company ultimately loaned Wellston $53,000. Royal’s President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and is the manager of Wellston. On September 13, 2016, Wellston sold its assets to an unrelated third party. As part of the sale, the Company cancelled the Option Agreement and received a royalty of $1 per ton on the first 250,000 tons of coal mined from the property in consideration for a release of its lien on the Wellston Property and the cancellation of its debt from Wellston.

Blue Grove Coal, LLC). On June 10, 2015, the Company acquired Blue Grove in exchange for 350,000 shares of its common stock. Blue Grove was owned 50% by Ian Ganzer, who became our chief operating officer simultaneous with the acquisition, and 50% by Gary Ganzer, Ian Ganzer’s father (the “Members”). Simultaneous with the Company’s acquisition of Blue Grove, Blue Grove entered into an operator agreement with GS Energy, LLC, (“GS Energy”), under which Blue Grove has an exclusive right to mine the coal properties of GS Energy for a two year period. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by the Members. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Management Agreement with GS Energy to Black Oak. In consideration, Black Oak was entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy. Subsequently, the agreement with Black Oak was amended to provide that Black Oak was entitled to 100% of the first $400,000 and 50% of the next $1,000,000, for a maximum of $900,000 of net profits generated by the mining of the coal properties of GS Energy.

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

401(k) Plans— The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and nine months ended September 30, 2017 and 2016 is included in Cost of operations and Selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
401(k) plan expense	$387	$406	$1,107	$1,113

15	EQUITY-BASED COMPENSATION

Stock option plan - The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at September 30, 2017. As of September 30, 2017, there were 114,092 shares issued from the Employee, Consultant and Advisor Stock Compensation Plan. As of September 30, 2017, there are 1,000,000 shares available under the Stock Option Plan and 885,908 shares available under the Employee, Consultant and Advisor Stock Compensation Plan. The shares issued under the Employee, Consultant and Advisor Stock Compensation Plan were expensed at their market value on the date of issuance.

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

16	COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2017, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017-Q4	1,329	14
2018	1,825	6
2019	700	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments— The Partnership has a commitment to purchase approximately 1.0 million gallons of diesel fuel at fixed prices from January 2017 through December 2017 for approximately $2.0 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership had no expense for purchased coal from coal purchase contracts or expense from OTC purchases for the three and nine months ended September 30, 2017 and 2016.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2017 and 2016 are included in Cost of operations in the unaudited condensed consolidated statements of operations for the period owned by the Company were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Lease expense	$726	$1,438	$3,217	$3,517
Royalty expense	$3,636	$2,409	$10,963	$7,350

17	MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30	December 31	Nine months	Nine months
	2017	2016	ended	ended
	Receivable	Receivable	September 30	September 30
	Balance	Balance	2017 Sales	2016 Sales
	(in thousands)
LG&E and KU (PPL)	$1,749	$1,496	$30,971	$31,333
Big Rivers Electric Corporation	1,133	-	18,387	14,045
Integrity Coal Sales	2,125	1,975	18,152	2,532
Dominion Energy	1,826	-	17,148	4,673

18	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at September 30, 2017. The book value of the Company’s secured promissory note is considered to be representative of its fair value as of September 30, 2017 since only a brief time period has elapsed since the note was entered on May 31, 2017.

As of September 30, 2017 and December 31, 2016, the Partnership had a recurring fair value measurement relating to its investment in Mammoth, Inc. As discussed in Note 2, in October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth, Inc. in exchange for 234,300 shares of common stock of Mammoth, Inc. The common stock of Mammoth, Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth, Inc. and received proceeds of approximately $27,000. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth, Inc. As of September 30, 2017, the Partnership owned 568,794 shares of Mammoth, Inc. The Partnership’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

19	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016 excludes approximately $1.3 million and $0.2 million, respectively, of property additions, which are recorded in accounts payable. The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2017 excludes the debt conversion as discussed in Note 12.

20	SEGMENT INFORMATION

The Company produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Company sells primarily to electric utilities in the United States. For the three months ended September 30, 2017, the Company had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

The Company’s other category is comprised of the Company’s ancillary businesses, its remaining oil and natural gas activities and its corporate overhead. The Company has not provided disclosure of total expenditures by segment for long-lived assets, as the Company does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Company’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Company’s chief operating decision maker. For the 2017 reporting period, the Partnership changed its methodology for allocating interest expense to its reportable segments where interest expense is no longer allocated to the reportable segments and is reported in the Other category. All prior periods have been recast to reflect this allocation methodology change.

Reportable segment results of operations for the three months ended September 30, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$27,891	$6,398	$9,080	$14,965	$12	$58,346
DD&A	2,533	508	1,448	2,352	113	6,954
Interest expense *	-	-	-	-	1,168	1,168
Net(loss) from continuing operations	$(321)	$(74)	$(105)	$(172)	$635	$(37)

Reportable segment results of operations for the three months ended September 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization) (Rhino is only included from its date of acquisition of March 17, 2016):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$10,432	$10,974	$7,219	$14,576	$214	$43,415
DD&A	415	196	326	666	36	1,639
Interest expense *	552	59	119	310	921	1,961
Net (loss)/income from continuing operations	$(276)	$2,296	$-	$(505)	$(367)	$1,148

Reportable segment results of operations for the nine months ended September 30, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$76,880	$17,014	$25,141	$49,377	$20	$168,432
DD&A	13,062	2,908	7,632	12,828	641	37,071
Interest expense *	-	-	-	-	3,402	3,402
Net income from continuing operations	$(10,116)	$(2,239)	$(3,308)	$(6,500)	$127,756	$105,593

Reportable segment results of operations for the nine months ended September 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization) (Rhino is only included from its date of acquisition of March 17, 2016):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$15,892	$23,250	$18,434	$33,331	$280	$91,187
DD&A	818	420	678	1,044	69	3,029
Interest expense *	1,404	224	238	596	1,601	4,063
Net (loss)/income from continuing operations	$(349)	$1,246	$(19)	$(150)	$(105)	$623

*For the 2017 reporting period, the Partnership changed its methodology for allocating interest expense to its reportable segments where interest expense is no longer allocated to the reportable segments and is reported in the Other category. All prior periods have been recast to reflect this allocation methodology change.

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

Item 1. Financial Statements (Unaudited)

PART I.—FINANCIAL INFORMATION

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,389	$39
Prepaid expenses and other	264	54
Total current assets	1,653	93
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	11,432	11,432
Less accumulated depreciation, depletion and amortization	-	-
Net property, plant and equipment	11,432	11,432
Investment in Rhino, net	197,714	61,136
Intangible assets, less accumulated amortization of $-0- and $67, respectively	-	34
TOTAL	$210,799	$72,695
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	-	29
Accrued expenses and other	686	769
Note payable-related parties	504	2,504
Note payable-Rhino	-	4,040
Related party advance and accrued interest payable	42	71
Total current liabilities	1,232	7,413
NON-CURRENT LIABILITIES:
Deferred tax liability	43,396	-
Long-term debt, net of current portion	2,500	-
Total non-current liabilities	45,896	-
Total liabilities	47,128	7,413

STOCKHOLDERS’ EQUITY
Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at September 30, 2017 and authorized 10,000,000 shares; 51,000 issued and outstanding at December 31, 2016
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,079,293 shares issued and outstanding at September 30, 2017 and authorized 500,000,000; 18,079,293 shares issued and outstanding at December 31, 2016.	1	1
Additional paid-in capital	46,861	47,295
Stock subscription receivable	-	(213)
Accumulated other comprehensive income	1,440	874
Treasury stock	(4,126)	-
Retained earnings (accumulated deficit)	90,415	(20,579)
Total stockholders’ equity owned by common shareholders	134,591	27,378
Total non-controlling interest	29,080	37,904
Total stockholders’ equity	163,671	65,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,799	$72,695

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
REVENUES:
Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-
COSTS AND EXPENSES:
Depreciation, depletion and amortization	-	17	34	50
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	463	436	1,350	1,488
Total costs and expenses	463	453	1,384	1,538
(LOSS)/INCOME FROM OPERATIONS	(463)	(453)	(1,384)	(1,538)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest income
Other	1	-	1	1
Related party	-	2	-	5
Interest expense
Other	(88)	(54)	(146)	(93)
Related Party	(89)	(3)	(95)	(9)
Gain on bargain purchase	-	-	171,151	-
Equity in net income from Rhino	(33)	1,586	(20,538)	2,907
Total interest and other (expense)/income	(209)	1,531	150,373	2,811
NET (LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(672)	1,078	148,989	1,273
INCOME TAXES	(635)	-	43,396	-
NET (LOSS)/INCOME FROM OPERATIONS	(37)	1,078	105,593	1,273
NET (LOSS/ INCOME BEFORE NON-CONTROLLING INTEREST	(37)	1,078	105,593	1,273
Less net (loss)/income attributable to non-controlling interest	(15)	166	(9,288)	196
NET (LOSS)/INCOME ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$(22)	$912	$114,881	$1,077

Net(loss)/income per share, basic and diluted	$(0.00)	$0.05	$6.63	$0.07

Weighted average shares outstanding, basic and diluted	18,079,293	16,699,036	17,325,596	15,624,438

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,593	$1,273
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	34	50
Bargain purchase gain	(171,151)	-
Equity in net loss of Rhino	20,538	(2,907)
Deferred income taxes	43,396	-
Value of common shares issued for services	250	-
Accrued interest income-related party	-	5
Accrued interest expense-related party	9	9
Changes in assets and liabilities:
Prepaid expenses and other assets	139	56
Accounts payable	(28)	(31)
Accrued expenses and other liabilities	(74)	447
Net cash used in operating activities	(1,294)	(1,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners, LP	-	(11,500)
Investment in Blaze Mining royalty	-	150
Sale of Rhino preferred and common units	2,300	-
Net cash provided by (used in) investing activities	2,300	(11,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	85	5,050
Note payable converted to Royal shares	-	-
Repayments on related party loans	(2,000)	(5,000)
Proceeds from issuance of common stock	120	1,183
Proceeds from issuance of convertible notes	-	2,150
Net proceeds from note payable	2,150	2,000
Net cash provided by financing activities	355	5,383
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	1,361	(7,065)
CASH AND CASH EQUIVALENTS—Beginning of period	28	7,104
CASH AND CASH EQUIVALENTS—End of period	$1,389	$39

22	SUBSEQUENT EVENTS

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. The Partnership is evaluating the Chapter 11 petitions filed by Armstrong Energy and the Partnership will further evaluate the detailed restructuring plan when it is submitted by Armstrong Energy to determine what, if any, effect the ultimate outcome of the Chapter 11 proceedings will have on the Partnership’s financial statements.

On November 7, 2017, the Partnership closed an agreement with a third party to transfer 100% of the memberships interests and related assets and liabilities in the Partnership’s Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. The Partnership expects to recognize a gain from the sale of Sands Hill since the third party will assume the reclamation obligations associated with this operation.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Royal Energy Resources, Inc (the “Company”)., Rhino Resource Partners LP and its subsidiaries, in total. References to “Rhino” or “the Partnership” refer to Rhino Resource Partners, LP. References to “General Partner” refer to Rhino GP LLC, General Partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

In August 2016, we sold our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. Our unaudited condensed consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Elk Horn operations to discontinued operations for the three and nine months ended September 30, 2016.

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

For the three and nine months ended September 30, 2017, we generated revenues of approximately $58.3 million and $168.4 million, respectively, and we generated net loss of $0.1 million for the three months ended September 30, 2017 and net income of $105.6 million for the nine months ended September 30, 2017. For the three months ended September 30, 2017, we produced and sold approximately 1.1 million tons of coal, of which approximately 35% were sold pursuant to long-term supply contracts. For the nine months ended September 30, 2017, we produced and sold approximately 3.1 million tons of coal, of which approximately 65% were sold pursuant to long-term supply contracts.

Current Liquidity and Outlook

Since our credit facility has an expiration date of December 31, 2017, we determined that our credit facility debt liability at September 30, 2017 and December 31, 2016 of $9.9 million and $10.0 million, respectively, should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months.

We are evaluating and negotiating alternative credit facilities. We currently anticipate repaying the debt outstanding under our credit facility with the proceeds from one of these alternative facilities in the fourth quarter of 2017. If it becomes apparent this refinancing will not occur prior to December 31, 2017, we may seek a short-term extension of the Partnership’s existing credit facility. There can be no assurance that we will be able to refinance our credit facility or that the lenders will be willing to grant an extension to provide us with additional time to refinance. If we are unable to secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including repaying amounts due under our credit facility upon expiration, which could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements, we may not be able to continue as a going concern. For more information about our liquidity and our credit facility, please read “—Liquidity and Capital Resources.”

Further, even if we are able to refinance our credit facility, the replacement credit facility may include a significantly higher interest rate, significant amortization payments, or liens on a substantial portion of our assets, all of which could adversely impact our future plans and operations.

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

As of September 30, 2017, our available liquidity was $9.6 million, including cash on hand of $1.4 million and $8.2 million available under our amended and restated credit agreement. On May 13, 2016, we entered into a fifth amendment (the “Fifth Amendment”) of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into a seventh amendment (the “Seventh Amendment”) of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read “—Recent Developments—Amended and Restated Credit Agreement Amendments” below.

As of September 30, 2017, beyond the operations of Rhino, the Company has no established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. Since the current maturity date of our credit facility is December 31, 2017, we were unable to demonstrate that we had sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt was raised by our auditors about our ability to continue as a going concern.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Sands Hill Disposition

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the memberships interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. We expect to recognize a gain from the sale of Sands Hill since the third party will assume the reclamation obligations associated with this operation.

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

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy will file a detailed restructuring plan as part of the Chapter 11 proceedings. Based on the uncertain facts and circumstances surrounding the current state of the Armstrong Energy Chapter 11 proceedings, which includes the possibility that we will still exercise the Call Option as outlined in Note 1, we concluded that the value of the Call Option was not impaired as of September 30, 2017.

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

The Series A preferred units vote on an as-converted basis with Rhino’s common units, and Rhino will be restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty of indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by Rhino or its affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of our Central Appalachia business segment, subject to certain exceptions.

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

As of September 30, 2017 and December 31, 2016, we were in compliance with respect to all covenants contained in our credit agreement.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of September 30, 2017, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017-Q4	1,329	14
2018	1,825	6
2019	700	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Consolidated Information

As noted above, the Company completed the acquisition of control of Rhino on March 17, 2016. Accordingly, the Company began consolidating the operations of Rhino on that date. The following summarizes the financial statements of Royal for the three and nine months ended September 30, 2017 and 2016, which includes the results of operation of Rhino from the date that the Company acquired majority control, as adjusted for changes in the fair value of certain Rhino assets as of the date of the transaction. During the three and nine months ended September 30, 2017, the Company’s only operating activities consisted of Rhino.

Our revenues for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
REVENUES:
Coal sales	$56,460	$40,992	$162,951	$86,675
Freight and handling revenues	220	424	537	1,106
Other revenues	1,666	1,999	4,944	3,406
Total revenues	$58,346	$43,415	$168,432	$91,187

Our costs and expenses for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$46,376	$35,249	$137,898	$72,648
Freight and handling costs	1,518	385	2,516	988
Depreciation, depletion and amortization	6,954	1,639	37,071	3,029
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,133	4,717	9,804	11,520
(Gain) on sale/disposal of assets—net	(45)	(100)	25	(125)
Total costs and expenses	$57,936	$41,890	$187,314	$88,060

Interest and other Income/(Expense) for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(in thousands)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense - related party	$(89)	$(3)	$(95)	$(9)
Interest expense - other	(1,079)	(2,012)	(3,307)	(4,071)
Interest income - related party		2		5
Interest income - other	86	-	87	-
Gain on extinguishment of debt		1,663		1,663
Bargain purchase gain		-	171,151	-
Equity in net loss/(income) of unconsolidated affiliates	-	(27)	35	(92)
Total interest and other (Expense)/Income	$(1,082)	$(377)	$167,871	$(2,504)

As of September 30, 2017, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of September 30, 2017, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2017. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of September 30, 2017 (please read Note 22 for further discussion). Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Statement of Operations Data:
Total revenues	$58.3	$43.4	$168.4	$91.2
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46.4	35.2	137.9	72.6
Freight and handling costs	1.5	0.4	2.5	1.0
Depreciation, depletion and amortization	7.0	1.6	37.1	3.0
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3.1	4.7	9.8	11.5
(Gain) on sale/disposal of assets-net	(0.1)	-	-	-
Income/(loss) from operations	0.4	1.5	(18.9)	3.1
Interest and other (expense)/income:
Interest expense	(1.2)	(2.0)	(3.4)	(4.1)
Interest income	0.1	-	0.1	-
Gain on bargain purchase	-	-	171.2	-
Gain on extinguishment of debt	-	1.7	-	1.7
Income taxes	0.6		(43.4)
Equity in net (loss)/income of unconsolidated affiliates	-	(0.1)	-	(0.1)
Total interest and other (expense)	(0.5)	(0.4)	124.5	(2.5)
Net (loss)/income from continuing operations	(0.1)	1.1	105.6	0.6
Net income from discontinued operations	-	-	-	0.7
Net (loss)/income	$(0.1)	$1.1	$105.6	$1.3

Other Financial Data
Adjusted EBITDA from continuing operations	$7.5	$5.1	$18.3	$8.1
Adjusted EBITDA from discontinued operations	-	-	-	0.9
Total Adjusted EBITDA	$7.5	$5.1	$18.3	$9.0

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Summary. For the three months ended September 30, 2017, our total revenues increased to $58.3 million from $43.4 million for the three months ended September 30, 2016, which is a 34.4% increase. We sold approximately 1.1 million tons of coal for the three months ended September 30, 2017, which is a 28.8% increase compared to the tons of coal sold for the three months ended September 30, 2016. The increase in revenue and tons sold was primarily the result of increased production in Central Appalachia due to recent increases in coal prices and demand for met and steam coal produced in this region. We anticipate the recent increase in price and demand will continue to benefit our financial results for the remainder of 2017.

Net loss from continuing operations was $0.1 million for the three months ended September 30, 2017 compared to net income from continuing operations of $1.1 million for the three months ended September 30, 2016. The decrease in the results was primarily due to the increase in depreciation during the three months ended September 30, 2017, which was the result of the fair value purchase accounting adjustment made during the 2017 reporting period. For the three months ended September 30, 2016, our net income from continuing operations was impacted by an impairment charge of $2.0 million related to the note receivable from the sale of our Deane mining complex.

Adjusted EBITDA from continuing operations increased to $7.5 million for the three months ended September 30, 2017 from $5.1 million for the three months ended September 30, 2016. Adjusted EBITDA from continuing operations increased period over period primarily due to the increase in coal revenues at our Central Appalachia segment as coal prices and demand increased in this region.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2017	September 30, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	381.6	179.7	201.9	112.4%
Northern Appalachia	114.5	149.1	(34.6)	(23.3%)
Rhino Western	241.9	185.1	56.8	30.7%
Illinois Basin	315.8	304.5	11.3	3.7%
Total *	1,053.8	818.4	235.4	28.8%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.1 million tons of coal for the three months ended September 30, 2017, which was a 28.8% increase compared to the three months ended September 30, 2016. The increase in tons sold period over period was primarily due to higher sales from our Central Appalachia segment due to the increased demand for met and steam coal from this region.

Tons of coal sold in our Central Appalachia segment increased by approximately 112.4% to approximately 0.4 million tons for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase in demand for met and steam coal tons from this region.

For our Northern Appalachia segment, tons of coal sold decreased by approximately 23.3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as we experienced a decrease in tons sold from our Sands Hill and Hopedale operations due to weak demand for coal from this region.

Coal sales from our Rhino Western segment increased by approximately 30.7% for the three months ended September 30, 2017 compared to the same period in 2016 due to increased customer demand.

For our Illinois Basin segment, tons of coal sold increased by approximately 3.7% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as we increased production and sales period over period from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2017	September 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$27.9	$10.4	$17.5	167.8%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$27.9	$10.4	$17.5	167.8%
Coal revenues per ton*	$73.02	$57.91	$15.11	26.1%
Northern Appalachia
Coal revenues	$4.6	$8.8	$(4.2)	(48.0%)
Freight and handling revenues	0.2	0.4	(0.2)	(48.1%)
Other revenues	1.6	1.8	(0.2)	(9.3%)
Total revenues	$6.4	$11.0	$(4.6)	(41.7%)
Coal revenues per ton*	$39.81	$58.75	$(18.94)	(32.2%)
Rhino Western
Coal revenues	$9.1	$7.2	$1.9	25.8%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$9.1	$7.2	$1.9	25.8%
Coal revenues per ton*	$37.53	$39.00	$(1.47)	(3.8%)
Illinois Basin
Coal revenues	$14.9	$14.6	$0.3	2.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$14.9	$14.6	$0.3	2.4%
Coal revenues per ton*	$47.37	$47.97	$(0.60)	(1.2%)
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	-	0.2	(0.2)	(94.7%)
Total revenues	$-	$0.2	$(0.2)	(94.7%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$56.5	$41.0	$15.5	37.7%
Freight and handling revenues	0.2	0.4	(0.2)	(48.1%)
Other revenues	1.6	2.0	(0.4)	(16.6%)
Total revenues	$58.3	$43.4	$14.9	34.4%
Coal revenues per ton*	$53.58	$50.09	$3.49	7.0%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Our coal revenues for the three months ended September 30, 2017 increased by approximately $15.5 million, or 37.7%, to approximately $56.5 million from approximately $41.0 million for the three months ended September 30, 2016. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the period. Coal revenues per ton was $53.58 for the three months ended September 30, 2017, an increase of $3.49, or 7.0%, from $50.09 per ton for the three months ended September 30, 2016. This increase in coal revenues per ton was primarily the result of a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $17.5 million, or 167.8%, to approximately $27.9 million for the three months ended September 30, 2017 from approximately $10.4 million for the three months ended September 30, 2016. This increase was primarily due to the increase in coal prices and demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $15.11, or 26.1%, to $73.02 per ton for the three months ended September 30, 2017 as compared to $57.91 for the three months ended September 30, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $4.6 million for the three months ended September 30, 2017, a decrease of approximately $4.2 million, or 48.0%, from approximately $8.8 million for the three months ended September 30, 2016. This decrease was primarily due to a decrease in tons sold from our Sands Hill and Hopedale operations in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the three months ended September 30, 2017. Coal revenues per ton decreased by $18.94 or 32.2% per ton to $39.81 for the three months ended September 30, 2017 as compared to $58.75 for the three months ended September 30, 2016, which was primarily due to lower prices for tons sold from our Hopedale complex compared to the prior year due to weak demand for coal from this region.

For our Rhino Western segment, coal revenues increased by approximately $1.9 million, or 25.8%, to approximately $9.1 million for the three months ended September 30, 2017 from approximately $7.2 million for the three months ended September 30, 2016 primarily due to an increase in tons sold from the Castle Valley mine due to increased customer demand. Coal revenues per ton for our Rhino Western segment decreased by $1.47 or 3.8% to $37.53 per ton for the three months ended September 30, 2017 as compared to $39.00 per ton for the three months ended September 30, 2016 due to lower contracted sales prices.

For our Illinois Basin segment, coal revenues of approximately $14.9 million for the three months ended September 30, 2017 increased by approximately $0.3 million, or 2.4%, compared to $14.6 million for the three months ended September 30, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $47.37 for the three months ended September 30, 2017, a decrease of $0.60, or 1.2%, from $47.97 for the three months ended September 30, 2016. The decrease in coal revenues per ton was due to lower contracted prices for tons sold.

Other revenues for our Other category were relatively flat for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2017	September 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.8	$8.9	$11.9	133.7%
Freight and handling costs	1.2	-	1.2	n/a
Depreciation, depletion and amortization	2.5	0.4	2.1	525.0%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$54.73	$49.29	$5.44	11.0%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.6	$7.8	$(1.2)	(15.4%)
Freight and handling costs	0.3	0.4	(0.1)	(25.0%)
Depreciation, depletion and amortization	0.5	0.2	0.3	150.0%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$57.95	$52.13	$5.82	11.2%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.6	$5.3	$1.3	24.5%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.5	0.3	1.2	400.0%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$27.48	$28.82	$(1.34)	(4.6%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.0	$13.4	$(0.4)	(3.0%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.4	0.7	1.7	242.9%
Selling, general and administrative	-	0.1	(0.1)	n/a
Cost of operations per ton*	$41.40	$43.99	$(2.59)	(5.9%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.6)	$(0.2)	$(0.4)	200.0%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	-	0.1	n/a
Selling, general and administrative	3.1	4.6	(1.5)	(32.6%)
Cost of operations per ton*	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$46.4	$35.2	$11.2	31.8%
Freight and handling costs	1.5	0.4	1.1	275.0%
Depreciation, depletion and amortization	7.0	1.6	5.4	337.5%
Selling, general and administrative	3.1	4.7	(1.6)	(34.0%)
Cost of operations per ton*	$44.08	$43.07	$1.01	2.3%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of operations per ton and related percentages are calculated using Rhino cost of operations only.

** Cost of operations presented for our Other category includes costs incurred by our ancillary businesses and our oil and natural gas investments. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, per ton measurements are not presented for this category.

Cost of Operations. Total cost of operations increased by $11.2 million or 31.8% to $46.4 million for the three months ended September 30, 2017 as compared to $35.2 million for the three months ended September 30, 2016. Our cost of operations per ton was $44.08 for the three months ended September 30, 2017, an increase of $1.01, or 2.3%, from the three months ended September 30, 2016. The increase in cost of operations was primarily due to the $11.9 million increase in cost of production at our Central Appalachia operations as demand for met and steam coal increased in this region. Cost of operations per ton increased due to higher maintenance costs and costs for outside services.

Our cost of operations for the Central Appalachia segment increased by $11.9 million, or 133.7%, to $20.8 million for the three months ended September 30, 2017 from $8.9 million for the three months ended September 30, 2016. Our cost of operations per ton of $54.73 for the three months ended September 30, 2017 was an increase of 11.0% compared to $49.29 per ton for the three months ended September 30, 2016. Total cost of operations increased period over period as we increased production in this region during the three months ended September 30, 2017 due to increased demand for met and steam coal.

In our Northern Appalachia segment, our cost of operations decreased by $1.2 million, or 15.4%, to $6.6 million for the three months ended September 30, 2017 from $7.8 million for the three months ended September 30, 2016. Our cost of operations per ton was $57.95 for the three months ended September 30, 2017, an increase of $5.82, or 11.2%, compared to $52.13 for the three months ended September 30, 2016. The decrease in total cost of operations in Northern Appalachia was due to a decrease in sales in this region in response to weak market demand. The increase in the cost of operations on a per ton basis was primarily due to fixed operating costs being allocated to fewer tons of coal sold during the current period.

Our cost of operations for the Rhino Western segment increased by $1.3 million, or 24.5%, to $6.6 million for the three months ended September 30, 2017 from $5.3 million for the three months ended September 30, 2016. Total cost of operations increased for the three months ended September 30, 2017 compared to the same period in 2016 due to increased tons produced and sold from our Castle Valley operation. Our cost of operations per ton was $27.48 for the three months ended September 30, 2017, a decrease of $1.34, or 4.6%, compared to $28.82 for the three months ended September 30, 2016. Cost of operations per ton decreased for the three months ended September 30, 2017 compared to the same period in 2016 due to an increase in tons sold from our Castle Valley mine in the current period.

Cost of operations in our Illinois Basin segment was $13.0 million while cost of operations per ton was $41.40 for the three months ended September 30, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended September 30, 2016, cost of operations in our Illinois Basin segment was $13.4 million and cost of operations per ton was $43.99. The decrease in cost of operations per ton was primarily the result of an increase in tons sold during the current period.

Freight and Handling Total freight and handling cost increased to $1.5 million for the three months ended September 30, 2017 as compared to $0.4 million for the three months ended September 30, 2016. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we completed more export coal sales in the current period that require us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended September 30, 2017 was $7.0 million as compared to $1.6 million for the three months ended September 30, 2016.

For the three months ended September 30, 2017, our depreciation cost increased to $6.8 million compared to $1.6 million for the three months ended September 30, 2016. This increase in depreciation is primarily the result of the purchase accounting fair value adjustments made in the first quarter of 2017 which increased the carrying value of the fixed assets.

For the three months ended September 30, 2017, our depletion and amortization cost was $0.2 million.

Selling, General and Administrative. SG&A expense for the three months ended September 30, 2017 decreased to $3.1 million as compared to $4.7 million for the three months ended September 30, 2016. This decrease was primarily attributable to the $2.0 million impairment charge related to the note receivable from the sale of our Deane mining complex during the three months ended September 30, 2016.

Interest Expense. Interest expense for the three months ended September 30, 2017 decreased to $1.2 million as compared to $2.0 million for the three months ended September 30, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility and reduced debt issuance costs during the three months ended September 30, 2017.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	September 30, 2017	September 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$(0.3)	$(0.3)	$-
Northern Appalachia	(0.1)	2.3	(2.4)
Rhino Western	(0.1)	-	(0.1)
Illinois Basin	(0.2)	(0.5)	0.3
Other	0.6	(0.4)	1.0
Total	$(0.1)	$1.1	$(1.2)

For the three months ended September 30, 2017, net loss from continuing operations was approximately $0.1 million compared to net income from continuing operations of approximately $1.1 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, our net loss from continuing operations was negatively impacted due to an increase in depreciation expense, which was the result of the fair value purchase accounting adjustment made during the 2017 reporting period. For the three months ended September 30, 2016, our net income from continuing operations was impacted by an impairment charge of $2.0 million related to the note receivable from our Deane mining complex sale and positively impacted by a gain of $1.7 million for extinguishment of debt, which resulted when we settled a $2.8 million note payable to a third party for $1.1 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $0.3 million for the three months ended September 30, 2017, remaining flat compared to net loss from continuing operations for the three months ended September 30, 2016.

Net loss from continuing operations in our Northern Appalachia segment was $0.1 million for the three months ended September 30, 2017 compared to net income from continuing operations of $2.3 million for the three months ended September 30, 2016. Net income for the three months ended September 30, 2016 was positively impacted by a gain of $1.7 million for extinguishment of debt, which resulted when we settled a $2.8 million note payable to a third party for $1.1 million.

Net loss from continuing operations in our Rhino Western segment was $0.1 million for the three months ended September 30, 2017 and remained fairly flat compared to the three months ended September 30, 2016.

For our Illinois Basin segment, we generated net loss from continuing operations of $0.2 million for the three months ended September 30, 2017, which was an improvement of $0.3 million compared to the three months ended September 30, 2016. This increase in net income was primarily the result of decreased costs as we continue to optimize production at our Pennyrile mining complex.

For the Other category, we had net income from continuing operations of $0.6 million for the three months ended September 30, 2017 as compared to net loss from continuing operations of $0.4 million for the three months ended September 30, 2016, which was impacted by an impairment charge of $2.0 million related to the note receivable from our Deane mining complex sale.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	September 30, 2017	September 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$2.2	$0.3	$2.3
Northern Appalachia	0.4	0.8	(0.4)
Rhino Western	1.4	0.4	0.9
Illinois Basin	2.2	0.3	1.8
Other	1.3	3.2	(2.1)
Total *	$7.5	$5.1	$2.4

*Totals may not foot due to rounding

Adjusted EBITDA from continuing operations for the three months ended September 30, 2017 increased by $2.4 million to $7.5 million from $5.1 million for the three months ended September 30, 2016. Adjusted EBITDA from continuing operations increased period over period primarily due to increase in coal sales revenue at our Central Appalachia segment, which was the result of an increase in met and steam coal tons sold due to increased demand in coal produced from this region. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The nine months ended 2017 versus 2016 amounts and percentages presented in the following tables and summaries are not comparative since Royal acquired Rhino on March 17, 2016 and thus, only six and half months of Rhino’s financial data is included in the 2016 reporting period. Total tons sold, revenue per ton and cost of operations per ton, however, are reported based on Rhino’s total tons, revenues and cost of operations for the nine months ended September 30, 2016 as that information is comparable to that for 2017 and eliminates the impact of seasonality on these metrics.

Summary. For the nine months ended September 30, 2017, our total revenues were $168.4 million compared to $91.2 million for the nine months ended September 30, 2016. We sold approximately 3.1 million tons of coal for the nine months ended September 30, 2017 compared to 2.4 million tons of coal sold for the nine months ended September 30, 2016. Total revenues of $168.4 million was positively impacted by a substantial increase in revenue from our Central Appalachia segment as production and sales increased due to the increase in coal prices and demand for met and steam coal produced in this region.

We generated net income from continuing operations of approximately $105.6 million for the nine months ended September 30, 2017 compared to a net income from continuing operations of approximately $0.6 million for the nine months ended September 30, 2016. Our net income from continuing operations improved during the nine months ended September 30, 2017 compared to 2016 due primarily to the bargain purchase gain recognized in the first quarter of 2017.

Adjusted EBITDA from continuing operations increased to $18.3 million for the nine months ended September 30, 2017 from $8.1 million for the nine months ended September 30, 2016. Adjusted EBITDA for the nine months ended September 30, 2017 benefited from the increase in revenues in our Central Appalachia segment resulting from the increase in production and sales in this region. Adjusted EBITDA for the nine months ended September 30, 2016 was positively impacted by the $3.9 million prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Including the net income from discontinued operations of approximately $0.7 million, our total net loss and Adjusted EBITDA for the nine months ended September 30, 2016 were $1.3 million and $9.0 million, respectively. We did not incur a gain or loss from discontinued operations for the nine months ended September 30, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2017	September 30, 2016**	Tons	% *
	(in thousands, except %)
Central Appalachia	1,090.7	367.9	722.8	196.4%
Northern Appalachia	308.4	432.8	(124.4)	(28.8%)
Rhino Western	661.7	652.1	9.6	1.5%
Illinois Basin	1,013.6	953.7	59.9	6.3%
Total	3,074.4	2,406.5	667.9	27.8%

* Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

** Total tons sold represents all tons sold by Rhino during the nine months ended September 30, 2016.

We sold approximately 3.1 million tons of coal for the nine months ended September 30, 2017, which was a 27.8% increase compared to the nine months ended September 30, 2016. The increase in tons sold year-to-year was primarily due to higher sales from our Central Appalachia segment due to an increase in demand for met and steam coal from this region.

Tons of coal sold in our Central Appalachia segment increased by approximately 196.4% to approximately 1.1 million tons for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to an increase in met and steam coal tons sold in the nine months ended September 30, 2017 compared to 2016 resulting from increased market demand for coal from this region.

For our Northern Appalachia segment, tons of coal sold decreased by approximately 28.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we experienced a decrease in tons sold from our Northern Appalachia segment due to weak demand for coal in this region.

Tons of coal sold from our Rhino Western segment remained relatively flat at 0.7 million tons for the nine months ended September 30, 2017 compared to the same period in 2016.

For our Illinois Basin segment, tons of coal sold increased by approximately 6.3% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2017	September 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$76.8	$16.0	$60.8	380.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	-	0.1	n/a
Total revenues	$76.9	$16.0	$60.9	380.6%
Coal revenues per ton*	$70.38	$58.62	$11.76	20.1%
Northern Appalachia
Coal revenues	$11.7	$18.2	$(6.5)	(35.7%)
Freight and handling revenues	0.5	1.1	(0.6)	(54.5%)
Other revenues	4.8	4.0	0.8	20.0%
Total revenues	$17.0	$23.3	$(6.3)	(27.0%)
Coal revenues per ton*	$37.86	$56.91	$(19.05)	(33.5%)
Rhino Western
Coal revenues	$25.1	$18.4	$6.7	36.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$25.1	$18.4	$6.7	36.4%
Coal revenues per ton*	$37.99	$38.55	$(0.56)	(1.4%)
Illinois Basin
Coal revenues	$49.4	$33.3	$16.1	48.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$49.4	$33.3	$16.1	48.3%
Coal revenues per ton*	$48.71	$47.65	$1.06	2.2%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	-	0.2	(0.2)	(100.0%)
Total revenues	$-	$0.2	$(0.2)	(100.0%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$163.0	$85.9	$77.1	89.8%
Freight and handling revenues	0.5	1.1	(0.6)	(54.5%)
Other revenues	4.9	4.2	0.7	16.7%
Total revenues	$168.4	$91.2	$77.2	84.6%
Coal revenues per ton*	$53.00	$48.52	$4.48	9.2%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.
Coal revenues per ton are based on Rhino’s total tons sold and total revenue during the nine months ended September 30, 2016.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the nine months ended September 30, 2017 were approximately $163.0 million compared to $85.9 million for the nine months ended September 30, 2016 as we saw increased tons sold primarily due to increased market demand for coal from our Central Appalachia region. Coal revenues per ton was $53.00 for the nine months ended September 30, 2017, an increase of $4.48, or 9.2%, from $48.52 per ton for the nine months ended September 30, 2016. This increase in coal revenues per ton was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues were approximately $76.8 million for the nine months ended September 30, 2017 compared to $16.0 million for the nine months ended September 30, 2016, as we saw increased market demand for coal from this segment. Coal revenues per ton for our Central Appalachia segment increased by $11.76, or 20.1%, to $70.38 per ton for the nine months ended September 30, 2017 as compared to $58.62 for the nine months ended September 30, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $11.7 million for the nine months ended September 30, 2017 compared to $18.2 million for the nine months ended September 30, 2016. This decrease was primarily due to a decrease in tons sold from our Sands Hill and Hopedale operations in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the nine months ended September 30, 2017. Coal revenues per ton for our Northern Appalachia segment decreased by $19.05, or 33.5%, to $37.86 per ton for the nine months ended September 30, 2017 as compared to $56.91 per ton for the nine months ended September 30, 2016.

For our Rhino Western segment, coal revenues were approximately $25.1 million for the nine months ended September 30, 2017 compared to $18.4 million for the nine months ended September 30, 2016 due primarily to an increase in tons sold from the Castle Valley mine due to increased customer demand. Coal revenues per ton for our Rhino Western segment remained relatively flat at $37.99 for the nine months ended September 30, 2017, compared to $38.55 for the nine months ended September 30, 2016.

For our Illinois Basin segment, coal revenues were approximately $49.4 million for the nine months ended September 30, 2017, compared to $33.3 million for the nine months ended September 30, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $48.71 for the nine months ended September 30, 2017, an increase of $1.06, or 2.2%, from $47.65 for the nine months ended September 30, 2016. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2017	September 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$59.7	$16.1	$43.6	270.8%
Freight and handling costs	1.8	-	1.8	n/a
Depreciation, depletion and amortization	13.0	0.8	12.2	1525.0%
Selling, general and administrative	0.2	9.4	(9.2)	(97.9%)
Cost of operations per ton*	$54.76	$59.23	$(4.47)	(7.6%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$18.2	$13.7	$4.5	32.8%
Freight and handling costs	0.7	1.0	(0.3)	(30.0%)
Depreciation, depletion and amortization	2.9	0.4	2.5	625.0%
Selling, general and administrative	0.1	0.1	-	0.0%
Cost of operations per ton*	$59.09	$42.67	$16.42	38.5%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.1	$14.7	$5.4	36.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	7.7	0.7	7.0	1000.0%
Selling, general and administrative	0.1	-	0.1	n/a
Cost of operations per ton*	$30.30	$30.47	$(0.17)	(0.6%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$41.8	$29.5	$12.3	41.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	12.8	1.0	11.8	1180.0%
Selling, general and administrative	0.1	0.1	-	n/a
Cost of operations per ton*	$41.26	$41.81	$(0.55)	(1.3%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below) `	$(1.8)	$(1.4)	$(0.4)	28.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.7	0.1	0.6	600.0%
Selling, general and administrative	9.3	1.9	7.4	389.5%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$138.0	$72.6	$65.4	90.1%
Freight and handling costs	2.5	1.0	1.5	150.0%
Depreciation, depletion and amortization	37.1	3.0	34.1	1136.7%
Selling, general and administrative	9.8	11.5	(1.7)	(14.8%)
Cost of operations per ton*	$44.91	$40.77	$4.14	10.2%

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

Cost of Operations. Total cost of operations was $138.0 million for the nine months ended September 30, 2017 as compared to $72.6 million for the nine months ended September 30, 2016. The increase in cost of operations was primarily due to an increase in production at our Central Appalachia operations as demand for met and steam coal increased in this region. Total cost of operations per ton increased primarily due to higher costs in Central Appalachia due to an increase in coal production and sales resulting from increased market demand in this region during the nine months ended September 30, 2017.

Our cost of operations for the Central Appalachia segment was approximately $59.7 million compared to $16.1 million for the nine months ended September 30, 2016. We increased production and sales during the current period due to increased met and steam coal demand that resulted in higher cost of operations during the current period compared to the prior period. Our cost of operations per ton of $54.76 for the nine months ended September 30, 2017 was a decrease of 7.6% compared to $59.23 per ton for the nine months ended September 30, 2016. We increased sales during the current period due to increased met and steam coal demand that resulted in lower cost of operations per ton compared to the prior period.

In our Northern Appalachia segment, our cost of operations was approximately $18.2 compared to $13.7 million for the nine months ended September 30, 2016. The increase year-over-year was due to Royal’s ownership period for the 2016 included only six and one-half months of production cost. The increase in the cost of operations per ton was primarily due to fixed operating costs being allocated to lower sales tons at our Northern Appalachia segment during the nine months ended September 30, 2017.

Our cost of operations for the Rhino Western segment was approximately $20.1 million for the nine months ended September 30, 2017 compared to $14.7 million for the nine months ended September 30, 2016. Total cost of operations increased for the nine months ended September 30, 2017 compared to 2016 primarily due to increased tons produced and sold from our Castle Valley operation. Our cost of operations and cost of operations per ton for our Rhino Western segment were both relatively flat period over period.

Cost of operations in our Illinois Basin segment was $41.8 million for the nine months ended September 30, 2017, which related to our Pennyrile mining complex in western Kentucky. During the nine months ended September 30, 2016, cost of operations in our Illinois Basin segment was $29.5 million. The increase year-over-year was due to Royal’s ownership period for the 2016 included only six and one-half months of production cost. The increase in cost of operations per ton remained relatively flat.

Freight and Handling. Total freight and handling cost increased to $2.5 million for the nine months ended September 30, 2017 as compared to $1.0 million for the nine months ended September 30, 2016. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in the current period that require us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2017 was $37.1 million as compared to $3.0 million for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, our depreciation cost was $36.1 million compared to $3.0 million for the nine months ended September 30, 2016 as the result of the fair value purchase adjustments made in the first quarter of 2017.

For the nine months ended September 30, 2017, our depletion cost was $0.9 million and our amortization expense was $0.1 million.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the nine months ended September 30, 2017 was approximately $9.8 million compared to $11.5 million for the nine months ended September 30, 2016. This decrease was primarily the result of a $2.0 million impairment charge related to the note receivable from the sale of our Deane mining complex during the nine months ended September 30, 2016.

Interest Expense. Interest expense for the nine months ended September 30, 2017 was $3.4 million as compared to $4.1 million for the nine months ended September 30, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement.”

Net Income (Loss) from Continuing Operations. The following table presents net income/(loss) from continuing operations by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2017	September 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$(10.1)	$(0.3)	$(9.8)
Northern Appalachia	(2.2)	1.2	(3.4)
Rhino Western	(3.3)	-	(3.3)
Illinois Basin	(6.5)	(0.2)	(6.3)
Other	127.7	(0.1)	127.8
Total	$105.6	$0.6	$105.0

For the nine months ended September 30, 2017, total net income from continuing operations was approximately $105.6 million which includes the $171.2 million bargain purchase gain and income tax expense of $43.4 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $10.1 million for the nine months ended September 30, 2017, compared to a net loss from continuing operations of $0.3 million for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2017 was negatively impacted by additional depreciation expense as the result of the purchase accounting fair value adjustments made in the first quarter of 2017.

Net loss from continuing operations in our Northern Appalachia segment was $2.2 million for the nine months ended September 30, 2017 compared to net income of $1.2 million for the nine months ended September 30, 2016. The net income from continuing operations for the 2016 reporting period was positively impacted by the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. The net loss for the nine months ended September 30, 2017 was negatively impacted by additional depreciation expense as the result of the purchase accounting fair value adjustments made in the first quarter of 2017.

Net loss from continuing operations in our Rhino Western segment was $3.3 million for the nine months ended September 30, 2017, compared to break-even for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2017 was negatively impacted by additional depreciation expense as the result of the purchase accounting fair value adjustments made in the first quarter of 2017.

For our Illinois Basin segment, we generated net loss from continuing operations of $6.5 million for the nine months ended September 30, 2017, compared to net loss from continuing operations of $0.2 million for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2017 was negatively impacted by additional depreciation expense as the result of the purchase accounting fair value adjustments made in the first quarter of 2017.

For the Other category, we had a net income from continuing operations of $127.7 million for the nine months ended September 30, 2017 which was impacted by the $171.2 million bargain purchase gain partially offset by income tax expense of $43.4 million.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2017	September 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$2.9	$1.9	$0.3
Northern Appalachia	0.7	0.1	0.8
Rhino Western	4.4	1.0	3.6
Illinois Basin	6.3	1.4	5.4
Other	4.0	3.6	0.2
Total *	$18.3	$8.1	$10.2

*Total may not foot due to rounding

Adjusted EBITDA from continuing operations was $18.3 million for the nine months ended September 30, 2017 which was primarily the result of the increase in revenues from coal sales at our Central Appalachia operation. Adjusted EBITDA for the nine months ended September 30, 2016 was positively impacted by the $3.9 million prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Reconciliations of Adjusted EBITDA The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$(0.3)	$(0.1)	$(0.1)	$(0.2)	$0.6	$(0.1)
Plus:
DD&A	2.5	0.5	1.5	2.4	0.1	7.0
Interest expense	-	-	-	-	1.2	1.2
EBITDA from continuing operations†	$2.2	$0.4	$1.4	$2.2	$1.9	$8.1
Plus: Income taxes	-	-	-	-	(0.6)	(0.6)
Adjusted EBITDA from continuing operations†	2.2	0.4	1.4	2.2	1.3	7.5
Adjusted EBITDA from discontinued operations†	-	-	-	-	-	-
Adjusted EBITDA †	$2.2	$0.4	$1.4	$2.2	$1.3	$7.5

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net income/(loss) from continuing operations	$(0.3)	$2.3	$-	$(0.5)	$(0.4)	$1.1
Plus:
DD&A	0.4	0.2	0.3	0.7		1.6
Interest expense	0.2	-	0.1	0.1	1.6	2.0
EBITDA from continuing operations†	$0.3	$2.5	$0.4	$0.3	$1.2	$4.7
Plus: Non-cash asset impairment (1)	-	-	-	-	2.0	2.0
Less: Gain on extinguishment of debt (2)	-	(1.7)	-	-	-	(1.7)
Adjusted EBITDA from continuing operations†	0.3	0.8	0.4	0.3	3.2	5.1
Adjusted EBITDA from discontinued operations†	-	-	-	-	-	-
Adjusted EBITDA †	$0.3	$0.8	$0.4	$0.3	$3.2	$5.1

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$(10.1)	$(2.2)	$(3.3)	$(6.5)	$127.7	$105.6
Plus:
DD&A	13.0	2.9	7.7	12.8	0.7	37.1
Interest expense	-	-	-	-	3.4	3.4
EBITDA from continuing operations†	$2.9	$0.7	$4.4	$6.3	$131.8	$146.1
Plus:Income taxes					43.4	43.4
Less:Gain on bargain purchase	-	-	-	-	(171.2)	(171.2)
Adjusted EBITDA from continuing operations†	2.9	0.7	4.4	6.3	4.0	18.3
Adjusted EBITDA from discontinued operations†	-	-	-	-	-	-
Adjusted EBITDA †	$2.9	$0.7	$4.4	$6.3	$4.0	$18.3

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net income/(loss) from continuing operations	$(0.3)	$1.2	$-	$(0.2)	$(0.1)	$0.6
Plus:
DD&A	0.8	0.4	0.7	1.0	0.1	3.0
Interest expense	1.4	0.2	0.3	0.6	1.6	4.1
EBITDA from continuing operations†	$1.9	$1.8	$1.0	$1.4	$1.6	$7.7
Plus: Non-cash asset impairment (1)	-	-	-	-	2.0	2.0
Less: Gain on extinguishment of debt (2)	-	(1.7)	-	-	-	(1.7)
Adjusted EBITDA from continuing operations†	1.9	0.1	1.0	1.4	3.6	8.1
Adjusted EBITDA from discontinued operations†	0.9	-	-	-	-	0.9
Adjusted EBITDA †	$2.8	$0.1	$1.0	$1.4	$3.6	$9.0

*	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	During the three and nine months ended September 30, 2016, we recorded a $2.0 million asset impairment related to a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	For the three and nine months ended September 30, 2016, we recorded a gain of approximately $1.7 million for the extinguishment of debt. We executed an agreement with the third party that held approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration, which resulted in an approximate $1.7 million gain from the extinguishment of this debt. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

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

Our principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of September 30, 2017, our available liquidity was $9.6 million, including cash on hand of $1.4 million and $8.2 million available under our credit facility. On May 13, 2016, we entered into a Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. In December 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read — “Amended and Restated Credit Agreement.”

We are evaluating and negotiating alternative credit facilities. We currently anticipate repaying the debt outstanding under our credit facility with the proceeds from one of these alternative facilities in the fourth quarter of 2017. If it becomes apparent this refinancing will not occur prior to December 31, 2017, we may seek a short-term extension of our existing credit facility. There can be no assurance that we will be able to refinance our credit facility or that the lenders will be willing to grant an extension to provide us with additional time to refinance. If we are unable to secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including repaying amounts due under our credit facility upon expiration, which could cause us to further curtail our operations and reduce our spending and to alter our business plan. Further, even if we are able to refinance our credit facility, the replacement credit facility may include a significantly higher interest rate, significant amortization payments, or liens on a substantial portion of our assets, all of which could adversely impact our future plans and operations.

We may also be required to consider other options, such as selling additional assets, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. We continue to take measures and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

At September 30, 2017, beyond the operations of Rhino, the Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. Also the current maturity date of Rhino’s credit facility is December 31, 2017, and without an extension of that facility or the successful negotiation of a replacement credit facility, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern.

Cash Flows

Net cash provided by operating activities was $12.0 million for the nine months ended September 30, 2017 as compared to cash provided by operating activities of $3.2 million for the nine months ended September 30, 2016. This increase in cash provided by operating activities for the nine months ended September 30, 2017 was primarily the result of the increase in production and sales in our Central Appalachia segment for the nine months ended September 30, 2017 as compared to 2016 due to increased met coal demand from this region.

Net cash used for investing activities was $10.7 million for the nine months ended September 30, 2017 as compared to cash provided by investing activities of $3.5 million for the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2017 was primarily related to capital expenditures necessary for maintaining our mining operations. Net cash provided by investing activities during the nine months ended September 30, 2016 was significantly impacted by non-recurring payments by the Company totaling $4.5 million to a third-party to acquire a majority interest in Rhino during the period and by proceeds from the Elk Horn sale.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $0.0 million. Net cash used in financing activities during the nine months ended September 30, 2016 was $13.7 million, which was attributable to net repayments on Rhino’s revolving credit facility partially offset by $2.2 million in proceeds from convertible debt issued by Royal during this period and proceeds from issuance of common stock of $1.2 million.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2017 were approximately $9.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2017 were approximately $5.1 million and primarily related to purchases of additional equipment to be used to expand our met coal production capacity in Central Appalachia.

Amended and Restated Credit Agreement

On July 29, 2011, we executed the Amended and Restated Credit Agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Amended and Restated Credit Agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $44.3 million as of September 30, 2017. The amount available for letters of credit was unchanged from these amendments.

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

On May 13, 2016, we entered into the Fifth Amendment of our amended and restated credit agreement that extended the term to July 31, 2017. Per the Fifth Amendment, the credit facility will be automatically extended to December 31, 2017 if revolving credit commitments are reduced to $55 million or less on or before July 31, 2017. The Fifth Amendment immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. The Fifth Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis in amounts equal to each of the following: (i) the face amount of any letter of credit that expires or whose face amount is reduced by any such dollar amount, (ii) the net proceeds received from any asset sales, (iii) the Royal scheduled capital contributions (as outline below), (iv) the net proceeds from the issuance of any equity by us up to $20.0 million (other than equity issued in exchange for any Royal contribution as outlined in the Securities Purchase Agreement or the Royal scheduled capital contributions to us as outlined below), and (v) the proceeds from the incurrence of any subordinated debt. The first $11 million of proceeds received from any equity issued by us described in clause (iv) above shall also satisfy the Royal scheduled capital contributions.

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

As of and for the twelve months ended September 30, 2017, we are in compliance with respect to all covenants contained in the credit agreement.

At September 30, 2017, Rhino had borrowings outstanding (excluding letters of credit) of $9.9 million at a variable interest rate of PRIME plus 3.50% (7.75% at September 30, 2017). In addition, the Operating Company had outstanding letters of credit of approximately $26.1 million at a fixed interest rate of 5.00% at September 30, 2017. Based upon a maximum borrowing capacity of 3.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $8.2 million at September 30, 2017. During the three months ended September 30, 2017, we had average borrowings outstanding of approximately $12.6 million under our credit agreement.

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

As of September 30, 2017, we had $26.1 million in letters of credit outstanding, of which $20.7 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and estimates as of September 30, 2017.

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

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts. As of September 30, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017-Q4	1,329	14
2018	1,825	6
2019	700	2

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

A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss before income taxes by $0.1 million for the three months ended September 30, 2017 and would have decreased net income before income taxes by $0.3 million for the nine months ended September 30, 2017. A hypothetical increase of 10% in steel prices would have increased net loss before income taxes by $0.2 million for the three months ended September 30, 2017 and would have decreased net income before income taxes by $0.7 million for the nine months ended September 30, 2017. A hypothetical increase of 10% in explosives prices would have increased net loss before income taxes by $0.1 million for the three months ended September 30, 2017 and would have reduced net income before income taxes by $0.3 million for the nine months ended September 30, 2017.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $25,000 for the three months ended September 30, 2017 and would have reduced net income before income taxes by $75,000 for the nine months ended September 30, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective.

(b) Changes in Internal Controls

We have made no change in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in our Form 10-K for the year ended December 31, 2016, we disclosed that our internal control over financial reporting was not effective in the following areas:

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

Financial Close, Consolidation and Reporting: Royal (exclusive of Rhino) does not have effective internal controls over our financial close, consolidation and reporting process. During 2016, beginning with the acquisition of controlling interest in Rhino, our financial reporting complexities increased significantly without a corresponding increase in our resources dedicated to maintenance of a control structure and the preparation of financial information to be included in its public filings.

We are evaluating various plans to restructure our financial closing process, including engaging additional personnel experienced in financial reporting and evaluating the time commitment and responsibilities of those currently assigned such responsibilities. Although we have begun the process of establishing the necessary controls and procedures, these changes have not yet been fully implemented at September 30, 2017.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ending September 30, 2017, the Company issued 914,797 shares of common stock to Rhino in conversion of two notes held by Rhino with a balance of $4.1 million. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3: Defaults upon Senior Securities.

None.

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2017 is included in Exhibit 95.1 to this report.

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

Date: November 14, 2017	Royal Energy Resources, Inc.

	By:	/s/ William L. Tuorto
William L. Tuorto
CEO, Principal Executive Officer

	By:	/s/ Douglas C. Holsted
Douglas C. Holsted
CFO, Principal Financial Officer

