Form 10-K/A
period 2016-12-31
Royal Energy Resources, Inc.
filed 2018-01-30
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-52547

Royal Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3480036
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

56 Broad Street, Suite 2
Charleston, SC	29401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

Explanatory Note

This Amendment No. 1 to the annual report of Royal Energy Resources, Inc. (the “Company”) on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2016 (the “Original 10-K”), which was originally filed on April 3, 2017.

We are filing this amendment to amend Item 7 of the original 10-K in order to adhere to Items 303 and 303(a)(3) of Regulation S-K and to provide consistency between certain MD&A disclosures and the financial statements. We are also amending section F (Financial Statements) of the original audited financial statements for the year ended December 31, 2016 to provide additional discontinued operations disclosures required by ASC 205-20-50-1 and 50-2, to update auditor’s reports to comply with Item 308(b) of Regulation S-K and to properly align report dates. Additionally, the financial statements have been expanded to include a disclosure to update the provisional amounts used in the Rhino acquisition accounting which occurred subsequent to the filing of the Original 10-K and included in the Form 10-Q for the quarter ending March 31, 2017.

We are also filing this amendment to amend Item 9A to clarify that management’s assessment of its internal controls over financial reporting (“ICFR”) excludes any assessment of the ICFR of Rhino Resource Partners, LP, and its subsidiaries, which we acquired control of on March 17, 2016 in a material acquisition, and to include the attestation report of our independent registered accounting firm on our ICFR.

This Form 10-K/A also includes the currently dated signature page and certifications from the Company’s principal executive officer and principal financial officer. This Amendment No. 1 does not reflect other subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K except as noted above. This Amendment No. 1 should be read in conjunction with the Original 10-K and with other Company filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K/A includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, Royal Energy Resources, Inc. and its subsidiaries (the “Company,”) in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contains or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors included in section 1A “Risk Factors” of the Original 10-K that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

The Company previously pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions under which the Company would dispose of all of its existing assets, undergo a change in ownership control and management, and repurpose itself as a North American energy recovery company, with plans to purchase a group of synergistic, long-lived energy assets by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. In April 2015, the Company completed its first acquisition in furtherance of its change in principle operations, consisting of 40,976 net acres of coal and coalbed methane, located across 22 counties in West Virginia. See below regarding acquisition of majority control of Rhino Resource Partners LP. See Note 3 to the consolidated financial statements for completed acquisitions.

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

Royal Energy Resources, Inc. Purchase of Majority Control of Rhino Resource Partners LP

On January 21, 2016, a definitive agreement was completed between Royal and Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) whereby Royal acquired 676,912 of Rhino’s issued and outstanding common units from Wexford. The definitive agreement also included a commitment by Royal to acquire within 60 days from the date of the definitive agreement, or March 21, 2016, all of the issued and outstanding membership interests of Rhino GP LLC (“Rhino GP”), Rhino’s general partner, as well as 945,526 of Rhino’s issued and outstanding subordinated units from Wexford.

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

In the event the disinterested members of the board of directors of Rhino’s general partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, Rhino had the option to rescind Royal’s purchase of 1,333,334 common units and the applicable installment would not be payable (each, a “Rescission Right”). If Rhino failed to exercise a Rescission Right, in each case, Rhino had the option to repurchase 1,333,334 of its common units at $3.00 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminated on December 31, 2017. Royal’s obligation to pay any installment of the promissory note was subject to certain conditions, including that Rhino had entered into an agreement to extend the Credit Facility, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal had the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance cancelled divided by $1.50.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2016, through the Rhino acquisition, we controlled an estimated 256.9 million tons of proven and probable coal reserves, consisting of an estimated 203.5 million tons of steam coal and an estimated 53.4 million tons of metallurgical coal. In addition, as of December 31, 2016, we controlled an estimated 196.5 million tons of non-reserve coal deposits. Both our estimated proven and probable coal reserves and non-reserve coal deposits as of December 31, 2016 decreased when compared to the estimated tons and deposits reported as of December 31, 2015 due to the sale of our Elk Horn coal leasing business in August 2016. As part of the recent audits of the majority of our coal reserves and deposits performed by Marshall Miller & Associates, Inc., this outside expert performed an independent pro forma economic analysis using industry-accepted guidelines and this was used, in part, to classify tonnage as either proven and probable coal reserves or non-reserve coal deposits, based on market conditions near the time of the issuance of the outside expert’s report.

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

For the year ended December 31, 2016, we generated revenues of approximately $138.6 million and a net loss from continuing operations of approximately $14.2 million. For the year ended December 31, 2016, we produced approximately 2.6 million tons of coal and sold approximately 2.8 million tons of coal, approximately 90% of which were pursuant to long-term supply contracts.

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

Results of Operations

As noted above, the Company completed the acquisition of control of Rhino on March 17, 2016. Accordingly, the Company began consolidating the operations of Rhino on that date. The following summarizes the financial statements of Royal for the year and four months ended December 31, 2016 and 2015 and the years ended August 31, 2015 and 2014 which includes the results of operation of Rhino from the date that the Company acquired majority control, as adjusted for provisional changes in the fair value of certain Rhino assets and liabilities as of the date of the transaction.

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

Summary

Historical year ended December 31, 2016 compared to four months ended December 31, 2015, and historical years ended August 31, 2015 and 2014 (in millions)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data on a historical basis for the year ended December 31, 2016, the four months ended December 31, 2015 and the years ended August 31, 2015 and 2014.

	Historical
		Four Months
	Year ended	Ended	Years ended
	December 31,	December 31,	August 31,
	2016	2015**	2015	2014
Statement of Operations Data:
Total revenues	$138.6	$—	$0.3	$—
Costs and expenses:
Cost of operations	111.6	—	0.3	—
Freight and handling costs	1.3	—	—	—
Depreciation, depletion and amortization	4.5	0.2	0.1	—
Selling, general and administrative	14.1	0.8	0.4	0.8
Asset impairment	16.7	—	—	—
Total costs and expenses	148.2	1.0	0.8	0.8
(Loss) from operations	(9.7)	(1.0)	(0.5)	(0.8)
Other income (expense):
Interest expense	(4.3)	—	—	—
Other	—	(0.2)	—	—
Equity in (loss) income of unconsolidated affiliates	(0.2)	—	—	—
Total other income (expense)	(4.5)	(0.2)	—	—
Net (loss) before discontinued operations and noncontrolling interest	(14.2)	(1.2)	(0.5)	(0.8)
Income from discontinued operations	0.7	-	-	-
Net loss before noncontrolling interest	(13.5)	(1.2)	(0.5)	(0.8)
Other Financial Data
Adjusted EBITDA	$11.3	$(1.0)	$(0.4)	$(0.8)

* Totals may not foot due to rounding

** Operating results for the four months ended December 31, 2014 included no revenues and $0.08 of selling, general and administrative expense and ($0.01) of other income (loss).

Year Ended December 31, 2016 Compared to Year Ended August 31, 2015

Summary

Tons Sold. The following table presents tons of coal sold by reportable segment for the years ended December 31, 2016 and August 31, 2015:

	Year ended December 31,	Year ended August 31,	Increase (decrease)
Segment	2016	2015	Tons	%*
	(in thousands, except %)
Central Appalachia	558.6	4.2	554.4	13200%
Northern Appalachia	464.3	-	464.3	n/a
Rhino Western	717.6	-	717.6	n/a
Illinois Basin	1,033.4	-	1,033.4	n/a
Total*	2,773.9	4.2	2,769.7	65,946%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 2.8 million tons of coal in the year ended December 31, 2016 as compared to approximately 4 thousand tons sold for the year ended August 31, 2015. The increase in total tons sold year-to-year was primarily due to the acquisition of Rhino on March 17, 2016.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the year ended December 31, 2016 and the year ended August 31, 2015:

	Year Ended December 31,	Year Ended August 31,	Increase (Decrease)
Segment	2016	2015	$	%*
(in millions except per ton data and %)
Central Appalachia
Coal revenues	$32.8	$0.3	$32.5	10834%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.2	-	0.2	n/a
Total revenues	$33.0	$0.3	$32.7	10900%
Coal revenues per ton*	$58.66	$67.26	$(8.60)	(13%)
Northern Appalachia
Coal revenues	$24.4	$-	$24.4	n/a
Freight and handling revenues	1.3	-	1.3	n/a
Other revenues	5.9	-	5.9	n/a
Total revenues	$31.6	$-	$31.6	n/a
Coal revenues per ton*	$52.47	$ n/a	$52.47	n/a
Rhino Western
Coal revenues	$26.8	$-	$26.8	n/a
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$26.8	$-	$26.8	n/a
Coal revenues per ton*	$37.36	$ n/a	$37.36	n/a
Illinois Basin
Coal revenues	$46.8	$-	$46.8	n/a
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	-	0.1	n/a
Total revenues	$46.9	$-	$46.9	n/a
Coal revenues per ton*	$45.25	$ n/a	$45.25	n/a
Other**
Coal revenues	$-	$-	$-	n/a
Freight and handling revenues	-	-	-	n/a
Other revenues	0.3	-	0.3	n/a
Total revenues	$0.3	$-	$0.3	n/a
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$130.8	$0.3	$130.5	43500%
Freight and handling revenues	1.3	-	1.3	n/a
Other revenues	6.5	-	6.5	n/a
Total revenues	$138.6	$0.3	$138.3	46100%
Coal revenues per ton*	$47.15	$67.26	$(20.11)	(30%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our revenues increased to $138.6 million in the year ended December 31, 2016 as compared to $0.3 million in the year ended August 31, 2015. Operations in the 2015 period included the initial operation in West Virginia of Blue Grove which operated the GS Energy mine commencing in June 2015. These operations were subsequently suspended at the end of July when the coal purchaser filed Chapter 11 Bankruptcy. The Company collected its unpaid receivables during the last quarter of 2016. On March 17, 2016, Royal acquired the majority of Rhino and began consolidating its operations. We sold 4.2 thousand tons of coal in the 2015 period and approximately 2.8 million tons in the 2016 period.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the year ended December 31, 2016 and the year ended August, 31, 2015:

	December 31,	August 31,	Increase/(Decrease)
Segment	2016	2015	$	% *
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$21.9	$0.3	$21.6	7200%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.2	0.1	1.1	1100%
Selling, general and administrative	11.6	0.4	11.2	2800%
Total costs	34.7	0.8	33.9	4238%
Cost of operations per ton*	$39.21	$67.63	$(28.42)	(42%)
Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$22.7	$-	$22.7	n/a
Freight and handling costs	1.3	-	1.3	n/a
Depreciation, depletion and amortization	0.6	-	0.6	n/a
Selling, general and administrative	0.1	-	0.1	n/a
Total costs	24.7	-	24.7	n/a
Cost of operations per ton*	$48.89	$ n/a	$48.89	n/a
Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$22.8	$-	$22.8	n/a
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.0	-	1.0	n/a
Selling, general and administrative	0.1	-	0.1	n/a
Total costs	23.9	-	23.9	n/a
Cost of operations per ton*	$31.77	$ n/a	$31.77	n/a
Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$43.7	$-	$43.7	n/a
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.7	-	1.7	n/a
Selling, general and administrative	0.2	-	0.2	n/a
Total costs	45.6	-	45.6	n/a
Cost of operations per ton*	$42.29	$ n/a	$42.29	n/a
Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$0.5	$-	$0.5	n/a
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	-	-	-	n/a
Selling, general and administrative	2.1	-	2.1	n/a
Total costs	2.6	-	2.6	n/a
Cost of operations per ton**	n/a	n/a	n/a	n/a
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$111.6	$0.3	$111.3	37100%
Freight and handling costs	1.3	-	1.3	n/a
Depreciation, depletion and amortization	4.5	0.1	4.4	4400%
Selling, general and administrative	14.1	0.4	13.7	3425%
Total costs	131.5	0.8	130.7	16337%
Cost of operations per ton*	$40.23	$67.63	$(27.40)	(41%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, per ton measurements are not presented for our Other category.

Cost of Operations. Total cost of operations was $111.6 million for the year ended December 31, 2016 as compared to $0.3 million for the year ended August 31, 2015. Our cost of operations per ton was $40.23 for the year ended December 31, 2016, a decrease of $27.40, or 41%, from the year ended August 31, 2015. Total cost of operations for all segments increased due to the acquisition of Rhino on March 17, 2016. The increase in the cost of operations on a per ton basis was due to the acquisition of Rhino.

Freight and Handling. Total freight and handling cost for the year ended December 31, 2016 increased by $1.3 million, or 100%, to $1.3 million. This increase was due to the acquisition of Rhino on March 17, 2016.

Depreciation, Depletion and Amortization. Total DD&A expense for the year ended December 31, 2016 was $4.5 million as compared to $0.1 million for the twelve months ended August 31, 2015. The increase is due to the acquisition of Rhino on March 17, 2016.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2016 increased to $14.1 million as compared to $0.4 million for the year ended August 31, 2015. This increase was due to the acquisition of Rhino on March 17, 2016.

Asset impairment. Asset impairment for the year ended December 31, 2016 was $16.7 million compared to $0 million for the year ended August 31, 2015. The 2016 asset impairment of $16.7 million reflects an impairment charge in our Central Appalachia segment from the impairment of the Blaze Mining royalty agreement in West Virginia.

Interest Expense. Interest expense for the year ended December 31, 2016 was $4.3 million as compared to $0 million for the year ended August 31, 2015, an increase of $4.3 million, or 100%. This increase was due acquisition of Rhino Energy on March 17, 2016.

Adjusted EBITDA from Continuing Operations (Amended). The following table presents Adjusted EBITDA from continuing operations by reportable segment for the years ended December 31, 2016 and August 31, 2015:

			Increase
Segment	2016	2015	(Decrease)
	(in millions)
Central Appalachia	$(0.5)	$(0.4)	$(0.1)
Northern Appalachia	7.5	-	7.5
Rhino Western	3.8	-	3.8
Illinois Basin	3.0	-	3.0
Other	(2.5)	-	(2.5)
Total	$11.3	$(0.4)	$11.7

Adjusted EBITDA for the year ended December 31, 2016 was $11.3 million, which was an $11.7 million increase compared to the year ended August 31, 2015. Adjusted EBITDA increased due to the improvement year-to-year in our loss, due mostly to the acquisition of Rhino. Please read “Reconciliation of Adjusted EBITDA to Net Income by Segment” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliation of Adjusted EBITDA to Net Income by Segment (Amended)

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

Year ended December 31, 2016	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total

Net (loss) income from continuing operations	$(20.0)	$6.7	$2.5	$0.5	$(3.9)	$(14.2)
Plus:
DD&A	1.2	0.6	1.0	1.7	0.0	4.5
Interest expense	1.6	0.2	0.3	0.8	1.4	4.3
EBITDA from continuing operations†*	$(17.2)	$7.5	$3.8	$3.0	$(2.5)	$(5.4)

Plus: Non-cash asset impairment and other non-cash charges**	16.7	-	-	-	-	16.7
Adjusted EBITDA†*	$(0.5)	$7.5	$3.8	$3.0	$(2.5)	$11.3

Year ended August 31, 2015	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total

Net (loss) income from continuing operations	$(0.5)	$-	$-	$-	$-	$(0.5)
Plus:
DD&A	0.1	-	-	-	-	0.1
Interest expense	-	-	-	-	-	-
EBITDA from continuing operations†*	$(0.4)	$-	$-	$-	$-	$(0.4)

Plus: Non-cash asset impairment and other non-cash charges**	-	-	-	-	-	-
Adjusted EBITDA†*	$(0.4)	$-	$-	$-	$-	$(0.4)

†	Calculated based on actual amounts and not the rounded amounts presented in this table.

*	Totals may not foot due to rounding.

**	The total $16.7 million of non-cash impairment charges incurred during the twelve months ended December 31, 2016 related to the impairment in the Central Appalachia segment of the Blaze Mining royalty. Please see our more detailed discussion of these asset impairment and related charges that is included earlier in this section.

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

Years Ended August 31, 2015 and 2014

Revenues and Cost of Revenues

During the year ending August 31, 2015, we disposed of our existing mining and oil and gas assets, and acquired 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia. Also, during the year ended August 31, 2015, we acquired Blue Grove, which is the exclusive operator for GS Energy, which owns and leases approximately 6,000 net acres of coal and coalbed methane mineral rights and a surface coal mine in McDowell County, West Virginia. We also entered into an agreement to acquire GS Energy, the completion of which was subject to the completion of an audit of GS Energy and due diligence. Pending the completion of the acquisition of GS Energy, Blue Grove began surface mining of the minerals owned or leased by GS Energy. The Company also has entered into option agreements to acquire other coal assets, and is evaluating the purchase of other coal mines in the Appalachian region.

Our revenues from coal mining commenced during the month of June 2015. We had no revenues during the prior fiscal year. Below is a summary of the revenues and expenses from our coal mining operations in the year ending August 31, 2015.

Revenues		$281,276
Cost of revenues:
Subcontractor costs	$200,312
Hauling expense	20,035
Production taxes	20,130
Royalties	18,287
Engineering, analysis and other	24,044
Total cost of sales		282,808
Gross margin (loss)		$(1,532)

The Company produced 4,182 tons at an average sales price of $67 per ton. Subcontract costs averaged approximately $48 per ton and hauling expense averaged approximately $5 per ton. Production taxes are based on state rates and royalties are based on contracted amounts. Engineering and analysis are operating requirements.

The Company temporarily suspended coal operations at the end of July 2015 when the coal purchaser filed Chapter 11 Bankruptcy.

Costs and Expenses

Our costs and expenses for the years ended August 31, 2015 and 2014 are summarized as follows:

	2015	2014
Amortization expense	$90,573	$-
Selling, general and administrative expense:
Related party	116,667	402,000
Other	277,474	394,694
Total	$484,714	$796,694

Amortization Expense

The Company acquired a two-year exclusive management agreement and other operational agreements as a part of the acquisition of Blue Grove on June 10, 2015. The value of all of the agreements was being amortized over a two-year period. The 2015 amortization expense of $90,573 represents 2 ½ months of amortization.

Selling, General and Administrative Expenses

Related party – During the year ended August 31, 2015, the Company recorded expense for officer compensation of $116,667. During the year ended August 31, 2014, the Company recorded a $402,000 expense for officer compensation. The compensation was paid with common stock and was determined as the difference between the value of the stock of $502,500 and the amount paid of $100,500.

Other - During the year ended August 31, 2015 and 2014, our other selling, general and administrative expenses were $394,141 and $796,694, respectively. Set forth below is a breakdown of our selling, general and administrative expenses:

	Year ended August 31, 2015	Year ended August 31, 2014
Officer compensation	$116,667	$402,000
Accounting and auditing	92,560	16,435
Legal and other professional services	58,120	19,765
Consulting fees	63,560	348,365
Coal land and mineral rights property taxes	16,842	-
Bad debt expense	13,000	-
Office expenses	5,917	50
Rent	7,420	-
Dues and subscriptions	7,500	-
Travel	4,841	-
Website	6,875	-
New York city and state franchise tax, interest and penalties	-	7,936
Other	839	2,143
Total	$394,141	$796,694

Set forth below is a summary of material changes in our selling, general and administrative expenses:

●	Officer compensation amounted to $116,667 in 2015 and $402,000 in 2014.

●	Accounting and auditing fees were $92,560 in fiscal 2015 as compared to $16,435 in fiscal 2014, an increase of $76,125 in 2015 as compared to 2014. The increase includes $50,000 as a non-refundable retainer to the firm owned by the Company’s CFO, who does not receive separate compensation. The 2015 amount includes all of the 2014 audit cost and $15,000 as a part of the 2015 audit. The other increases are a result of additional services associated with acquisitions and increased activity.

●	Legal and other professional services amounted to $58,120 in fiscal 2015, as compared to $19,765 in fiscal 2014. Professional fees in fiscal 2015 represented legal fees and corporate filings of $44,283, filing agent fees of $4,241, press releases of $2,230 and stock transfer agent fees of $7,366. Professional fees in the fiscal 2014 amounted included legal fees and corporate filings of $14,375, filing agent fees of $3,978 and stock transfer agent fees of $1,412. The increase was the result of a change in control of the Company during the period, as well as increased acquisition activity in the period.

●	Consulting fees declined $284,805 from $348,365 in 2014 to $63,560 in 2015. In the 2014 period the value of common stock issued for consulting fees amounted to $320,000. In the 2015 period, the value of common stock issued for consulting fees amounted to $41,000.

●	The Company assumed an accrual for property taxes in the amount of $56,598 ($44,142 for 2014 taxes) on April 13, 2015 with the acquisition of Blaze Minerals. An additional accrual of $16,842 was recorded after the acquisition.

●	Bad debt expense of $13,000 in 2015 was recorded on our receivable from coal sales due to the purchaser filing bankruptcy. The reserve is based on an offer to acquire this receivable at 70% of face value.

●	Office expenses increased from $50 in fiscal 2014 to $5,917 in fiscal 2015 as a result of the opening of new corporate office in Charleston, South Carolina. The Company entered into a one-year lease agreement for office space in Charleston, South Carolina which commenced effective April 1, 2015 at the rate of $1,400 per month.

●	The Company incurred dues and subscriptions of $7,500 in fiscal 2015, as compared to $0 in fiscal 2014, representing costs incurred to list the Company’s common stock on the OTC Bulletin Board.

●	The Company incurred travel costs of $4,841 in fiscal 2015 as compared to $0 in fiscal 2014, primarily as a result of travel costs necessary to evaluate acquisitions and raising capital.

●	The Company incurred website costs of $6,875 in fiscal 2015 as compared to $0 in fiscal 2014, primarily relating to efforts to develop and maintain its corporate website.

●	Other expenses amounted to $839 and $2,143 in fiscal 2015 and 2014, respectively.

Other expense (income) for the years ended August 31, 2015 and 2014 was $15,923 and $20,163, respectively, as follows.

	Year ended August 31, 2015	Year ended August 31, 2014
Loss (gain) on commodities trading	$10,660	$(1,451)
Interest and other income	(1,028)	-
Interest expense:
Related party	6,291	21,614
Total	$15,923	$20,163

Loss (gain) on commodities trading amounted to a loss of $10,660 in 2015 and a gain of $1,451 in 2014. The Company discontinued commodities trading during the fiscal year ending August 31, 2015.

Interest and other income in 2015 includes interest income accrued on the Company’s note receivable and interest received on cash balances.

Interest expense amounted to $6,291 for a related party in 2015 and $21,363 in 2014, a decline of $15,072. The related party interest is on a note executed in March 2015 in the amount of $203,593, the proceeds of which were used to repay all existing liabilities of the Company at the time. The 2014 amount included $20,625 in loan fee amortization which was originally paid with common stock.

The Company’s net loss for the years ended August 31, 2015 and 2014 amounted to $502,169 ($0.05 per share) and $816,857 ($0.16 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 10,335,741 shares, as compared to 5,060,675 shares in the 2014 period.

Four Months Ended December 31, 2015 and 2014

Operating Expenses

Operating expenses during the four months ended December 31, 2015 and 2014 are summarized as follows.

	2015	2014

Depreciation and amortization	$144,916	$-
Selling, general and administrative expense	808,728	79,394
	$953,644	$79,394

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

During the four months ended December 31, 2015 and 2014, our selling, general and administrative expenses were $808,728 and $79,394, respectively. Set forth below is a breakdown of our selling, general and administrative expenses:

	2015	2014

Officer compensation	$541,666	$-
Consulting fees	14,000	60,560
Payroll taxes	38,088	-
Other professional services	47,963	5,174
Coal land and mineral rights property taxes	19,621	-
Accounting and auditing	21,912	13,290
Travel	14,156	-
Franchise tax	90,000	-
Other	21,322	370
	$808,728	$79,394

Set forth below is a summary of material changes in our selling, general and administrative expenses:

●	Officer compensation amounted to $541,666 in the 2015 period and none in the 2014 period. During the 2015 period, the Company entered into initial employment agreements with its officers, which provided for bonuses in the form of common stock. Officer compensation expense in 2015 includes $350,000 associated with these bonuses. The remaining officer compensation expense of $191,666 represents non-bonus officer compensation that accrued during the period under the employment agreements.

●	Consulting fees amounted to $14,000 in the 2015 period as compared to $60,560 in the prior year period. The decrease is due to issuing two consulting agreements in the 2014 period which includes $41,000 which was paid with common stock.

●	Payroll taxes in the amount of $38,088 are recorded for the officer compensation in the 2015 period. There was no compensation in the 2014 period.

●	Other professional services in 2015 were $47,963 and represented legal fees of $40,228, engineering fees of $3,806, stock transfer agent fees of $2,264 and filing agent fees of $1,665. In comparison, our professional services were $5,174 in the same period in 2014. The increase was the result of increased acquisition activity in the period.

●	Property taxes in the 2015 period of $19,621 represent accruals of property taxes on the mineral rights acquired by the Company in March 2015. The Company did not own any mineral or property rights in the 2014 period.

●	Accounting and auditing amounted to $21,912 in the 2015 period and $13,290 in the 2014 period. The increase is primarily due to the Company’s growth and acquisition activity.

●	The Company incurred $14,156 in travel costs during the period, primarily associated with continuing acquisition activity.

●	The Company incurred $90,000 of franchise taxes in the 2015 period. The Company did not incur franchise taxes in the 2014 period.

●	Other selling, general and administrative costs amounted to $21,322 in the 2015 period and $370 in the 2014 period. The increase in such expenses in the 2015 period was attributable to increased obligations for rent, website, telephone and other office costs as compared to the 2014 period and is a result of the growth of the Company.

Other expense (income) for the four months ended December 31, 2015 and 2014 was $250,944 and $8,974, respectively, as follows.

	2015	2014

Loss on commodities trading	$-	$8,743
Loss on forfeiture of deposit	250,000	-
Interest and other (income)
Related party	(2,078)	-
Other	(1,061)	(103)
Interest expense
Related party	4,083	-
Other	-	334
	$250,944	$8,974

Loss on commodities trading amounted to a loss of $8,743 in 2014 with no activity in the 2015 period.

Loss on forfeiture of deposit of $250,000 occurred as a result of the Company’s decision not to close on the acquisition of a mine complex in Gatling, Ohio.

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

Our net loss for the four months ended December 31, 2015 and 2014 was $1,204,588 ($0.08 per share) and $88,368 ($0.01 per share), respectively. The weighted average number of shares outstanding during the 2015 period was 14,794,212 shares, as compared to 8,316,217 shares during the 2014 period.

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

Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Original 10-K filing and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Since our credit facility has an expiration date of December 31, 2017, we determined that our credit facility debt liability of $10.0 million at December 31, 2016 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our amended and restated credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 31, 2017 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility. Furthermore, although met coal prices and demand have improved in recent months, if weak demand and low prices for steam coal persist and if met coal prices and demand weaken, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern.

We continue to take measures, including the suspension of cash distributions on Rhino’s common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Years ended December 31, 2016 and August 31, 2015

Net cash provided by operating activities was $6.6 million for the year ended December 31, 2016 as compared to $0.4 million used in operating activities for the year ended August 31, 2015. The increase in cash provided by operating activities is primarily due to the operations from the Rhino acquisition.

Net cash provided by investing activities was $2.3 million for the year ended December 31, 2016 as compared to $0.3 million used in investing activities for the year ended August 31, 2015. The increase in cash provided by investing activities was primarily due to proceeds from the sale of Elk Horn in the year ended December 31, 2016.

Net cash used in financing activities was $15.9 million for the year ended December 31, 2016 as compared to $4.8 million provided by financing activities for the year ended August 31, 2015. The decrease in cash provided by financing activities was primarily due to repayments on debt in the year ended December 31, 2016.

Years ended August 31, 2015 and 2014

Net cash used in operating activities was $0.4 million for the year ended August 31, 2015 as compared to $26.0 thousand used in operating activities for the year ended August 31, 2014. The increase in cash used by operating activities is primarily due to the startup of operations.

Net cash used in investing activities was $0.3 million for the year ended August 31, 2015 as compared to $25.0 thousand used in investing activities for the year ended August 31, 2014. The increase in cash used by investing activities was primarily due to a deposit on a potential acquisition.

Net cash provided by financing activities was $4.8 million for the year ended August 31, 2015 as compared to $19.0 thousand provided by financing activities for the year ended August 31, 2014. The increase in cash provided by financing activities was primarily due to equity raised during the year ended August 31, 2015.

Four months ended December 31, 2015 and 2014

Net cash used in operating activities was $0.1 million for the four month ended December 31, 2015 as compared to $20.0 thousand used in operating activities for the four month December 31, 2014. The increase in cash used by operating activities is primarily due to the startup of operations.

Net cash used in investing activities was $10.0 thousand for the four months ended December 31, 2015 as compared to $9.0 thousand provided by investing activities for the four months December 31, 2014. The change is deemed insignificant to the overall operations.

Net cash provided by financing activities was $3.0 million for the four months ended December 31, 2015 as compared to $11.0 thousand provided by financing activities for the four months ended December 31, 2014. The increase in cash provided by financing activities was primarily due to equity raised during the four months ended December 31, 2015.

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

On March 17, 2016, we entered into the Fourth Amendment of our Amended and Restated Credit Agreement. The Fourth Amendment amended the definition of change of control in the Amended and Restated Credit Agreement to permit Royal to purchase the membership interests of Rhino’s general partner. The Fourth Amendment reduced the borrowing capacity under the credit facility to a maximum of $80 million and reduced the amount available for letters of credit to $30 million. The Fourth Amendment eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and established the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminated Rhino’s capability to make Swing Loans under the facility and eliminated our ability to pay distributions to its common or subordinated unitholders. The Fourth Amendment altered the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by Rhino on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment required us to maintain minimum liquidity of $5 million and minimum EBITDA (as defined in the credit agreement), calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limited the amount of Rhino capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve-month basis. The Fourth Amendment required us to provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the Administrative Agent.

On May 13, 2016, we entered into the Fifth Amendment of our Amended and Restated Credit Agreement that extended the term to July 31, 2017. Per the Fifth Amendment, the credit facility will be automatically extended to December 31, 2017 if revolving credit commitments are reduced to $55 million or less on or before July 31, 2017. The Fifth Amendment immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. The Fifth Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis in amounts equal to each of the following: (i) the face amount of any letter of credit that expires or whose face amount is reduced by any such dollar amount, (ii) the net proceeds received from any asset sales, (iii) the Royal scheduled capital contributions (as outline below), (iv) the net proceeds from the issuance of any equity by us up to $20.0 million (other than equity issued in exchange for any Royal contribution as outlined in the Securities Purchase Agreement or the Royal scheduled capital contributions to us as outlined below), and (v) the proceeds from the incurrence of any subordinated debt. The first $11 million of proceeds received from any equity issued by us described in clause (iv) above shall also satisfy the Royal scheduled capital contributions as outlined below. The Fifth Amendment requires Royal to contribute $2 million to Rhino each quarter beginning September 30, 2016 through September 30, 2017 and $1 million on December 1, 2017, for a total of $11 million. The Fifth Amendment further reduces the revolving credit commitments as follows:

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

The Fifth Amendment requires that on or before March 31, 2017, we shall have solicited bids for the potential sale of certain non-core assets, satisfactory to the administrative agent, and provided the administrative agent, and any other lender upon its request, with a description of the solicitation process, interested parties and any potential bids. The Fifth Amendment limits any payments by us to Rhino’s general partner to: (i) the usual and customary payroll and benefits of the our management team so long as our management team remains employees of our general partner, (2) the usual and customary board fees of Rhino’s general partner, and (3) the usual and customary general and administrative costs and expenses of Rhino’s general partner incurred in connection with the operation of its business in an amount not to exceed $0.3 million per fiscal year. The Fifth Amendment limits asset sales to a maximum of $5 million unless we receive consent from the lenders. The Fifth Amendment altered Rhino’s maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, as follows:

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

The leverage ratios above shall be reduced by 0.50 to 1.00 for every $10 million of aggregate proceeds received by us from: (i) the issuance of Rhino’s equity (excluding any Royal capital contributions) and/or (ii) the proceeds received from the sale of assets, provided that the leverage ratio shall not be reduced below 3.50 to 1.00. The Fifth Amendment removes the $5.0 million minimum liquidity requirement and requires us to have any deposit, securities or investment accounts with a member of the lending group.

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

In December, 2016, we entered into a Seventh Amendment, which allows Rhino’s Series A preferred units as outlined in the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. The Seventh Amendment alters the maximum leverage ratio to 4.0 to 1.0 effective December 31, 2016 through May 31, 2017 and 3.5 to 1.0 from June 30, 2017 through December 31, 2017. The maximum leverage ratio shall be reduced by 0.50 to 1.0 for every $10.0 million of net cash proceeds, in the aggregate, received after the Seventh Amendment date from (i) the issuance of any equity by Rhino and/or (ii) the disposition of any assets in excess of $2.0 million in the aggregate, provided, however, that in no event will the maximum leverage ratio be reduced below 3.0 to 1.0. The Seventh Amendment alters the minimum consolidated EBITDA figure, as calculated on a rolling twelve months basis, to $12.5 million from December 31, 2016 through May 31, 2017 and $15.0 million from June 30, 2017 through December 31, 2017. The Seventh Amendment alters the maximum capital expenditures allowed, as calculated on a rolling twelve months basis, to $20.0 million through the expiration of the credit facility. A condition precedent to the effectiveness of the Seventh Amendment was the receipt of the $13.0 million of cash proceeds received by Rhino from the issuance of the Series A preferred units pursuant to the Preferred Unit Agreement, which we used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfills the required Royal equity contributions as outlined in the previous amendments to Rhino’s credit agreement.

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

Contractual Obligations

The following lists our contractual obligations as of December 31, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Debt obligations	$12,040	$12,040	$-	$-	$-
Asset retirement obligations	27,420	917	4,816	2,293	19,394
Operating lease obligations (a)	2,681	2,533	148	-	-
Diesel Fuel obligations	2,034	2,034	-	-	-
Advance royalties (b)	17,171	1,640	3,280	3,415	8,836
Total	$61,346	$19,164	$8,244	$5,708	$28,230

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

We performed a comprehensive review of our current coal mining operations as well as potential future development projects as of December 31, 2016 to ascertain any potential impairment losses. Based on the impairment analysis, we concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016, except for the Blaze Mining royalty. For the year ended December 31, 2016, the Company recorded a $16.7 million asset impairment related to the Blaze Mining royalty.

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

Item 9A. Controls and Procedures. (Amended)

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

Segregation of Duties: We do not have sufficient controls over financial reporting due to a lack of segregation of duties (which was a continuation of what had existed as of August 31, 2015, as reported in the 2015 Form 10-K). Specifically:

1	There are no formal controls over our cash receipts and disbursements; individuals with control over cash also have significant roles with us, and compensating controls are not adequate to fully reduce this control deficiency.

2	Individuals who have responsibility for recording transactions are also responsible for reconciliations and the financial close process. Our limited number of personnel in turn limits the distribution of review and reconciliation responsibilities.

Financial Close, Consolidation and Reporting: We do not have effective internal controls over our financial close, consolidation and reporting process. During 2016, beginning with the acquisition of controlling interest in Rhino Resource Partners, LP, our financial reporting complexities increased significantly without a corresponding increase in our resources dedicated to maintenance of a control structure and the preparation of financial information to be included in our public filings. We are evaluating various plans to restructure our financial closing process, including engaging additional personnel experienced in financial reporting and evaluating the time commitment and responsibilities of those currently assigned such responsibilities.

Audit Committee Oversight: We do not have an audit committee. When a company does not have an audit committee, the entire board of directors is considered the audit committee under the Securities Exchange Act of 1934. Our board of directors does not include any independent members. We do not have a member of the board of directors designated as our financial expert; nor do we have a code of business conduct and ethics, an audit charter or a whistleblower policy. Therefore, we do not have any independent oversight of our external financial reporting and internal control over financial reporting.

Management’s assessment of its internal controls over financial reporting is limited to its assets and operations other than the Partnership and its subsidiaries. As noted in Item 1, we acquired control of the Partnership on March 17, 2016. The acquisition of control of the Partnership was a material acquisition. The Partnership’s internal controls over financial reporting were last audited for the fiscal year ended December 31, 2014, and were found to be effective at that time. We understand that there have been no material changes to the Partnership’s internal controls over financial reporting since December 31, 2014, but have been unable to completely assess the Partnership’s internal controls as of December 31, 2016. We plan to include an assessment of the Partnership’s and its subsidiaries internal controls over financial reporting in our annual report for the year ended December 31, 2017.

(c)	Attestation Report of the Registered Public Accounting Firm.

The attestation report of Brown Edwards & Company, LLP, our independent registered public accounting firm, on our internal control over financial reporting is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm” dated January 29, 2018 included in the Financial Statements included herein in Item 8. The report of Brown Edwards & Company, LLP identified the same material weaknesses in our internal controls over financial reporting, as described in management’s report above.

(d)	Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

EXHIBIT LIST

Exhibit Number	Description	Filer

23.1*	Consent of GZTY CPA GROUP LLC	Royal

23.2*	Consent of Paritz & Company, P.A.	Royal

23.3*	Consent of Brown Edwards & Company, LLP	Royal

23.4*	Consent of Marshall Miller and Associates, Inc.	Royal

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

By:	/s/ WILLIAM L. TUORTO
William L. Tuorto
Chief Executive Officer and Director

Date: January 29. 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Tuorto	Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2018
William L. Tuorto

/s/ Douglas C. Holsted	Chief Financial Officer (Principal Financial and Accounting Officer)	January 30, 2018
Douglas C. Holsted

/s/ Brian Hughs	Director	January 30, 2018
Brian Hughs

INDEX TO FINANCIAL STATEMENTS

ROYAL ENERGY RESOURCES, INC.

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of December 31, 2016 and August 31, 2015	F-7

Consolidated Statements of Operations and Comprehensive Income for the Year Ended December 31, 2016, the four months ended December 31, 2015, and the Years Ended August 31, 2015 and 2014	F-8

Consolidated Statements of Stockholder’s Equity (Deficit) for the Year Ended December 31, 2016, the four months ended December 31, 2015, and the Years Ended August 31, 2015 and 2014	F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, the four months ended December 31, 2015, and the Years Ended August 31, 2015 and 2014	F-10

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Those Charged with Governance of

Royal Energy Resources, Inc.

Charleston, SC

We have audited the accompanying consolidated balance sheet of Royal Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year then ended and the consolidated statements of operations and comprehensive income and cash flows for the four-month period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of August 31, 2015 and 2014 were audited by other auditors whose reports dated November 24, 2015, and December 8, 2014, respectively, expressed unqualified opinions on those statements but included an emphasis of a matter paragraph related to the Company’s ability to continue as a going concern.

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

The accompanying consolidated financial statements include the financial position and results of Rhino Resource Partners, LP (“Rhino”), which are significant to the consolidated financial statements. As described in Note 3, Rhino was acquired in 2016, and certain of the provisional values assigned to acquired assets and liabilities were subject to change as valuations were finalized in the first quarter of 2017. As further discussed in Note 26 (Unaudited), such revisions significantly impacted the carrying values of assets, liabilities and the results of operations and resulted in a bargain purchase gain.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, at December 31, 2016, beyond the operations of Rhino, the Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. This raises substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Energy Resources, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 29, 2018, expressed an adverse opinion.

/s/ Brown Edwards & Company, LLP

CERTIFIED PUBLIC ACCOUNTANTS

513 State Street Bristol, Virginia
March 31, 2017, except for the reference to our report on internal control over financial reporting and the disclosures in Footnote 25, as to which the date is January 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Those Charged with Governance of
Royal Energy Resources, Inc.

Charleston, SC

We have audited Royal Energy Resources, Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Royal Energy Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

Management has elected to exclude from this engagement the internal controls over financial reporting of Rhino Resource Partners LP, its consolidated subsidiary acquired on March 17, 2016, relying on the guidance provided by the Division of Corporation Finance of the Securities and Exchange Commission under the topic Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports in its Frequently Asked Questions (revised September 24, 2007), specifically Question 3. Therefore, the audit of internal controls over financial reporting does not include the controls of Rhino Resource Partners LP at December 31, 2016. Management’s report on internal controls over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 and its separate attestation related to disclosure controls and procedures filed under Item 9A with this Form 10-K/A also includes language related to the exclusion of the internal controls over financial reporting of Rhino Resource Partners LP.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Segregation of Duties: Royal Energy Resources, Inc. does not have sufficient controls over financial reporting due to a lack of segregation of duties. Specifically:

1	There are no formal controls over cash receipts and disbursements; individuals with control over cash also have significant roles with the Company, and compensating controls are not adequate to fully reduce this control deficiency.

2	Individuals who have responsibility for recording transactions are also responsible for reconciliations and the financial close process. The limited number of personnel in turn limits the distribution of review and reconciliation responsibilities.

Financial Close, Consolidation and Reporting: Royal Energy Resources, Inc. does not have effective internal controls over its financial close, consolidation and reporting process. During 2016, beginning with the acquisition of controlling interest in Rhino Resource Partners, LP, its financial reporting complexities increased significantly without a corresponding increase in the resources dedicated to maintenance of a control structure and the preparation of financial information to be included in its public filings.

Audit Committee Oversight: Royal Energy Resources, Inc. does not have an audit committee. When a company does not have an audit committee, the entire board of directors is considered the audit committee under the Securities Exchange Act of 1934. Principle 2, Board of Directors of COSO Small Companies Guidance states, “[w]hen a board chooses not to have an audit committee, the full board performing the activities described should have a sufficient number of independent members.” Royal Energy Resources, Inc.’s board of directors does not include any independent members. The Company does not have a member of the board of directors designated as its financial expert; nor does it have a code of business conduct and ethics, an audit charter or a whistleblower policy. Therefore the Company does not have any independent oversight of its external financial reporting and internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 31, 2017, except for the reference to our report on internal control over financial reporting and the disclosures in Footnote 25, as to which the date is January 29, 2018, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Royal Energy Resources, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control— Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows of Royal Energy Resources, Inc., for the year then ended and the consolidated statements of operations and comprehensive income and cash flows for the four-month period ended December 31, 2015, and our report dated March 31, 2017, except for the reference to our report on internal control over financial reporting and the disclosures in Footnote 25, as to which the date is January 29, 2018, expressed an unqualified opinion.

Our report on the consolidated financial statements as of and for the year ended December 31, 2016, and for the four-month period ended December 31, 2015, included two emphasis of a matter paragraphs, the first of which discussed that the accompanying consolidated financial statements include the financial position and results of Rhino Resource Partners, LP (“Rhino”), which are significant to the consolidated financial statements. As described in Note 3, Rhino was acquired in 2016, and certain of the provisional values assigned to the acquired assets and liabilities were subject to change as valuations were finalized in the first quarter of 2017. As further discussed in Note 26 (Unaudited), such revisions significantly impacted the carrying values of assets, liabilities and the results of operations and resulted in a bargain purchase gain.

The second emphasis of a matter paragraph disclosed that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, at December 31, 2016, beyond the operations of Rhino, the Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. This raises substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brown Edwards & Company, LLP

CERTIFIED PUBLIC ACCOUNTANTS

513 State Street

Bristol, Virginia

January 29, 2018

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

December 8, 2014

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

Royal Energy Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

Year ended December 31, 2016, Four months ended December 31, 2015 and years ended August 31, 2015 and 2014

(in thousands, except shares)

							Accumulated
	Preferred stock		Common stock		Additional Paid In	Non-Controlling	Other Comprehensive	Treasury	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Income (Loss)	Stock	Receivable	Deficit	Total

Balance, August 31, 2013	100,000	$-	179,609	$1	$3,513	$-	$-	$-	$-	$(3,692)	$(178)
Treasury stock acquired	-	-	(5,292)	-	-	-	-	(3)	-	-	(3)
Common stock issued for:											-
Consulting contract	-	-	800,000	-	320	-	-	-	-	-	320
Amounts due related party and compensation	-	-	6,700,000	-	502	-	-	-	-	-	502
Loan extension fee	-	-	275,000	-	21	-	-	-	-	-	21
Loan principal	-	-	300,000	-	22	-	-	-	-	-	22
Net loss	-	-	-	-	-	-	-	-	-	(817)	(817)
Balance, August 31, 2014	100,000	$-	8,249,317	$1	$4,378	$-	$-	$(3)	$-	$(4,509)	$(133)
Sell treasury stock	-	-	5,292	-	(2)	-	-	3	-	-	1
Common stock issued for:											-
Consulting contract	-	-	410,000	-	41	-	-	-	-	-	41
Acquisition of Blaze Minerals	-	-	2,803,621	-	7,009	-	-	-	-	-	7,009
Acquisition of Blue Grove	-	-	350,000	-	875	-	-	-	-	-	875
Cash	-	-	2,032,000	-	4,505	-	-	-	-	-	4,505
Retire preferred stock	(49,000)	-	-	-	(13)	-	-	-	-	-	(13)
Net loss	-	-	-	-	-	-	-	-	-	(502)	(502)
Balance August 31, 2015	51,000	-	13,850,230	1	16,793	-	-	-	-	(5,011)	11,783
Common stock issued for:											-
Cash	-	-	1,218,000	-	3,045	-	-	-	-	-	3,045
Services	-	-	95,597	-	500	-	-	-	-	-	500
Modification of Blue Grove transaction	-	-	(340,000)	-	(534)	-	-	-	-	-	(534)
Net loss	-	-	-	-	-	-	-	-	-	(1,204)	(1,204)
Balance December 31, 2015	51,000	-	14,823,827	1	19,804	-	-	-	-	(6,215)	13,590
Common stock issued for:
Cash	-	-	112,500	-	900	-	-	-	-	-	900
Services	-	-	28,094	-	283	-	-	-	-	-	283
Acquisition of Blaze Mining royalty	-	-	1,750,000	-	21,263	-	-	-	-	-	21,263
Conversion of convertible notes payable		-	447,857	-	2,462	-	-		-		2,462
Stock subscription receivable	-	-	50,000	-	213	-	-	-	(213)		-
Mark-to-market investment	-	-	-	-	-	740	874	-	-	-	1,614
Initial valuation of non-controlling interest	-	-	-	-	-	3,524	-	-	-	-	3,524
Change in proportion of non-controlling interest	-	-	-	-	2,370	(2,370)	-	-	-	-
New units issued by subsidiary	-	-	-	-	-	35,193	-	-	-	-	35,193
Net loss	-	-	-	-	-	817	-	-	-	(14,364)	(13,547)
Balance December 31, 2016	51,000	$-	17,212,278	$1	$47,295	$37,904	$874	$-	$(213)	$(20,579)	$65,282

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year Ended December 31, 2016, Four Months Ended December 31, 2015, and Years Ended August 31, 2015 and 2014

(in thousands)

		Four
	Year ended	Months ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	August 31, 2015	August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,547)	$(1,204)	$(502)	$(817)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	4,915	145	91	-
Accretion of asset retirement obligations	1,131	-	-	-
Amortization of deferred revenue	(1,174)	-	-	-
Amortization of advance royalties	818	-	-	-
Amortization of debt issuance costs	975	-	-	-
Loss on retirement of advance royalties	44	-	-	-
Loss on sale of marketable securities	-	-	10	-
Loss (gain) on sale/disposal of assets, net	(593)	-	-	-
Loss on forfeiture of deposit		250
Equity-based compensation	791	375	41	341
Equity-based compensation - former related party	-	-	-	402
Equity in loss of unconsolidated affiliates	144	-	-	-
Distributions from unconsolidated affiliate	300	-	-	-
Accrued interest income - related party	(6)	(2)	(1)	-
Accrued interest expense - related party	12	4	6	-
Provision (recovery) of bad debts	49	-	13	-
Asset impairment	16,746	-	-	-
Change in assets and liabilities:	-	-	-	-
Accounts receivable	(3,123)	-	(44)	-
Inventories	(1,290)	-	-	-
Advance royalties	(721)	-	-	-
Prepaid expenses and other assets	229	-	(1)	-
Accounts payable	1,801	231	16	48
Accounts payable - related party	20	-	-	-
Accrued expenses and other liabilities	(147)	90	-	-
Asset retirement obligations	(822)	-	-	-
Net cash provided by (used in) operations	6,552	(111)	(371)	(26)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Rhino Resource Partners LP	(4,500)	-	-	-
Investment in Blaze Mining royalty	150	-	-	-
Note receivable - related party	-	-	(43)	-
Cash acquired in acquisitions	619	-	6	-
Treasury stock transactions	-	-	1	(3)
Marketable securities	-	-	9	(20)
Deposit	-	-	(250)	-
Advances to related party	-	(10)	-	-
Proceeds from sale of Elk Horn	11,100	-	-	-
Other	35	-	-	-
Additions to property, plant and equipment	(5,075)	-	-	(2)
Net cash (used in) investing activities	2,329	(10)	(277)	(25)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	101,050	-	-	-
Repayments on line of credit	(132,509)	-	-	-
Payments on debt issuance costs	(1,594)	-	-	-
Loan proceeds	4,000	-	-	18
Non-controlling interest	10,960	-	-	-
Proceeds of related party loans	100	-	404	-
Advances from related parties, net	-	-	2	1
Proceeds from issuance of common stock	900	3,045	4,505	-
Repayment of notes payable and long-term debt	(1,156)	-	(83)	-
Proceeds from issuance of convertible notes	2,350	-	-	-
Net cash provided by (used in) financing activities	(15,899)	3,045	4,828	19
Net increase (decrease) in cash and cash equivalents	(7,018)	2,924	4,180	(32)
Cash, beginning of period	7,104	4,180	-	32
Cash, end of period	$86	$7,104	$4,180	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, AUGUST 31, 2015 AND 2014

AND THE FOUR MONTHS ENDED DECEMBER 31, 2015

1. ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“Royal”) and its wholly owned subsidiaries, Rhino GP LLC (“Rhino GP”), Blaze Minerals, LLC (“Blaze Minerals”), a West Virginia limited liability company and Blue Grove Coal, LLC (“Blue Grove”), a West Virginia limited liability company and its majority owned subsidiary Rhino Resource Partners LP (“Rhino”)(the “Partnership”)(OTCQB:RHNO), a Delaware limited partnership (collectively the “Company”). Rhino GP is the general partner of Rhino.

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

Acquisition of Rhino GP LLC and Rhino Resource Partners LP

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

On April 13, 2016, Royal acquired 114,814 subordinated units for $115 in cash. After issuing other new units during the period, the Company’s ownership became 84.5% of the common units and 85.8% of the subordinated units for a combined ownership of 84.6% until December 30, 2016.

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

Acquisition of Rhino Resource Partners LP

( in thousands)

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

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2016 and 2015 and August 31, 2015 are summarized as follows:

	December 31, 2016	August 31, 2015
	(in thousands)
Coal properties, mining and other equipment	$69,684	$7,066
Total	69,684	7,066
Less accumulated depreciation, depletion and amortization	(4,572)	-
	$65,112	$7,066

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

	December 31,		August 31,	August 31,
	2016	2015	2015	2014
	(in thousands)
Depreciation and amortization expense for coal properties, mining and other equipment and mine development costs	$4,572	$-	$-	$-
Amortization expense for intangible assets	67	145	91	-
Amortization expense for asset retirement costs	(136)	-	-	-
	$4,503	$145	$91	$-

Asset Impairments-2016

The Company performed a comprehensive review of our current coal mining operations as well as potential future development projects for the year ended December 31, 2016 to ascertain any potential impairment losses. Based on the impairment analysis, the Company concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities was impaired at December 31, 2016, except for the Blaze Mining royalty As production from this property had not begun at December 31, 2016, the Company engaged a third-party engineer to provide an estimate of fair value. The specialist valued the royalty interests at $4.4 million. Accordingly, the Company recorded an asset impairment loss of $16.7 million in the fourth quarter of 2016.

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

Intangible assets as of December 31, 2016 and August 31, 2015 consist of the following:

	December 31, 2016	August 31, 2015
	(in thousands)
Blue Grove contract rights	$101	$870
Accumulated amortization	(68)	(91)
	$33	$779

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

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2016 and August 31, 2015 consisted of the following:

	December 31, 2016	August 31, 2015
	(in thousands)
Deposits and other	$218	$250
Non-current receivable	27,157	-
Deferred expenses	216	-
	$27,591	$250

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

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2016 and 2015 and August 31, 2015 consisted of the following:

	December 31, 2016	August 31, 2015
	(in thousands)
Payroll, bonus and vacation expense	$1,721	$17
Non-income taxes	2,669	29
Royalty expenses	1,617	-
Accrued interest	601	-
Health claims	630	-
Workers' compensation & pneumoconiosis	2,450	-
Accrued insured litigation claims	277	-
Other	867	10
Due Rhino GP	573	-
	$11,405	$56

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

The credit facility is fully and unconditionally, jointly and severally guaranteed by Rhino and substantially all of its wholly owned subsidiaries. Borrowings under the credit facility are collateralized by the unsecured assets of Rhino and substantially all of its wholly owned subsidiaries. See Note 12 for a more complete discussion of the Company’s debt obligations.

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

20. MAJOR CUSTOMERS

The Company had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables.

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

25. DISCONTINUED OPERATIONS (AMENDED)

Elk Horn Coal Leasing

In August 2016, the Company entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Company received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The Company valued the Elk Horn assets at their sale value and recognized no gain or loss on the sale. Discontinued operations includes the earnings from operations since the acquisition date.

Major components of net income from discontinued operations for the period from the date of acquisition of Rhino to the date of sale is summarized as follows:

Other revenues	$1,707
Cost of operations (exclusive of depreciation, depletion and Amortization shown separately below)	650
Depreciation, depletion and amortization	237
Selling, general and administrative (exclusive of depreciation, depletion And amortization shown separately above)	161
Interest expense and other	9
Income from discontinued operations	$650

Cash Flows. The depreciation, depletion and amortization amounts for Elk Horn for the period presented is listed in the previous table. The Company did not fund any capital expenditures for Elk Horn for the period presented. Elk Horn did not have any material non-cash investing items for the period presented.

26. REVISION TO RHINO ACQUISITION AMOUNTS (UNAUDITED)

The Rhino acquisition was completed in three steps as described in Note 3. The fair value of Rhino’s property, plant and equipment was determined by an independent, third-party appraiser that completed their report during the first quarter of 2017. The fair value of Rhino’s coal properties were based on observable inputs from market transactions that closely related to the nature of Rhino’s coal properties. The asset retirement obligations of Rhino were adjusted to fair value based upon current risk adjusted discount rates. The original provisional assets and liabilities were adjusted as of March 31, 2017 within the one year measurement period. The total income statement impact of these adjustments was recognized during the three months ended March 31, 2017. The table below reflects the fair value of the assets acquired and the liabilities assumed for the acquisition of Rhino.

	Adjusted Values (Unaudited)	Provisional Amounts (See Note 3)
	(in thousands)
Assets:
Current assets	$25,851	$23,117
Property, plant and equipment*	229,950	66,812
Other non-current assets	37,673	40,047
Goodwill	-	7,594
Liabilities:
Current liabilities	60,211	62,810
Long-term debt, net of current portion	2,536	2,536
Asset retirement obligations, net of current portion	17,986	27,108
Other non-current Liabilities	37,090	37,092

*Property, plant and equipment as adjusted consists of the follow classes:
Land	$10,994
Mineral rights	43,552
Buildings and equipment	174,374
Construction in progress	1,030
Total	$229,950

The provisional amount at December 31, 2016 was calculated at a composite amount and not allocated to individual classes.

