Form 10-K
period 2017-12-31
Royal Energy Resources, Inc.
filed 2018-04-17
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s equity held by non-affiliates of the registrant was approximately $32.5 million based on the closing price of the registrant’s common stock on the OTC Bulletin Board on such date. As of March 23, 2018, the registrant had 18,579,293 shares of common stock (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Convertible Preferred Stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in “Part 1, Item 1A. Risk Factors.” The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our ability to maintain adequate cash flow and to obtain additional financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations;

●	our future levels of indebtedness and compliance with debt covenants;

●	sustained depressed levels or further declines in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions;

●	declines in demand for electricity and coal;

●	current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal;

●	extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs;

●	difficulties in obtaining and/or renewing permits necessary for operations;

●	a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane;

●	poor mining conditions resulting from the effects of prior mining;

●	the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives;

●	fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal;

●	a shortage of skilled labor, increased labor costs or work stoppages;

●	our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable;

●	material inaccuracies in our estimates of coal reserves and non-reserve coal deposits;

iv

●	existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal;

●	federal and state laws restricting the emissions of greenhouse gases;

●	our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property;

●	our dependence on a few customers and our ability to find and retain customers under favorable supply contracts;

●	changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices;

●	changes in governmental regulation of the electric utility industry;

●	defects in title in properties that we own or losses of any of our leasehold interests;

●	our ability to retain and attract senior management and other key personnel;

●	material inaccuracy of assumptions underlying reclamation and mine closure obligations; and

●	weakness in global economic conditions.

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

Since acquiring control of us, Mr. Tuorto has repositioned us to focus on the acquisition of natural resources assets, including coal, oil, gas and renewable energy. To that effect, we have entered into the following initial transactions:

●	On April 17, 2015, we completed the acquisition of all issued and outstanding membership units of Blaze Minerals, LLC, a West Virginia limited liability company (“Blaze Minerals”), from Wastech, Inc. Blaze Minerals’ sole asset consists of 40,976 net acres of coal and coal-bed methane mineral rights, located across 22 counties in West Virginia (the “Mineral Rights”). We acquired Blaze Minerals by the issuance of 2,803,621 shares of common stock. The shares were valued at $7,009,053 based upon a per share value of $2.50 per share, which was the price at which we issued our common stock in a private placement at the time. The value of the Mineral Rights was written down to $0 at December 31, 2017 due to deterioration in the market for coal properties in West Virginia, and the absence of current efforts to market or develop the Mineral Rights.

●	On April 20, 2015, we exercised the put option to acquire the remaining 49,000 shares of Series A Preferred Stock owned by Mr. Roth in consideration for the Subsidiaries. As a result, Mr. Tuorto became the sole owner of all outstanding shares of Series A Preferred Stock, and we ceased to be in the business of pursuing gold, silver, copper and rare earth metals mining concessions in Romania.

●	On May 14, 2015, we entered into an Option Agreement to acquire substantially all the assets of Wellston Coal, LLC (“Wellston”) for 500,000 shares of common stock. We paid a nominal sum for the option and had the right to complete the purchase through September 1, 2015 (which was later extended to December 31, 2016). Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia. We planned to close on the acquisition of Wellston after the satisfactory completion of due diligence on the assets and operations. On September 13, 2016, Wellston sold its assets to an unrelated third party, and we received a royalty of $1 per ton on the first 250,000 tons of coal mined from the property in consideration for a release of our lien on Wellston’s assets.

●	On May 29, 2015, we entered into an Option Agreement with Blaze Energy Corp. (“Blaze Energy”) to acquire all of the membership units of Blaze Mining Company, LLC (“Blaze Mining”), which is a wholly-owned subsidiary of Blaze Energy. Under the Option Agreement, as amended, we had the right to complete the purchase through March 31, 2016 by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controlled operations for and had the right to acquire 100% ownership of the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia under a contract with Gary Partners, LLC, which owned the property. On February 22, 2016, we facilitated a series of transactions wherein: (i) Blaze Mining and Blaze Energy entered into an Asset Purchase Agreement to acquire substantially all of the assets of Gary Partners, LLC; (ii) Blaze Mining entered into an Assignment Agreement to assign its rights under the Asset Purchase Agreement to a third party; and (iii) we and Blaze Energy entered into an Option Termination Agreement, as amended, whereby the following royalties granted to Blaze Mining under the Assignment Agreement were assigned to us: a $1.25 per ton royalty on raw coal or coal refuse mined or removed from the property, and a $1.75 per ton royalty on processed or refined coal or coal refuse mined or removed from the property (the “Royalties”). Pursuant to the Option Termination Agreement, the parties thereby agreed to terminate the Option Agreement by the issuance of 1,750,000 shares of our common stock to Blaze Energy in consideration for the payment by Blaze Energy of $350,000 to us and the assignment by Blaze Mining of the Royalties to us. The transactions closed on March 22, 2016. Pursuant to an Advisory Agreement with East Coast Management Group, LLC (“ECMG”), we agreed to compensate ECMG $200,000 in cash; $0.175 of the $1.25 royalty on raw coal or coal refuse; and $0.25 of the $1.75 royalty on processed or refined coal for its services in facilitating the Option Termination Agreement. The value of the investment was written down to $1.8 million at December 31, 2017 due to a current pending option to sell such investment for $1.8 million.

●	As described in more detail below, we acquired control of the Partnership on March 17, 2016.

●	We are currently evaluating a number of additional coal mining assets for acquisition.

Acquisition of Rhino GP, LLC and Rhino Resource Partners, LLC (“the Partnership”)

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

On March 21, 2016, we entered into a Securities Purchase Agreement (the “SPA”) with the Partnership, under which we purchased 6,000,000 newly issued common units of the Partnership for $1.50 per common unit, for a total investment in the Partnership of $9,000,000. Closing under the SPA occurred on March 22, 2016. We paid a cash payment of $2,000,000 and issued a promissory note in the amount of $7,000,000 to the Partnership, which was payable without interest on the following schedule: $3,000,000 on or before July 31, 2016; $2,000,000 on or before September 30, 2016; and $2,000,000 on or before December 31, 2016. On May 13, 2016 and September 30, 2016, we paid the Partnership $3.0 million and $2.0 million, respectively, for the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively. On December 30, 2016, we and the Partnership agreed to extend the maturity date of the final installment of the note to December 31, 2018, and agreed that the note may be converted, at our option, at any time prior to December 31, 2018, into unregistered shares of our common stock at a price per share equal to seventy five percent (75%) of the volume weighted average closing price for the ninety (90) trading days preceding the date of conversion, provided that the average closing price shall be no less than $3.50 per share and no more than $7.50 per share. On September 1, 2017, we elected to convert the $2.0 million promissory note and an additional $2.1 million note (including accrued interest) assigned from Weston, discussed further below, into shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share.

Pursuant to the Securities Purchase Agreement, on March 21, 2016, the Partnership and Royal entered into a registration rights agreement. The registration rights agreement grants Royal piggyback registration rights under certain circumstances with respect to the common units issued to Royal pursuant to the Securities Purchase Agreement.

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

On December 30, 2016, we entered into an Option Agreement with the Partnership, Rhino Holdings, Yorktown, and Rhino GP. Upon execution of the Option Agreement, the Partnership received an option (the “Call Option”) from Rhino Holdings to acquire all of the shares of common stock of Armstrong Energy that are currently owned by investment partnerships managed by Yorktown (the “Armstrong Shares”), which at the time represented approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy is a coal producing company with approximately 445 million tons of proven and probable reserves and six mines located in western Kentucky as of September 30, 2017. The Option Agreement stipulated that the Partnership could exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units (the “Call Option Premium Units”) to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulated the Partnership could exercise the Call Option and purchase the Armstrong Shares in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, would result in Rhino Holdings owning 51% of the fully diluted common units of the Partnership (determined without considering any common units issuable upon conversion of subordinated units or Series A Preferred Units of the Partnership). The purchase of the Armstrong Shares through the exercise of the Call Option would also require us to transfer a 51% ownership interest in Rhino GP to Rhino Holdings. The Partnership’s ability to exercise the Call Option was conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of the Partnership’s revolving credit facility to permit the acquisition of Armstrong Energy.

The Option Agreement also contained an option (the “Put Option”) granted by the Partnership to Rhino Holdings whereby Rhino Holdings had the right, but not the obligation, to cause the Partnership to purchase the Armstrong Shares from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option was dependent upon (i) the entry by Armstrong into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under the Partnership’s revolving credit facility, which occurred on December 27, 2017 (refer to Financing Agreement discussed previously).

The Option Agreement contained customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement and the GP Amendment (defined below). The Partnership had entered into a non-disclosure agreement with Armstrong Energy under which it had inspection rights with regard to the books, records and operations of Armstrong Energy, and the Option Agreement provided that those rights shall continue until the Call Option or Put Option were exercised or expired. Upon the request by Rhino Holdings, the Partnership will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

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

The Option Agreement superseded and terminated the equity exchange agreement entered into on September 30, 2016 by and among Royal, Rhino Holdings and the Partnership’s General Partner.

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan, which in part provided for the cancellation of all shares of common stock of Armstrong Energy, and as such the Option Agreement was deemed to have no carrying value. An impairment charge of $21.8 million related to the Option Agreement has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income (loss). Please read “Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations—Asset Impairments 2017.”

Transactions with Weston Energy, LLC

First Weston Loan

On September 30, 2016, we entered into a Secured Promissory Note and a Pledge and Security Agreement with Weston Energy, LLC (“Weston”), under which we borrowed $2,000,000 from Weston (the “Loan”). Weston is an affiliate of Yorktown. The Loan bears interest at 8% per annum. All principal and accrued interest was originally due and payable on December 31, 2016. The Loan was payable, at our option of the Company, either in cash or in common units of the Partnership (“Rhino Units”). In the event we elected to pay the Loan in Rhino Units, the number of Rhino Units that will be conveyed to satisfy the Loan will be equal to Loan balance divided by 80% of the average of the high and low price of the Partnership’s common units for the twenty trading days prior to the date of payment. The proceeds of the Loan were used to make an installment payment of $2,000,000 due to the Partnership on September 30, 2016.

On December 30, 2016, Weston contributed the Loan to the Partnership in payment for 200,000 shares of Series A Preferred Stock issued by the Partnership at $10 per unit. We simultaneously entered into a letter agreement with the Partnership which extended the maturity date of the Loan to December 31, 2018, and provided that the Loan may be converted, at our option, at any time prior to December 31, 2018, into unregistered shares of our common stock at a price per share equal to seventy five percent (75%) of the volume weighted average closing price for the ninety (90) trading days preceding the date of conversion, provided that the such average closing price shall be no less than $3.50 per share and no more than $7.50 per share. As discussed above, this note was converted to Royal common stock on September 1, 2017.

Second Weston Loan

On December 30, 2016, we entered into a second Secured Promissory Note and a Pledge and Security Agreement with Weston, under which we borrowed $2.0 million from Weston (the “Second Loan”). The Second Loan bore interest at 8% per annum. All principal and accrued interest was due and payable on January 15, 2017. The Loan was payable, at the option of Royal, either in cash or Rhino Units. In the event Royal elected to pay the Second Loan in Rhino Units, the number of Rhino Units that would be conveyed to satisfy the Second Loan would be equal to Second Loan balance divided by 80% of the average of the high and low price of the Partnership’s common units for the twenty trading days prior to the date of payment. The proceeds of the Second Loan were used to make an investment of $2.0 million to purchase 200,000 Series A Preferred Units of the Partnership on December 30, 2016.

On January 27, 2017, we sold the 200,000 in Series A Preferred Units for their purchase price, and used the proceeds to repay the Second Loan in full.

Cedarview Loan

On June 12, 2017, we entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Cedarview”), under which we borrowed $2,500,000 from Cedarview. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. We and Cedarview simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which we pledged 5,000,000 common units in Rhino as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. We deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year will be paid. After the first year, we are obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for Cedarview’s agreement to make the loan, we transferred 25,000 common units of Rhino to Cedarview as a fee. We intended to use the proceeds to repay in full all loans made to us by E-Starts Money Co. in the principal amount of $578,593, and the balance for general corporate overhead, as well as costs associated with potential acquisitions of mineral resource companies, including legal and engineering due diligence, deposits, and down payments.

About Rhino

History

The Partnership’s predecessor was formed in April 2003 by Wexford Capital. The Partnership was formed in April 2010 to own and control the coal properties and related assets owned by Rhino Energy LLC. On October 5, 2010, the Partnership completed its IPO. The Partnership’s common units were originally listed on the New York Stock Exchange under the symbol “RNO”. Please read “—Recent Developments—Delisting of Common Units from NYSE.” In connection with the IPO, Wexford contributed their membership interests in Rhino Energy LLC to the Partnership, and in exchange it issued subordinated units representing limited partner interests in it and common units to Wexford and issued incentive distribution rights to the Partnership’s general partner. In March 2016, Royal acquired the Partnership’s general partner and a majority limited partner interest in the Partnership from Wexford. Please read “—Recent Developments— Royal Energy Resources, Inc. Acquisition.”

Since the formation of the Partnership’s predecessor in April 2003, it has completed numerous coal asset acquisitions with a total purchase price of approximately $357.5 million. Through these acquisitions and coal lease transactions, the Partnership has substantially increased their proven and probable coal reserves and non-reserve coal deposits. In addition, the Partnership has successfully grown their production through internal development projects.

The Partnership is managed by the board of directors and executive officers of its general partner. The Partnership’s operations are conducted through, and its operating assets are owned by, the Partnership’s wholly owned subsidiary, Rhino Energy LLC, and its subsidiaries.

Current Operations

The Partnership is a diversified coal producing limited partnership formed in Delaware that is focused on coal and energy related assets and activities. The Partnership produces, processes and sells high quality coal of various steam and metallurgical grades from multiple coal producing basins in the United States. The Partnership markets its steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for its metallurgical coal are primarily steel and coke producers who use its coal to produce coke, which is used as a raw material in the steel manufacturing process. Its investments have included joint ventures that provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. The Partnership has also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

As of December 31, 2017, it controlled an estimated 252.7 million tons of proven and probable coal reserves, consisting of an estimated 200.1 million tons of steam coal and an estimated 52.6 million tons of metallurgical coal. In addition, as of December 31, 2017, it controlled an estimated 185.2 million tons of non-reserve coal deposits. Both its estimated proven and probable coal reserves and non-reserve coal deposits as of December 31, 2017 decreased when compared to the estimated tons and deposits reported as of December 31, 2016 due to the sale of its Sands Hill Mining operation in November 2017. Periodically, the Partnership retains outside experts to independently verify their coal reserve and their non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of the Partnership’s coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of November 30, 2016, and covered a majority of the coal reserves and non-reserve coal deposits that the Partnership controlled as of such date. The coal reserve estimates were updated through December 31, 2017 by the Partnership’s internal staff of engineers based upon production data. The Partnership intends to continue to periodically retain outside experts to assist management with the verification of their estimates of their coal reserves and non-reserve coal deposits going forward.

The Partnership operates underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that it operates will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

For the year ended December 31, 2017, the Partnership produced approximately 4.2 million tons of coal from continuing operations and sold approximately 4.1 million tons of coal from continuing operations.

The Partnership’s principal business strategy is to safely, efficiently and profitably produce and sell both steam and metallurgical coal from its diverse asset base in order to resume, and, over time, increase its quarterly cash distributions. In addition, it continues to seek opportunities to expand and diversify its operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. The Partnership believes that such assets will allow the Partnership to grow its cash available for distribution and enhance stability of its cash flow.

The Partnership’s common units currently trade on the OTCQB Marketplace under the symbol “RHNO.” The Partnership is exploring the possibility of listing its common units on the NASDAQ Stock Market (“NASDAQ”), pending its capability to meet the NASDAQ initial listing standards.

Current Liquidity and Outlook of Rhino

As of December 31, 2017, the Partnership’s available liquidity was $8.8 million. The Partnership also has a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, the Partnership entered into a Financing Agreement (“Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), which provides it with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. The Partnership used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about the Partnership’s new Financing Agreement, please read “— Recent Developments—Financing Agreement.”

The Partnership continues to take measures, including the suspension of cash distributions on their common and subordinated units and cost and productivity improvements, to enhance and preserve their liquidity so that the Partnership can fund their ongoing operations and necessary capital expenditures and meet their financial commitments and debt service obligations.

Recent Developments – Rhino

Financing Agreement

On December 27, 2017, the Partnership entered into the Financing Agreement, pursuant to which Lenders have agreed to provide the Partnership with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement will be secured by substantially all of the Partnership’s assets.

Loans made pursuant to the Financing Agreement will, at the Partnership’s option, either be “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if the Partnership has elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if the Partnership has elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at the Partnership’s option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, the Partnership may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, the Partnership must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires the Partnership to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the business and (e) coal reserve amounts; (ii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iii) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (iv) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (v) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Partnership’s ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of the Partnership’s respective businesses; (iii) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (iv) incur restrictions on the payment of dividends, (v) prepay or modify the terms of other indebtedness, (vi) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (vii) permit the trailing six month Fixed Charge Coverage Ratio to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to be become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents.

On April 17, 2018, Rhino amended its financing agreement to allow for certain activities including a sales leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the preferred distribution payment of $6 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, Rhino can sell more of the TUSK stock and retain 50% of the proceeds with the other 50% going to reduce debt.

Common Unit Warrants

Effective as of December 27, 2017, the Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement provided for the issuance of warrants to purchase a total of 683,888 of the Partnership’s common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the common units issued upon exercise thereof are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions in excess of $0.30 per annum as well as other transactions described in the warrant agreement which are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC has agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of the Partnership’s business (the “LoC Facility”). The LoC Facility Agreement provides that the Partnership will pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that the Partnership will reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. The Partnership’s obligations under the LoC Facility Agreement will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding will bear interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. The Partnership will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. The Partnership had $11.2 million of letters of credit at December 31, 2017 under the LoC Facility with cash collateral in the amount of $12.3 million. The Partnership anticipates providing collateral with the Partnership’s counterparties prior to the expiration of the LoC Facility on December 31, 2018.

Sands Hill Mining LLC Disposition

On November 7, 2017, the Partnership closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in its Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining LLC after the closing date. The Company recognized a gain of $1.8 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation. The previous operating results of Sands Hill Mining LLC have been reclassified and reported on the (Gain)/loss from discontinued operations line on the consolidated statements of operations and comprehensive income for the years ended December 31, 2017 and 2016. The current and non-current assets and liabilities previously related to Sands Hill Mining LLC have been reclassified to the appropriate held for sale categories on their consolidated statement of financial position at December 31, 2016.

Elk Horn Coal Leasing Disposition

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration was paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The Company recorded no gain or loss from the Elk Horn disposal during the year ended December 31, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on the company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016.

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

On January 27, 2017, Royal sold 100,000 of the Partnership’s Series A preferred units to Weston and the other 100,000 Series A preferred units to another third party.

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, the Partnership entered into a letter agreement with Royal whereby the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note were extended to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Rhino Promissory Note and the Weston Promissory Note into shares of Royal common stock. Royal issued 914,797 shares of its common stock to us at a conversion price of $4.51 as calculated per the method stipulated above. (See Note 13 of the consolidated financial statements included elsewhere in this annual report for further information on the conversion of the Weston Promissory Note and the Rhino Promissory Note to Royal common stock.)

Fourth Amended and Restated Partnership Agreement of Limited Partnership of Rhino Resource Partners LP

On December 30, 2016, Rhino GP amended the Partnership’s partnership agreement to create, authorize and issue the Series A preferred units.

The Series A preferred units are a new class of equity security that rank senior to all classes or series of its equity securities with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units shall be entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in its partnership agreement as (i) the total revenue of its Central Appalachia area, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for its Central Appalachia area, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by the Partnership from the Central Appalachia area. If the Partnership fails to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and it will not be permitted to pay any distributions on its partnership interests that rank junior to the Series A preferred units, including its common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

The Series A preferred units vote on an as-converted basis with the common units, and the Partnership is restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty of indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by the Partnership or its affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of its Central Appalachia area, subject to certain exceptions.

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2017, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect the Partnership’s cash flow.

Pursuant to its partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2017, the Partnership has accumulated arrearages at December 31, 2017 related to the common unit distribution of approximately $439.3 million.

Coal Operations

Mining and Leasing Operations

As of December 31, 2017, the Partnership operates four underground and three surface mining complexes located in Kentucky, Utah, Ohio, and West Virginia. In August 2016, the Partnership completed the sale of its Elk Horn coal leasing operation in Kentucky. The Partnership’s Sands Hill Mining operation in Ohio was sold to a third-party in November 2017.

The Partnership defines a mining complex as a central location for processing raw coal and loading coal into railroad cars or trucks for shipment to customers. These mining complexes include five active preparation plants and/or loadouts, each of which receive, blend, process and ship coal that is produced from one or more of its active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits.

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

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”). Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in this joint venture and results of operations under the equity method. The Partnership recorded its proportionate portion of the operating (losses)/gains for this investment for the years ended December 31, 2017 and 2016 of approximately $36,000 and ($0.2) million, respectively. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2017, the Partnership owned 568,794 shares of Mammoth Inc.

As of December 31, 2017 and 2016, the Company recorded a fair market value adjustment of $1.8 million and $1.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at December 31, 2017 and 2016, respectively, which was recorded in Other Comprehensive Income. As of December 31, 2017 and 2016, the Partnership has recorded its investment in Mammoth Inc. as a short-term asset, which the Partnership has classified as available-for-sale.

Coal Customers - Rhino

General

The Partnership’s primary customers for its steam coal are electric utilities and industrial consumers, and the metallurgical coal the Partnership produces is sold primarily to domestic and international steel producers. For the year ended December 31, 2017, approximately 82.0% of its coal sales tons consisted of steam coal and approximately 18.0% consisted of metallurgical coal. For the year ended December 31, 2017, approximately 57.0% of its coal sales tons that the Partnership produced were sold to electric utilities. The majority of its electric utility customers purchase coal for terms of one to three years, but it also supplies coal on a spot basis for some of its customers. For the year ended December 31, 2017, the Partnership derived approximately 86.9% of its total coal revenues from sales to its ten largest customers, with affiliates of its top three customers accounting for approximately 39.4% of its coal revenues for that period: LG&E (18.3%); Integrity Coal (11.0%); and Dominion Energy (10.1%).

Coal Supply Contracts

For the year ended December 31, 2017 and 2016, approximately 59% and 90%, respectively, of the Partnership’s aggregate coal tons sold were sold through supply contracts. The Partnership expects to continue selling a significant portion of its coal under supply contracts. As of December 31, 2017, the Partnership had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons (in thousands)	Number of customers
2018	3,585	15
2019	850	3
2020	850	3

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

Transportation

The Partnership ships coal to its customers by rail, truck or barge. The majority of its coal is transported to customers by either the CSX Railroad or the Norfolk Southern Railroad in eastern Kentucky and by the Ohio Central Railroad or the Wheeling & Lake Erie Railroad in Ohio. The Partnership uses third-party trucking to transport coal to its customers in Utah. For its Pennyrile complex in western Kentucky, coal is transported to its customers via barge from its river loadout on the Green River located on its Pennyrile mining complex. In addition, coal from certain mines is within economical trucking distance to the Big Sandy River and/or the Ohio River and can be transported by barge. It is customary for customers to pay the transportation costs to their location.

The Partnership believes that it has good relationships with rail carriers and truck companies due, in part, to its modern coal-loading facilities at its loadouts and the working relationships and experience of its transportation and distribution employees.

Suppliers - Rhino

Principal supplies used in the Partnership’s business include diesel fuel, explosives, maintenance and repair parts and services, roof control and support items, tires, conveyance structures, ventilation supplies and lubricants. The Partnership uses third-party suppliers for a significant portion of its equipment rebuilds and repairs, and construction.

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

Competition - Rhino

The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and the Partnership competes with many of these producers. The Partnership’s main competitors include Alliance Resource Partners LP, Alpha Natural Resources, Inc., Arch Coal, Inc., Booth Energy Group, Blackhawk Mining, LLC, Murray Energy Corporation, Foresight Energy LP, Westmoreland Resource Partners, LP and Bowie Resource Partners LLC.

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

Segments

We operate as a single primary reportable segment relating to our coal investments. We have oil and natural gas investments that we have a passive interest in along with some general corporate assets that we break out separately as unallocated corporate assets in the segment disclosure. All of our revenues relate to the coal segment. During the fourth quarter of 2017, our chief operating decision maker, our CEO, began reviewing sales and operating income at the consolidated coal group level; therefore, we removed the historic segment disclosures which were in previous filings and simplified our segment disclosure to isolate the coal assets and unallocated corporate assets. We determined there was no need to restate previous filings due to the change having no material impact to the overall financial statements. See Part II. “Item 8. Financial Statements and Supplementary Data” for our segment disclosure.

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

In addition, many of the Partnership’s customers are subject to extensive regulation regarding the environmental impacts associated with the combustion or other use of coal, which could affect demand for their coal. The possibility exists that new laws or regulations, or new interpretations of existing laws or regulations, may be adopted that may have a significant impact on the Partnership’s mining operations or their customers’ ability to use coal. Moreover, environmental citizen groups frequently challenge coal mining, terminal construction, and other related projects.

The Partnership is committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time. Violations, including violations of any permit or approval, can result in substantial civil and in severe cases, criminal fines and penalties, including revocation or suspension of mining permits. None of the violations to date have had a material impact on their operations or financial condition.

While it is not possible to quantify the costs of compliance with applicable federal and state laws and regulations, those costs have been and are expected to continue to be significant. Nonetheless, capital expenditures for environmental matters have not been material in recent years. The Partnership has accrued for the present value of estimated cost of reclamation and mine closings, including the cost of treating mine water discharge when necessary. The accruals for reclamation and mine closing costs are based upon permit requirements and the costs and timing of reclamation and mine closing procedures. Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if the Partnership later determined these accruals to be insufficient. Compliance with these laws and regulations has substantially increased the cost of coal mining for all domestic coal producers

Mining Permits and Approvals

Numerous governmental permits or approvals are required for coal mining operations. When the Partnership applies for these permits and approvals, they are often required to assess the effect or impact that any proposed production of coal may have upon the environment. Final guidance released by the CEQ regarding climate change considerations in the NEPA analyses may increase the likelihood of future challenges to the NEPA documents prepared for actions requiring federal approval. The permit application requirements may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations in certain locations. In addition, these permits and approvals can result in the imposition of numerous restrictions on the time, place and manner in which coal mining operations are conducted. Future laws and regulations may emphasize more heavily the protection of the environment and, as a consequence, the Partnership’s activities may be more closely regulated. Laws and regulations, as well as future interpretations or enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs, or delays, interruptions or terminations of operations, the extent of any of which cannot be predicted. In addition, the permitting process for certain mining operations can extend over several years, and can be subject to judicial challenge, including by the public. Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all. The Partnership may experience difficulty and/or delay in obtaining mining permits in the future.

Regulations provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations which have outstanding environmental violations. Although, like other coal companies, The Partnership have been cited for violations in the ordinary course of business, the Partnership has never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

Before commencing mining on a particular property, the Partnership must obtain mining permits and approvals by state regulatory authorities of a reclamation plan for restoring, upon the completion of mining, the mined property to its approximate prior condition, productive use or other permitted condition.

Mine Health and Safety Laws

Stringent safety and health standards have been in effect since the adoption of the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 (the “Mine Act”), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards and imposed comprehensive safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration (“MSHA”) monitors compliance with these laws and regulations. In addition, the states where the Partnership operates also have state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal industry are complex, rigorous and comprehensive, and have a significant effect on the Partnership’s operating costs.

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

The Partnership has developed a health and safety management system that, among other things, includes training regarding worker health and safety requirements including those arising under federal and state laws that apply to their mines. In addition, the Partnership’s health and safety management system tracks the performance of each operational facility in meeting the requirements of safety laws and company safety policies. As an example of the resources they allocate to health and safety matters, their safety management system includes a company-wide safety director and local safety directors who oversee safety and compliance at operations on a day-to-day basis. The Partnership continually monitors the performance of their safety management system and from time-to-time modify that system to address findings or reflect new requirements or for other reasons. The Partnership has even integrated safety matters into their compensation and retention decisions. For instance, their bonus program includes a meaningful evaluation of each eligible employee’s role in complying with, fostering and furthering their safety policies.

The Partnership evaluates a variety of safety-related metrics to assess the adequacy and performance of their safety management system. For example, the Partnership monitors and tracks performance in areas such as “accidents, reportable accidents, lost time accidents and the lost-time accident frequency rate” and a number of others. Each of these metrics provides insights and perspectives into various aspects of the Partnership’s safety systems and performance at particular locations or mines generally and, among other things, can indicate where improvements are needed or further evaluation is warranted with regard to the system or its implementation. An important part of this evaluation is to assess their performance relative to certain national benchmarks.

For the year ended December 31, 2017 the Partnership’s average MSHA violations per inspection day was 0.29 as compared to the most recent national average of 0.67 violations per inspection day for coal mining activity as reported by MSHA, or 57% below this national average.

Mining accidents in the last several years in West Virginia, Kentucky and Utah have received national attention and instigated responses at the state and national levels that have resulted in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. For example, in 2014, MSHA adopted a final rule to lower miners’ exposure to respirable coal mine dust. The rule had a phased implementation schedule. The second phase of the rule went into effect in February 2016, and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. Additionally, in September 2015, MSHA issued a proposed rule requiring the installation of proximity detection systems on coal hauling machines and scoops. The rulemaking record for this proposed rule was closed on December 15, 2016, but on January 9, 2017, MSHA published a notice reopening the record and extending the comment period for this proposed rule for 30 days. Proximity detection is a technology that uses electronic sensors to detect motion and the distance between a miner and a machine. These systems provide audible and visual warnings, and automatically stop moving machines when miners are in the machines’ path. These and other new safety rules could result in increased compliance costs on their operations.

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

In 2013, MSHA began implementing its recently released Pattern of Violation (“POV”) regulations under the Mine Act. Under this regulation, MSHA eliminated the ninety (90) day window to take corrective action and engage in mitigation efforts for mine operators who met certain initial POV screening criteria. Additionally, MSHA will make POV determinations based upon enforcement actions as issued, rather than enforcement actions that have been rendered final following the opportunity for administrative or judicial review. After a mine operator has been placed on POV status, MSHA will thereafter issue an order withdrawing miners from the area affected by any enforcement action designated by MSHA as posing a significant and substantial, or S&S, hazard to the health and/or safety of miners. Further, once designated as a POV mine, a mine operator can be removed from POV status only upon: (1) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA; or (2) no POV-related withdrawal orders being issued by MSHA within ninety (90) days of the mine operator being placed on POV status. Although it remains to be seen how these new regulations will ultimately affect production at the Partnership’s mines, they are consistent with the trend of more stringent enforcement.

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

It is the Partnership’s practice to contest notices of violations in cases in which it believes it has a good faith defense to the alleged violation or the proposed penalty and/or other legitimate grounds to challenge the alleged violation or the proposed penalty. The Partnership exercises substantial efforts toward achieving compliance at its mines. For example, it has further increased its focus with regard to health and safety at all of its mines. These efforts include hiring additional skilled personnel, providing training programs, hosting quarterly safety meetings with MSHA personnel and making capital expenditures in consultation with MSHA aimed at increasing mine safety. The Partnership believes that these efforts have contributed, and continue to contribute, positively to safety and compliance at the Partnership’s mines. In “Part 1, Item 4. Mine Safety Disclosure” and in Exhibit 95.1 to this Annual Report on Form 10-K, the Partnership provides additional details on how they monitor safety performance and MSHA compliance, as well as provide the mine safety disclosures required pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Black Lung Laws

Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price. This excise tax does not apply to coal that is exported outside of the United States. In 2017, the Partnership recorded approximately $3.0 million of expense related to this excise tax.

The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on the Partnership’s costs expended in association with the federal black lung program. The Partnership may also be liable under state laws for black lung claims that are covered through either insurance policies or state programs.

Workers’ Compensation

The Partnership is required to compensate employees for work-related injuries under various state workers’ compensation laws. The states in which we operate consider changes in workers’ compensation laws from time to time. Its costs will vary based on the number of accidents that occur at their mines and other facilities, and its costs of addressing these claims. The Partnership is insured under the Ohio State Workers Compensation Program for their operations in Ohio. Its remaining operations are insured through Rockwood Casualty Insurance Company.

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

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA’s adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. However, this fee is subject to change. Should this fee be increased in the future, given the market for coal, it is unlikely that coal mining companies would be able to recover all of these fees from their customers. As of December 31, 2017, the Partnership had accrued approximately $15.9 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

In addition, a February 2014 decision by the U.S. District Court for the District of Columbia invalidated the Office of Surface Mining Reclamation and Enforcement’s (“OSM”) 2008 Stream Buffer Zone Rule, which prohibited mining disturbances within 100 feet of streams, subject to various exemptions. In December 2016, the OSM published the final Stream Protection Rule, which, among other things, would required operators to test and monitor conditions of streams they might impact before, during and after mining. The final rule took effect in January 2017 and would have required mine operators to collect additional baseline data about the site of the proposed mining operation and adjacent areas; imposed additional surface and groundwater monitoring requirements; enacted specific requirements for the protection or restoration of perennial and intermittent streams; and imposed additional bonding and financial assurance requirements. However, in February 2017, both the House and the Senate passed measures to revoke the Stream Protection Rule under the Congressional Review Act (“CRA”), which gives Congress the ability to repeal regulations promulgated in the last 60 days of the congressional session. President Trump signed the resolution on February 16, 2017 and, pursuant to the CRA, the Stream Protection Rule “shall have no force or effect” and OSM cannot promulgate a substantially similar rule absent future legislation. Whether Congress will enact future legislation to require a new Stream Protection Rule remains uncertain. A new Stream Protection Rule, or other new SMCRA regulations, could result in additional material costs, obligations, and restrictions associated with the Partnership’s operations.

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

As of December 31, 2017, the Partnership had approximately $37.5 million in surety bonds outstanding to secure the performance of its reclamation obligations.

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

In addition to the greenhouse gas (“GHG”) regulations discussed below, air emission control programs that affect the Partnership’s operations, directly or indirectly, through impacts to coal-fired utilities and other manufacturing plants, include, but are not limited to, the following:

●	The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

●	On July 6, 2011, the EPA finalized the Cross State Air Pollution Rule (“CSAPR”), which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In September 2016, EPA finalized the CSAPR Rule Update for the 2008 ozone national air quality standards (“NAAQS”). The rule aims to reduce summertime NOx emissions from power plants in 22 states in the eastern United States. Consolidated judicial challenges to the rule are now pending in the D.C. Circuit Court of Appeals.

●	In addition, in January 2013, the EPA issued final MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Business and environmental groups have filed legal challenges in federal appeals court and petitioned EPA to reconsider the rule. EPA has granted petitions for reconsideration for certain issues and promulgated a revised final rule in November 2015. The EPA retained a minimum carbon monoxide limit of 130 parts per million and the particulate matter continuous parameter monitoring system requirements, consistent with the January 2013 final rule, but made some minor changes to provisions related to boiler startup and shutdown practices. In July 2016, the D.C. Circuit issued a ruling on the consolidated cases challenging Boiler MACT, vacating key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanding other issues to the EPA for further rulemaking. In December 2016, the court issued a decision denying a full panel rehearing and remanding without vacating the numeric MACT standards set in the Major Boilers Rule for new and existing sources in each of the 18 subcategories. Certiorari petitions are likely. We cannot predict the outcome of any legal challenges that may be filed in the future, however, if Boiler MACT is upheld as previously finalized, EPA estimates the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the outcome of future legal challenges and EPA actions cannot be determined at this time.

The EPA has adopted new, more stringent NAAQS for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in June 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date in October 2013. States with non-attainment areas had to submit their SIP revisions in April 2015, which must meet the modified standard by summer 2017. For all other areas, states will be required to submit “maintenance” SIPs. EPA finalized its PM2.5 NAAQS designations in December 2014. Individual states must now identify the sources of PM2.5 emissions and develop emission reduction plans, which may be state-specific or regional in scope. Nonattainment areas must meet the revised standard no later than 2021. More recently, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. Significant additional emissions control expenditures will likely be required at coal-fired power plants and coke plants to meet the new standards. In November 2017, EPA announced initial area designations for most counties with respect to the 2015 primary and secondary NAAQS for ozone and promulgated these designations in a final rule effective January 2018. In December 2017, EPA indicated the anticipated area designations for the portions of the country not already designated for the 2015 ozone standards. EPA has announced its intention to make final designation determinations for these portions of the country in the spring of 2018. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, the Partnership’s mining operations and customers could be affected when the standards are implemented by the applicable states. Moreover, we could face adverse impacts on their business to the extent that these and any other new rules affecting coal-fired power plants result in reduced demand for coal.

●	In June 2005, the EPA amended its regional haze program to improve visibility in national parks and wilderness areas. Affected states were required to develop SIPs by December 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. Implementation of this program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Consequently, demand for their steam coal could be affected.

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

Climate Change

One by-product of burning coal is carbon dioxide or CO2, which EPA considers a GHG and a major source of concern with respect to climate change and global warming.

On the international level, the United States was one of almost 200 nations that agreed on December 12, 2015 to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets; however, the agreement does not set binding GHG emission reduction targets. The Paris climate agreement entered into force in November 2016; however, in August 2017 the U.S. State Department officially informed the United Nations of the intent of the U.S. to withdraw from the agreement, with the earliest possible effective date of withdrawal being November 4, 2020. Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. These commitments could further reduce demand and prices for coal.

At the Federal level, EPA has taken a number of steps to regulate GHG emissions. For example, in August 2015, the EPA issued its final Clean Power Plan (the “CPP”) rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay of the implementation of the CPP in February 2016. By its terms, this stay will remain in effect throughout the pendency of the appeals process. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the courts will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time. In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose. If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of the appellate process and were implemented in their current form or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration (“CCS”). Additional legal challenges have been filed against the EPA’s rules for new power plants. The EPA’s GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing the Partnership’s revenues and materially and adversely affecting their business and results of operations.

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

Many coal-fired plants have already closed or announced plans to close and proposed new construction projects have also come under additional scrutiny with respect to GHG emissions. There have been an increasing number of protests and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators due to concerns related to greenhouse gas emissions. Other state regulatory authorities have also rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to the EPA’s Environmental Appeals Board. In addition, over 30 states have adopted mandatory “renewable portfolio standards,” which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect the Partnership’s current and prospective customers; they may reduce the demand for coal-fired power, and may affect long-term demand for their coal.

If mandatory restrictions on CO2 emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of recent legislative and regulatory initiatives to encourage the development and use of carbon capture and storage technology have been proposed or enacted. For example, in October 2015, the EPA released a rule that established, for the first time, new source performance standards under the federal Clean Air Act for CO2 emissions from new fossil fuel-fired electric utility generating power plants. The EPA has designated partial carbon capture and sequestration as the best system of emission reduction for newly constructed fossil fuel-fired steam generating units at power plants to employ to meet the standard. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

There have also been attempts to encourage greater regulation of coalbed methane because methane has a greater GHG effect than CO2. Methane from coal mines can give rise to safety concerns, and may require that various measures be taken to mitigate those risks. If new laws or regulations were introduced to reduce coalbed methane emissions, those rules could adversely affect the Partnership’s costs of operations.

These and other current or future global climate change laws, regulations, court orders or other legally enforceable mechanisms, or related public perceptions regarding climate change, are expected to require additional controls on coal-fired power plants and industrial boilers and may cause some users of coal to further switch from coal to alternative sources of fuel, thereby depressing demand and pricing for coal.

Finally, some scientists have warned that increasing concentrations of greenhouse gases (“GHGs”) in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If these warnings are correct, and if any such effects were to occur in areas where the Partnership or their customers operate, they could have an adverse effect on their assets and operations.

Clean Water Act

The Federal Clean Water Act (the “CWA”) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on the discharge of pollutants, including dredged or fill material, into waters of the U.S. The CWA establishes in-stream water quality and treatment standards for wastewater discharges that are applied to wastewater dischargers through Section 402 National Pollutant Discharge Elimination System (“NPDES”) permits. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of Section 402 NPDES permits. Individual permits or general permits under Section 404 of the CWA are required to discharge dredged or fill materials into waters of the U.S. including wetlands, streams, and other areas meeting the regulatory definition. Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. A 2015 rulemaking by EPA to revise the standard was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a United States District Court in North Dakota. In January 2018, the Supreme Court determined that the circuit courts do not have jurisdiction to hear challenges to the 2015 rule, removing the basis for the Sixth Circuit to continue its nationwide stay. Additionally, EPA has promulgated a final rule that extends the applicability date of the 2015 rule for another two years in order to allow EPA to undertake a rulemaking on the question of what constitutes a water of the United States. In the meantime, judicial challenges to the 2015 rulemaking are likely to continue to work their way through the courts along with challenges to the recent rulemaking that extends the applicability date of the 2015 rule. For now, EPA and the Corps will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of EPA and the Corps’s rulemaking process, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

The EPA also has statutory “veto” power under Section 404(c) to effectively revoke a previously issued Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.” The Court previously upheld the EPA’s ability to exercise this authority. Any future use of the EPA’s Section 404 “veto” power could create uncertainty with regard to the Partnership’s continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting their revenues.

The Corps is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse environmental effects. The Partnership may no longer seek general permits under Nationwide Permit 21 (“NWP 21”) because in February 2012, the Corps reinstated the use of NWP 21, but limited application of NWP 21 authorizations to discharges with impacts not greater than a half-acre of water, including no more than 300 linear feet of streambed, and disallowed the use of NWP 21 for valley fills. This limitation remains in place in the NWP 21 issued in January of 2017. If the 2017 NWP 21 cannot be used for any of the Partnership’s proposed surface coal mining projects, the Partnership will have to obtain individual permits from the Corps subject to the additional EPA measures discussed below with the uncertainties and delays attendant to that process.

The Partnership currently has a number of Section 404 permit applications pending with the Corps. Not all of these permit applications seek approval for valley fills or other obvious “fills”; some relate to other activities, such as mining through streams and the associated post-mining reconstruction efforts. The Partnership sought to prepare all pending permit applications consistent with the requirements of the Section 404 program. The Partnership’s five year plan of mining operations does not rely on the issuance of these pending permit applications. However, the Section 404 permitting requirements are complex, and regulatory scrutiny of these applications, particularly in Appalachia, has increased such that their applications may not be granted or, alternatively, the Corps may require material changes to their proposed operations before it grants permits. While the Partnership will continue to pursue the issuance of these permits in the ordinary course of their operations, to the extent that the permitting process creates significant delay or limits the Partnership’s ability to pursue certain reserves beyond their current five year plan, their revenues may be negatively affected.

Total Maximum Daily Load (“TMDL”) regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point and non-point pollutant sources discharging into that water body. Likewise, when water quality in a receiving stream is better than required, states are required to conduct an anti-degradation review before approving discharge permits. The adoption of new TMDLs and load allocations or any changes to anti-degradation policies for streams near the Partnership’s coal mines could limit their ability to obtain NPDES permits, require more costly water treatment, and adversely affect their coal production.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Some products used by coal companies in operations generate waste containing hazardous substances. The Partnership is not aware of any material liability associated with the release or disposal of hazardous substances from the Partnership’s past or present mine sites.

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

Endangered Species Act

The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of threatened and endangered species may have the effect of prohibiting or delaying the Partnership from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. A number of species indigenous to the Partnership’s properties are protected under the Endangered Species Act. Based on the species that have been identified to date and the current application of applicable laws and regulations, however, the Partnership does not believe there are any species protected under the Endangered Species Act that would materially and adversely affect its ability to mine coal from its properties in accordance with current mining plans.

Use of Explosives

The Partnership uses explosives in connection with its surface mining activities. The Federal Safe Explosives Act (“SEA”) applies to all users of explosives. Knowing or willful violations of the SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials.

The storage of explosives is also subject to regulatory requirements. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest (including ammonium nitrate at certain threshold levels) are required to complete a screening review in order to help determine whether there is a high level of security risk, such that a security vulnerability assessment and a site security plan will be required. It is possible that its use of explosives in connection with blasting operations may subject the Partnership to the Department of Homeland Security’s chemical facility security regulatory program.

The costs of compliance with these requirements should not have a material adverse effect on its business, financial condition or results of operations.

In December 2014, OSM announced its decision to propose a rule that will address all blast generated fumes and toxic gases. OSM has not yet issued a proposed rule to address these blasts. The Partnership is unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with its blasting operations.

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

Other Environmental and Mine Safety Laws

The Partnership is required to comply with numerous other federal, state and local environmental and mine safety laws and regulations in addition to those previously discussed. These additional laws include, for example, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act. The costs of compliance with these requirements is not expected to have a material adverse effect on their business, financial condition or results of operations.

Federal Power Act – Grid Reliability Proposal

Pursuant to a direction from the Secretary of the Department of Energy, the Federal Energy Regulatory Commission (“FERC”) issued a notice of proposed rulemaking under the Federal Power Act regarding the valuation by regional electric grid system operators of the reliability and resilience attributes of electricity generation. The rulemaking would have required the FERC to impose market rules that would allow certain cost recovery by electricity-generating units that maintain a 90-day fuel supply on-site and that are therefore capable of providing electricity during supply disruptions from emergencies, extreme weather or natural or man-made disasters. Many coal-fired electricity generating plants could have qualified under this criteria and the cost recovery could have helped improve the economics of their operations. However, in January 2018, the FERC terminated the proposed rulemaking, finding that it failed to satisfy the legal requirements of section 206 of the Federal Power Act, and initiated a new proceeding to further evaluate whether additional FERC action regarding resilience is appropriate. Should a version of this rule be adopted in the future along the lines originally proposed, it could provide economic incentives for companies that produce electricity from coal, among other fuels, which could either slow or stabilize the trend in the shuttering of coal-fired power plants and could thereby maintain certain levels of domestic demand for coal. W cannot speculate on the timing or nature of any subsequent FERC or grid operator actions resulting from the FERC’s decision to further study the issue of grid resiliency.

Employees

We and our subsidiaries employed 635 full-time employees as of December 31, 2017. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since its inception it has had no history of work stoppages or union organizing campaigns.

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

Risks Inherent in Our Business

A decline in coal prices could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

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

Any adverse change in these factors could result in weaker demand and lower prices for our products. In addition, global financial and credit market disruptions, have had an impact on the coal industry generally and may continue to do so. The demand for electricity and steel may remain at low levels or further decline if economic conditions remain weak. If these trends continue, we may not be able to sell all of the coal we are capable of producing or sell our coal at prices comparable to recent years.

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

The Partnership performed a comprehensive review of its current coal mining operation as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. The Partnership engaged an independent third party to perform a fair market value appraisal on certain parcels of land that it owns in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. The Partnership recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

The Partnership also recorded an impairment charge of $21.8 million related to the call option received from a third party to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such we concluded that the call option had no carrying value. An impairment charge of $21.8 million related to the call option has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

The Partnership also performed a comprehensive review of its coal mining operations as well as potential future development projects to ascertain any potential impairment losses for the year ended December 31, 2016. Based on the impairment analysis, the Partnership concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016.

We completed a comprehensive review of all coal assets beyond those related to the Partnership and identified impairments in 2017 and 2016. Based on the impairment analysis, we concluded that the Blaze Mining royalty was impaired. As production from this property had not begun at December 31, 2017 or December 31, 2016, we engaged a third-party engineer to provide an estimate of fair value. The specialist valued the royalty interests at $4.4 million at December 31, 2016, and the Company recorded a $16.7 million asset impairment loss. At December 31, 2017, the Company adjusted the value to $1.8 million based on a third party option to purchase the royalty interest, which triggered a fourth quarter 2017 impairment loss $2.6 million.

Additionally, at December 31, 2017, management determined that its investment in Blaze Minerals was impaired and removed the entire investment and associated assets from the consolidated financial statements. Accordingly, we recorded an additional asset impairment loss of $7 million in the fourth quarter of 2017.

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

Any change in consumption patterns by utilities away from the use of coal, such as resulting from current low natural gas prices, could affect our ability to sell the coal we produce, which could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

Steam coal accounted for approximately 82% of our coal sales volume for the year ended December 31, 2017. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, sustained low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefit for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

Numerous political and regulatory authorities, along with environmental activist groups, are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation, domestically and internationally, thereby further reducing the demand and pricing for coal, and potentially materially and adversely impacting our future financial results, liquidity and growth prospects.

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are resulting in increased regulation of coal combustion in many jurisdictions, unfavorable lending policies by government-backed lending institutions and development banks toward the financing of new overseas coal-fueled power plants and divestment efforts affecting the investment community, which could significantly affect demand for our products or our securities. Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Fourth and Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions of carbon dioxide from coal combustion by power plants. The 2015 Paris climate summit agreement resulted in voluntary commitments by numerous countries to reduce their GHG emissions, and could result in additional firm commitments by various nations with respect to future GHG emissions. These commitments could further disfavor coal-fired generation, particularly in the medium- to long term.

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the United States, some of its states or other countries, or other actions to limit such emissions, could also result in electricity generators further switching from coal to other fuel sources or additional coal-fueled power plant closures. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact the global demand for coal in the future.

There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. In California, for example, legislation was signed into law in October 2015 that requires California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. More recently, in December 2017, the Governor of New York announced that the New York Common Fund will immediately cease all new investments in entities with “significant fossil fuel activities,” and the World Bank announced that it will no longer finance upstream oil and gas after 2019, except in “exceptional circumstances.” Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, numerous major banks have enacted such policies. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

In addition, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate the use of coal as a source of electricity generation. For example, the goals of Sierra Club’s “Beyond Coal” campaign include retiring one-third of the nation’s coal-fired power plants by 2020, replacing retired coal plants with “clean energy solutions,” and “keeping coal in the ground.”

The net effect of these developments is to make it more costly and difficult to maintain our business and to continue to depress demand and pricing for our coal. A substantial or extended decline in the prices we receive for our coal due to these or other factors could further reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves and result in losses.

Our mining operations are subject to extensive and costly environmental laws and regulations, and such current and future laws and regulations could materially increase our operating costs or limit our ability to produce and sell coal.

The coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, protection of wetlands, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. The costs, liabilities and requirements associated with these laws and regulations are significant and time-consuming and may delay commencement or continuation of our operations. Moreover, the possibility exists that new laws or regulations (or new judicial interpretations or enforcement policies of existing laws and regulations) could materially affect our mining operations, results of operations and our ability to receive cash distributions from the Partnership, either through direct impacts such as those regulating our existing mining operations, or indirect impacts such as those that discourage or limit our customers’ use of coal. Violations of applicable laws and regulations would subject us to administrative, civil and criminal penalties and a range of other possible sanctions. The enforcement of laws and regulations governing the coal mining industry has increased substantially. As a result, the consequences for any noncompliance may become more significant in the future.

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

Although we are unable to quantify the full impact, implementing and complying with these new laws and regulations could have an adverse impact on our results of operations and our ability to receive cash distributions from the Partnership and could result in harsher sanctions in the event of any violations. Please read “Part 1, Item 1. Business—Regulation and Laws.”

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

We have in the past, and may in the future, be subject to fines, penalties or sanctions resulting from alleged violations of MSHA regulations. Any of our mines could be subject to a temporary or extended shut down as a result of an alleged MSHA violation. Any future penalties, fines or sanctions could have a material adverse effect on our business, results of operations and cash available for distribution.

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

Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and discharge dredged or fill material into waters of the United States (“WOTUS”). Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. Please read “Part I, Item 1. Business—Regulation and Laws—Clean Water Act.” For now, EPA and the Corps will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of EPA and the Corps’s rulemaking process, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our surface coal mining operations typically require such permits to authorize such activities as the creation of slurry ponds, stream impoundments, and valley fills. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

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

Any of these conditions may increase the cost of mining and delay or halt production at particular mines for varying lengths of time, which in turn could adversely affect our results of operations and operating cash flow.

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

Fluctuations in transportation costs or disruptions in transportation services could increase competition or impair our ability to supply coal to our customers, which could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

Transportation costs represent a significant portion of the total cost of coal for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive energy source or could make our coal production less competitive than coal produced from other sources.

Significant decreases in transportation costs could result in increased competition from coal producers in other regions. For instance, coordination of the many eastern U.S. coal loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States. Historically, high coal transportation rates from the western coal producing regions limited the use of western coal in certain eastern markets. The increased competition could have an adverse effect on our results of operations and our ability to receive cash distributions from the Partnership.

We depend primarily upon railroads, barges and trucks to deliver coal to our customers. Disruption of any of these services due to weather-related problems, strikes, lockouts, accidents, mechanical difficulties and other events could temporarily impair our ability to supply coal to our customers, which could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

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

A shortage of skilled labor in the mining industry could reduce productivity and increase operating costs, which could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

Efficient coal mining using modern techniques and equipment requires skilled laborers. During periods of high demand for coal, the coal industry has experienced a shortage of skilled labor as well as rising labor and benefit costs, due in large part to demographic changes as existing miners retire at a faster rate than new miners are entering the workforce. If a shortage of experienced labor should occur or coal producers are unable to train enough skilled laborers, there could be an adverse impact on labor productivity, an increase in our costs and our ability to expand production may be limited. If coal prices decrease or our labor prices increase, our results of operations and our ability to receive cash distributions from the Partnership could be adversely affected.

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

If we are not able to acquire replacement coal reserves that are economically recoverable, our results of operations and our ability to receive cash distributions from the Partnership could be adversely affected.

Our results of operations and our ability to receive cash distributions from the Partnership depend substantially on obtaining coal reserves that have geological characteristics that enable them to be mined at competitive costs and to meet the coal quality needed by our customers. Because we deplete our reserves as we mine coal, our future success and growth will depend, in part, upon our ability to acquire additional coal reserves that are economically recoverable. If we fail to acquire or develop additional reserves, our existing reserves will eventually be depleted. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our results of operations and our ability to receive cash distributions from the Partnership. Exhaustion of reserves at particular mines with certain valuable coal characteristics also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines. Our ability to obtain other reserves in the future could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates or the inability to acquire coal properties on commercially reasonable terms.

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

The Partnership invests in non-coal natural resource assets, which could result in a material adverse effect on its results of operations and our ability to receive cash distributions from the Partnership.

Part of the Partnership’s business strategy is to expand its operations through strategic acquisitions, which includes investing in non-coal natural resources assets. Its executive officers do not have experience investing in or operating non-coal natural resources assets and it may be unable to hire additional management with relevant expertise in operating such assets. Acquisitions of non-coal natural resource assets could expose the Partnership to new and additional operating and regulatory risks, including commodity price risk, which could result in a material adverse effect on its results of operations and our ability to receive cash distributions from the Partnership.

The amount of estimated maintenance capital expenditures we are required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to us by the Partnership.

The Partnership’s partnership agreement requires that it deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures, such as reserve replacement costs or refurbishment or replacement of mine equipment. Its annual estimated maintenance capital expenditures for purposes of calculating operating surplus is based on its estimates of the amounts of expenditures it will be required to make in the future to maintain its long-term operating capacity. Its partnership agreement does not cap the amount of maintenance capital expenditures that its general partner may estimate. The amount of its estimated maintenance capital expenditures may be more than its actual maintenance capital expenditures, which will reduce the amount of available cash from operating surplus that it would otherwise have available for distribution to unitholders, including Royal. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the Partnership’s board of directors at least once a year, with any change approved by the Partnership’s conflicts committee.

Existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds could affect coal consumers and as a result reduce the demand for our coal. A reduction in demand for our coal could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

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

One by-product of burning coal is CO2, which EPA considers a GHG, and a major source of concern with respect to climate change and global warming. Global warming has garnered significant public attention, and measures have been implemented or proposed at the international, federal, state and regional levels to limit GHG emissions. Please read “Part I, Item 1. Business—Regulation and Laws—Climate Change.”

For example, on the international level, the United States is one of almost 200 nations that agreed on December 12, 2015 to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets; however, the agreement does not set binding GHG emission reduction targets. . The Paris climate agreement entered into force in November 2016; however, in August 2017 the U.S. State Department officially informed the United Nations of the intent of the U.S. to withdraw from the agreement, with the earliest possible effective date of withdrawal being November 4, 2020. Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. These commitments could further reduce demand and prices for coal.

At the federal level, EPA has finalized a number of rules related to GHG emissions. For example, the EPA issued rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay of the implementation of the CPP in February 2016. By its terms, this stay will remain in effect throughout the pendency of the appeals process. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the courts will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time. In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose. If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of the appellate process and were implemented in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration. Additional legal challenges have been filed against the EPA’s rules for new power plants. The EPA’s GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that the Partnership mines and sells, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

Many states and regions have adopted greenhouse gas initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. For example, in 2005, ten northeastern states entered into the Regional Greenhouse Gas Initiative agreement (the “RGGI”), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states. . Following the RGGI model, several western states and Canadian provinces have confirmed a commitment and timetable to create a carbon market in North America. It is likely that these regional efforts will continue.

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

If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of recent legislative and regulatory initiatives to encourage the development and use of CCS technology have been proposed or enacted. For example, in October 2015, the EPA released a rule that established, for the first time, new source performance standards under the federal Clean Air Act for CO2 emissions from new fossil fuel-fired electric utility generating power plants. The EPA has designated partial carbon capture and sequestration as the best system of emission reduction for newly constructed fossil fuel-fired steam generating units at power plants to employ to meet the standard. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

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

As a result of these current and proposed laws, regulations and trends, electricity generators may elect to switch to other fuels that generate less GHG emissions, possibly further reducing demand for our coal, which could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

Finally, some scientists have warned that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If these warnings are correct, and if any such effects were to occur in areas where the Partnership or their customers operate, they could have an adverse effect on their assets and operations.

Federal and state laws require bonds to secure our obligations to reclaim mined property. Our inability to acquire or failure to maintain, obtain or renew these surety bonds could have an adverse effect on our ability to produce coal, which could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

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

We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2017, we had $37.5 million in reclamation surety bonds, secured by $6.0 million in letters of credit outstanding under the LoC Credit Facility. For more information, please read “Part I, Item 1. Business—Recent Developments—Letter of Credit Facility—PNC Bank.” If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and our ability to receive cash distributions from the Partnership could be adversely affected.

We depend on a few customers for a significant portion of our revenues. If a substantial portion of our supply contracts terminate or if any of these customers were to significantly reduce their purchases of coal from us, and we are unable to successfully renegotiate or replace these contracts on comparable terms, then our results of operations and our ability to receive cash distributions from the Partnership could be adversely affected.

We sell a material portion of our coal under supply contracts. As of December 31, 2017, we had sales commitments for approximately 100% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2018. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 32% in 2018, and 34% in 2019, and 34% in 2020. We derived approximately 86.9% of our total coal revenues from coal sales to our ten largest customers for the year ended December 31, 2017, with affiliates of our top three customers accounting for approximately 39.4% of our coal revenues during that period.

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

Price adjustment, “price re-opener” and other similar provisions in our supply contracts may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Price re-opener provisions typically require the parties to agree on a new price. Failure of the parties to agree on a price under a price re-opener provision can lead to termination of the contract. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

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

If we sustain cyber attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary or confidential information, we could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks.

We may be subject to security breaches which could result in unauthorized access to our facilities or to information we are trying to protect. Unauthorized physical access to one or more of our facilities or locations, or electronic access to our proprietary or confidential information could result in, among other things, unfavorable publicity, litigation by parties affected by such breach, disruptions to our operations, loss of customers, and financial obligations for damages related to the theft or misuse of such information, any of which could have a substantial impact on our results of operations, financial condition or cash flow.

We depend on key personnel for the success of our business.

We depend on the services of our senior management team and other key personnel, including senior management of the Partnership. The loss of the services of any member of senior management or key employee could have an adverse effect on our business. Furthermore, the loss of the services of certain key management of the Partnership could reduce its ability to make distributions to us. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available.

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

The Partnership’s debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

The Partnership’s level of indebtedness could have important consequences to us, including the following:

●	its ability to obtain additional financing, if necessary, for working capital, capital expenditures (including acquisitions) or other purposes may be impaired or such financing may not be available on favorable terms;

●	covenants contained in its existing and future credit and debt arrangements will require that it meet financial tests that may affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

●	it will need a portion of its cash flow to make principal and interest payments on its indebtedness, reducing the funds that would otherwise be available for operations, distributions to the Partnership’s unitholders (including Royal) and future business opportunities;

●	it may be more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

●	its flexibility in responding to changing business and economic conditions may be limited.

Increases in the Partnership’s total indebtedness would increase its total interest expense, which would in turn reduce its forecasted cash available for distribution. As of December 31, 2017 its current portion of long-term debt that will be funded from cash flows from operating activities during 2018 was approximately $0.4 million. Its ability to service its indebtedness will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If its operating results are not sufficient to service its current or future indebtedness, it will be forced to take actions such as reducing distributions, reducing or delaying its business activities, acquisitions, investments, capital expenditures, and/or expense reimbursements to Royal, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital or bankruptcy protection. The Partnership may not be able to effect any of these remedies on satisfactory terms, or at all.

The Partnership’s financing agreement contains operating and financial restrictions that may restrict its business and financing activities and limit its ability to pay distributions upon the occurrence of certain events.

The operating and financial restrictions and covenants in the Partnership’s credit agreement and any future financing agreements could restrict its ability to finance future operations or capital needs or to engage, expand or pursue its business activities. For example, its credit agreement restricts its ability to:

●	incur additional indebtedness or guarantee other indebtedness;

●	grant liens;

●	make certain loans or investments;

●	dispose of assets outside the ordinary course of business, including the issuance and sale of capital stock of its subsidiaries;

●	change the line of business conducted by it or its subsidiaries;

●	enter into a merger, consolidation or make acquisitions; or

●	make distributions above certain amounts or if an event of default occurs.

In addition, its payment of principal and interest on its debt will reduce cash available for distribution on its units. Its credit agreement limits its ability to pay distributions upon the occurrence of the following events, among others, which would apply to it and its subsidiaries:

●	failure to pay principal, interest or any other amount when due;

●	breach of the representations or warranties in the credit agreement;

●	failure to comply with the covenants in the credit agreement;

●	cross-default to other indebtedness;

●	bankruptcy or insolvency;

●	failure to have adequate resources to maintain, and obtain, operating permits as necessary to conduct its operations substantially as contemplated by the mining plans used in preparing the financial projections; and

●	a change of control.

Any subsequent refinancing of its current debt or any new debt could have similar restrictions. Its ability to comply with the covenants and restrictions contained in its credit agreement may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, its ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in its credit agreement, a significant portion of its indebtedness may become immediately due and payable, and its lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, its obligations under its credit agreement will be secured by substantially all of its assets, and if we are unable to repay its indebtedness under its credit agreement, the lenders could seek to foreclose on such assets. For more information, please read “Part I, Item 1. Business—Recent Developments—Financing Agreement.”

Risks Inherent in an Investment in Us

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our current directors and executive officers and their respective affiliates will, in the aggregate, beneficially own or control approximately 52.9% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock. Because of the special voting rights of our Series A Preferred Stock (which is entitled to 54% of the total votes on any matter on which shareholders have a right to vote), William L. Tuorto currently controls 75.5% of the votes on any matter requiring a shareholder vote. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

The Partnership may not have sufficient cash to enable it to pay distributions to us or reimburse expenses incurred by us.

Currently, our only operations consist of the coal mining operations of the Partnership. As a result, Royal is dependent on the Partnership to generate cash flow that can be used to pay distributions or expense reimbursements that Royal can use to pay its own operating expenses and indebtedness. The Partnership’s ability to generate operating cash flow that can be used to pay distributions or expense reimbursements to Royal is subject to all of the risks inherent in the Partnership’s business, including covenants in the Partnership’s loan agreement. If the Partnership is unable to pay distributions or expense reimbursements to Royal, Royal may not have sufficient funds to pay its own operating expenses or repay its indebtedness. If Royal is unable to receive sufficient distributions or expense reimbursements from the Partnership, Royal may have to raise capital from third parties to pay its liabilities. There is no assurance that Royal would be able to raise capital on terms that are not dilutive to existing shareholders, or at all.

Royal is indebted to Cedarview in the amount of $2,500,000 on a loan that matures on May 31, 2019, and has pledged 5,000,000 of its common units in the Partnership as collateral. If Royal is unable to generate funds from the Partnership to repay the Cedarview loan, and is unable to raise capital from third party sources, it could suffer the loss of substantially all of its ownership interest in the Partnership, which currently constitutes all of its operations.

The amount of cash the Partnership can distribute on its common units principally depends on various factors, including the amount of cash it generates from its operations, which fluctuates from quarter to quarter, the amount of dividends due on its Series A Preferred Units (which are determined based on the operating earnings of some of the Partnership’s operations) and the terms of the Financing Agreement. Factors that impact the amount of operating earnings include:

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

The Partnership has not paid any distributions on its common units since the quarter ended March 31, 2015. In addition, it has not paid any distributions on its subordinated units since the quarter ended March 31, 2012, and is unlikely to ever have sufficient cash to pay any distributions on its subordinated units. While the Partnership hopes to resume making distributions on its common units, it has not done so yet and there is no assurance that it will.

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

As of March 23, 2018, we had 18,579,293 shares of common stock (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Preferred Stock outstanding. All of the Series A Preferred Shares are convertible into common stock on a one for one basis. Approximately 52.9% of our common stock is owned or controlled by our officers and directors, including approximately 43.1% by William Tuorto and entities he controls. There is currently only a limited market for our commons stock. Sales by our large holders of a substantial number of shares of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

Income Tax Risks

We failed to timely file certain prior years’ state and federal tax returns.

We failed to file federal and state tax returns on a timely basis since the tax year ending August 31, 2014. While we have since filed the federal returns and the state returns are in process, we acknowledge that past due penalties and interest may be due. We have recorded tax provisions based on our estimates, but the ultimate tax provisions could vary materially from the estimates provided in the accompanying consolidated financial statements.

We were deficient in filing an appropriate change in tax year from August year end to a December year end.

We failed to file a timely election to change our tax year end from August 31 to December 31. We have since filed a request to change our tax year end from August 31, to December 31. While we believe we have sufficient grounds to change our tax year end to December 31, since the Partnership has a December 31 year end for tax and financial reporting purposes, our request is subject to the discretionary approval of the IRS. If the IRS denies our request, the IRS could force us to amend tax returns to comply with our previous August 31 tax year end reporting period. Our ultimate tax obligation could vary materially based on the ultimate tax filing year due to substantial changes to the corporate tax rates and other corporate tax law provisions passed by Congress in December 2017 (See below for more information about the Act).

The Rhino investment may provide taxable income with no tax distributions.

During 2017, Royal had taxable income allocated from its ownership in Rhino, which we expect to offset, in part, against our prior year net operating losses. It is possible that taxable income generated by the Partnership allocation in future tax years will exceed our net operating loss offsets or tax distributions from the Partnership. If that occurs, we may need to raise capital or sell assets in order to generate funds to pay our taxes. There is no assurance that Royal would be able to raise capital on terms that are not dilutive to existing shareholders, or at all.

We may not be able to fully utilize our deferred tax assets.

We are subject to income and other taxes in the U.S. As of December 31, 2017, we had gross deferred income tax assets, including net operating loss carryforwards, of $7.6 million and $1.2 million, respectively, as described further in “Note 14. Income Taxes” to the accompanying consolidated financial statements. At that date, we also had recorded a valuation allowance of $1.8 million. Although we may be able to utilize some or all of those deferred tax assets in the future if we have income of the appropriate character (subject to loss carryforward and tax credit expiry, in certain cases), there is no assurance that we will be able to do so

The Impact of the Tax Cuts and Jobs Act of 2017 (“the Act”) on our income (loss) and cash flow is still uncertain.

On December 22, 2017, the Act was signed into law making significant changes to the IRC. Key provisions of the Act that impact the Company include: (i) reduction of the U.S. federal corporate tax rate from 35% to 21%, (ii) repeal of the corporate AMT system, (iii) further limitation on the deductibility of certain executive compensation, (iv) allowance for immediate capital expensing of certain qualified property, (v) repeal of the domestic production deductions and (vi) limitation on the deduction for net interest expense incurred by a U.S. corporation.

The Company has not completed its assessment for the income tax effects of the Act but has recorded a reasonable estimate of the effects for the items below. The Company anticipates completing the analysis for the estimate by December 31, 2018, within the one year measurement period, for the following items:

●	Repeal of the corporate AMT system: Existing AMT credits as of December 31, 2017 will be refunded over the next four years. The refund may or may not be subject to an IRS budget sequestration reduction rate of approximately 7%. Our accounting policy regarding the balance sheet presentation of the credits is to continue to reflect the balance as a deferred tax asset until a return is filed claiming the credit, at which time the amount will be presented as a tax receivable.

●	Remeasurement of deferred tax assets and liabilities: Deferred tax assets and liabilities were remeasured from 35% to the reduced tax rate of 21%. We recorded a tax benefit amount of $17.4 million. We are still analyzing certain aspects of the Act and refining the calculation, which could potentially affect the measurement of this balance. The filing of our tax returns for the 2017 tax year is required to complete the analysis.

Rhino Tax Risks

Rhino’s tax treatment depends on its status as a partnership for federal and state income tax purposes, as Rhino is not subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat Rhino as a corporation for federal income tax purposes, or it becomes subject to entity-level taxation for state tax purposes, then its cash available for distribution to unitholders, including Royal would be substantially reduced.

The anticipated after-tax economic benefit of Royal’s investment in Rhino’s common units depends largely on Rhino being treated as a partnership for U.S. federal income tax purposes. Despite the fact that Rhino is organized as a limited partnership under Delaware law, it will be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on current operations, Rhino believes that it satisfies the qualifying income requirement and will be treated as a partnership. Rhino may, however, decide that it is in its best interest to be treated as a corporation for federal income tax purposes. Failing to meet the qualifying income requirement, a change in current law, or an election to be treated as a corporation, could cause Rhino to be treated as a corporation for federal income tax purposes or otherwise subject it to taxation as an entity.

Additionally, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Rhino currently owns assets and conducts business in several states that impose a margin or franchise tax. In the future, Rhino may expand its operations to other states. Imposition of a similar tax on it in jurisdictions to which it expands could substantially reduce its cash available for distribution to its unitholders, including. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects it to additional amounts of entity level taxation for U.S. federal, state, local, or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on Rhino. Changes in current state law may subject Rhino to additional entity level taxation by individual states.

Although Rhino monitors its level of non-qualifying income closely and attempts to manage its operations to ensure compliance with the qualifying income requirement, given the continued low demand and low prices for met and steam coal, there is a risk that Rhino will not be able to continue to meet the qualifying income level necessary to maintain its status as a partnership for federal income tax purposes.

As a publicly traded partnership, Rhino may be treated as a corporation for federal income tax purposes unless 90% or more of its gross income in each year consists of certain identified types of “qualifying income.” In addition to qualifying income, like many other publicly traded partnerships, Rhino also generates ancillary income that may not constitute qualifying income. Although Rhino monitors its level of gross income that may not constitute qualifying income closely and attempts to manage its operations to ensure compliance with the qualifying income requirement, given the continued low demand and low prices for met and steam coal, the sale of which generates qualifying income, there is a risk that Rhino will not be able to continue to meet the qualifying income level necessary to maintain its status as a publicly-traded partnership. To the extent Rhino becomes aware that it may not generate or have not generated sufficient qualifying income with respect to a tax period, Rhino can and would take action to preserve its treatment as a partnership for federal income tax purposes, including seeking relief from the IRS. Section 7704(e) of the Internal Revenue Code provides for the possibility of relief upon, among other things, determination by the IRS that such failure to meet the qualifying income requirement was inadvertent. However, Rhino is unaware of examples of such relief being sought by a publicly traded partnership.

The tax treatment of publicly traded partnerships or an investment in its common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, or an investment in common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which Rhino relies for its treatment as a partnership for U.S. federal income tax purposes.

In addition on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect Rhino’s ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for Rhino to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Rhino is unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of our investment in its common units.

If the IRS contests the federal income tax positions Rhino takes, the value of its common units may be adversely impacted and the cost of any IRS contest may substantially reduce its cash available for distribution to its unitholders.

Rhino has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions Rhino takes and it may be necessary to resort to administrative or court proceedings to sustain some or all of its positions. A court may not agree with some or all of the positions Rhino takes. Any contest with the IRS may materially and adversely impact the value of our investment in its common units and the price at which they trade. Moreover, the costs of any contest with the IRS will reduce Rhino’s cash available for distribution to its unitholders, including Royal. Rhino has requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, income from management fees, cost reimbursements and cost-sharing payments related to its management and operation of mining, production, processing, and sale of coal and from energy infrastructure support services will constitute “qualifying income” within the meaning of Section 7704 of the Code.

If the IRS makes audit adjustments to Rhinos’ income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from Rhino, in which case its cash available for distribution to its unitholders might be substantially reduced and its current and former unitholders may be required to indemnify Rhino for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that Rhino paid on such unitholders’ behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to its income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from Rhino. To the extent possible under the new rules, Rhino may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if Rhino is eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although Rhino may elect to have its unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in Rhino during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, its current unitholders, including Royal may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in Rhino during the tax year under audit. If, as a result of any such audit adjustment, Rhino is required to make payments of taxes, penalties and interest, its cash available for distribution to its unitholders might be substantially reduced and its current and former unitholders may be required to indemnify Rhino for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that Rhino paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Rhino’s unitholders are required to pay taxes on their share of their income even if they do not receive any cash distributions from Rhino.

Rhino’s unitholders, including Royal, are required to pay federal income taxes and, in some cases, state and local income taxes, on their share of taxable income, whether or not they receive cash distributions from Rhino. The unitholders may not receive cash distributions from Rhino equal to their share of its taxable income or even equal to the actual tax due with respect to that income.

Rhino anticipates engaging in transactions to reduce its indebtedness and manage its liquidity that generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the value of Royal’s investment in Rhino.

In response to current market conditions, from time to time Rhino may consider engaging in transactions to deliver and manage its liquidity that would result in income and gain to its unitholders without a corresponding cash distribution. For example, Rhino may sell assets and use the proceeds to repay existing debt or fund capital expenditures, in which case, unitholders would be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, Rhino may pursue opportunities to reduce its existing debt, such as debt exchanges, debt repurchases, or modifications and extinguishment of its existing debt that would result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to its unitholders as ordinary taxable income. Royal may be allocated COD income, and income tax liabilities arising therefrom may exceed the current value of its investment in Rhino.

Because Royal is taxed as a corporation, it may have net operating losses to offset COD income. The ultimate tax effect of any such income allocations will depend on the unitholder’s individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable COD income. Royal may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to Royal’s ultimate disposition of its units.

Tax gain or loss on the disposition of its units could be more or less than expected.

If Royal sells Rhino’s units, it will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those units. Because distributions in excess of its allocable share of its net taxable income decrease its tax basis in its units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to Royal if it sells such units at a price greater than its tax basis in those units, even if the price received is less than its original cost. In addition, because the amount realized would include Royal’s share of its non-recourse liabilities, Royal may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from the sale of Rhino units, whether or not representing gain, may be taxed as ordinary income to Royal due to potential recapture items, including depreciation recapture. Thus, Royal may recognize both ordinary income and capital loss from the sale of Rhino’s units if the amount realized on a sale of units is less than its adjusted basis in the units.

Net capital loss may only offset capital gains. In the taxable period in which Royal sells Rhino’s units, it may recognize ordinary income from its allocations of income and gain prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Royal may be subject to limitations on its ability to deduct interest expense incurred by Rhino.

In general, Rhino is entitled to a deduction for interest paid or accrued on indebtedness properly allocable to its trade or business during its taxable year. However, under the Act, for taxable years beginning after December 31, 2017, its deduction for “business interest” is limited to the sum of its business interest income and 30% of its “adjusted taxable income.” For the purposes of this limitation, its adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.

Rhino treats each purchaser of its common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because Rhino cannot match transferors and transferees of common units, Rhino has adopted certain methods of allocating depreciation and amortization deductions that may not conform to all aspects of the Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to Royal. It also could affect the timing of these tax benefits or the amount of gain from its sale of common units and could have a negative impact on the value of its common units or result in audit adjustments to its tax returns.

Rhino generally prorates its items of income, gain, loss and deduction between transferors and transferees of its units each month based upon the ownership of its units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among its unitholders, including Royal.

Rhino generally prorates its items of income, gain, loss and deduction between transferors and transferees of its common units each month based upon the ownership of its units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, Rhino generally allocates gain or loss realized on the sale or other disposition of its assets or, in the discretion of Rhino, any other extraordinary item of income, gain, loss or deduction on the Allocation Date. Nonetheless, Rhino allocates certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of its proration method. If the IRS challenged its proration method, Rhino could be required to change its allocation of items of income, gain, loss and deduction among its unitholders, including Royal.

Rhino has adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of its common units.

In determining the items of income, gain, loss and deduction allocable to its unitholders, Rhino must routinely determine the fair market value of its assets. Although Rhino may, from time to time, consult with professional appraisers regarding valuation matters, Rhino makes many fair market value estimates using a methodology based on the market value of its common units as a means to measure the fair market value of its assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to its unitholders, including Royal. It also could affect the amount of gain from Royal’s sale of common units and could have a negative impact on the value of Royal’s investment in the common units or result in audit adjustments to Royal’s tax returns without the benefit of additional deductions.

Other Business Risks

Divestitures and acquisitions are a potentially important part of our long-term strategy, subject to our investment criteria, and involve a number of risks, any of which could cause us not to realize the anticipated benefits.

We may engage in divestiture or acquisition activity based on our set of investment criteria to produce outcomes that increase shareholder value. As it relates to divestitures, we may dispose of certain assets within our portfolio if we determine that the price received is more beneficial to us than keeping the assets within our portfolio. Conversely, acquisitions are a potentially important part of our long-term strategy, and we may pursue acquisition opportunities. If we fail to accurately estimate the future results and value of a divested or acquired business and the related risk associated with such a transaction, or are unable to successfully integrate the businesses or properties we acquire, our business, financial condition or results of operations could be negatively affected. Moreover, any transactions we pursue could materially impact our liquidity and an acquisition could increase capital resource needs and may require us to incur indebtedness, seek equity capital or both. We may not be able to satisfy these liquidity and capital resource needs on acceptable terms or at all. In addition, future acquisitions could result in our assuming significant long-term liabilities relative to the value of the acquisitions.

Diversity in interpretation and application of accounting literature in the mining industry may impact our reported financial results.

The mining industry has limited industry-specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of accounting literature to mining-specific issues. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices. Refer to Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for a summary of our significant accounting policies.

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

Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of November 30, 2016, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. The coal reserve estimates were updated through December 31, 2017 by our internal staff of engineers based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

As of December 31, 2017, we controlled an estimated 252.7 million tons of proven and probable coal reserves and an estimated 185.2 million tons of non-reserve coal deposits. Our estimated non-reserve coal deposits as of December 31, 2017 decreased when compared to the estimated non-reserve coal deposits reported as of December 31, 2016 due to the sale of our sands Hill Mining operation in November 2017. For the year ended December 31, 2017, we purchased and sold 7,600 tons of third-party coal.

Coal Reserves

The following table provides information as of December 31, 2017 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves (1)
	Total	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam (2)	Metallurgical (2)
	(in million tons)
	252.7	130.5	122.2	124.4	128.3	23.2	229.5	200.1	52.6
Percentage of total (3)		51.6%	48.4%	49.2%	50.8%	9.2%	90.8%	79.2%	20.8%

(1)	Represents recoverable tons. The recoverable tonnage estimates take into account mining losses and coal wash plant losses of material from both mining dilution and any non-coal material found within the coal seams. Except for coal expected to be processed and sold on a direct-shipped basis, a specific wash plant recovery factor has been estimated from representative exploration data for each coal seam and applied on a mine-by-mine basis to the estimates. Actual wash plant recoveries vary depending on customer coal quality specifications.

(2)

For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. All other coal reserves are defined as steam coal. However, some of the reserves in the metallurgical category can also be used as steam coal.

(3)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

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

The following table provides information on particular characteristics of our coal reserves as of December 31, 2017:

	As Received Basis (1)				Proven and Probable Coal Reserves (2)
				S02/mm		Sulfur Content
	% Ash	% Sulfur	Btu/lb.	Btu	Total	<1%	1-1.5%	>1.5%	Unknown
					(in million tons)
	7.59%	2.33%	12,196	3.82	252.7	74.8	14.2	162.5	1.2
Percentage of total (3)						29.6%	5.6%	64.3%	0.5%

(1)	As received basis represents average dry basis analytical test results which are normalized to a moisture content deemed to be representative of the saleable coal product.
(2)	Represents recoverable tons.
(3)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table

Non-Reserve Coal Deposits

The following table provides information on our non-reserve coal deposits as of December 31, 2017:

	Non-Reserve Coal Deposits
		Tons
	Tons	Owned	Leased
	(in million tons)
Total	185.2	85.8	99.4
Percentage of total		46.33%	53.67%

Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and non-reserve coal deposits of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine the coal.

Blaze Minerals, LLC

Our subsidiary, Blaze Minerals, LLC, owns 40,976 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia. We impaired our entire investment in Blaze Minerals, LLC in the fourth quarter 2017, due to no plans to explore this property and market factors.

Office Facilities

Our executive headquarters occupy leased office space at 56 Broad Street, Suite 2, Charleston, SC 29401 which provides for monthly lease of $1,400 per month.

The Partnership leases office space at 424 Lewis Hargett Circle, Lexington, Kentucky for its executives and administrative support staff. The Partnership executed an amendment to this lease in 2018 to extend the lease term for five additional years to July 2023.

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

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2017 is included in Exhibit 95.1 to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.00001 per share, is traded in the over-the-counter market and is quoted on the OTCQB under the symbol “ROYE.OB.” Until we began trading on September 5, 2007, there was no public market for our common stock. Previously we traded under the symbol WRLM.OB.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCQB for the two years ended December 31, 2017 and 2016. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

	Price Range
	High	Low
Year ended December 31, 2017
Fourth Quarter	$4.95	$1.75
Third Quarter	$8.09	$1.75
Second Quarter	$7.50	$4.75
First Quarter	$8.50	$3.60
Year ended December 31, 2016
Fourth Quarter	$8.25	$5.40
Third Quarter	$11.25	$7.02
Second Quarter	$13.75	$2.01
First Quarter	$13.80	$5.00

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

Recent Sales of Unregistered Securities

During quarter ended December 31, 2017, we did not issue any shares of common stock in unregistered transactions.

Holders

As of March 23, 2018, we had 18,579,293 shares of common stock issued and outstanding stock (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP), and 51,000 shares of Series A Preferred Stock issued and outstanding. As of March 23, 2018, there are approximately 86 shareholders of record of our common stock, which does not include shareholders holding their shares in street name.

Dividend Policy

Our Board of Directors has never declared or paid a cash dividend. At this time, our Board of Directors does not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2017, we did not purchase any shares of our common stock.

Item 6. Selected Financial Data

The registrant is a smaller reporting company and is not required to provide this information.

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

Overview

Current management of the Company acquired control of the Company in March 2015, with the goal of using the Company as a vehicle to acquire undervalued natural resource assets. The Company has raised approximately $8.45 million through the sale of shares of common stock in private placements, $6.35 million through issuance of notes payable and is currently evaluating a number of possible acquisitions of operating coal mines and non-operating coal assets. Despite recent distress in the coal industry, industry experts still predict that coal will supply a significant percentage of the nation’s energy needs for the foreseeable future, and thus overall demand for coal will remain significant. Also, demand for metallurgical coal has improved and metallurgical coal prices seem likely to stay in a range that will allow lower cost North American coal mines to produce profitably. Management believes there are a number of attractive acquisition candidates in the coal industry which can be operated profitably at current prices and under the current regulatory environment.

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

On March 21, 2016, Rhino and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 6,000,000 of its common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid Rhino $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On May 13, 2016, the Company paid the $3,000,000 installment which was due on July 31, 2016, and on September 30, 2016 paid the $2,000,000 installment which was due on that date. On December 30, 2016, we and the Partnership agreed to extend the maturity date of the final installment of the note to December 31, 2018, and agreed that the note may be converted, at our option, at any time prior to December 31, 2018, into unregistered shares of our common stock at a price per share equal to seventy five percent (75%) of the volume weighted average closing price for the ninety (90) trading days preceding the date of conversion, provided that the average closing price shall be no less than $3.50 per share and no more than $7.50 per share. On September 1, 2017, we elected to convert the $2.0 million promissory note and an additional $2.1 million note (including accrued interest) assigned from Weston, discussed above, into shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share.

Overview after Rhino Acquisition

We are a diversified coal producing company formed in Delaware that is focused on coal and energy related assets and activities. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. Our investments have included joint ventures that provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

As of December 31, 2017, we controlled an estimated 252.7 million tons of proven and probable coal reserves, consisting of an estimated 200.1 million tons of steam coal and an estimated 52.6 million tons of metallurgical coal. In addition, as of December 31, 2017, we controlled an estimated 185.2 million tons of non-reserve coal deposits. As part of the recent audits of the majority of our coal reserves and deposits performed by Marshall Miller & Associates, Inc. outside expert performed an independent pro forma economic analysis using industry-accepted guidelines and this was used, in part, to classify tonnage as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions.

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

For the year ended December 31, 2017, we generated revenues of approximately $218.7 million and net income from continuing operations of approximately $88.9 million. For the year ended December 31, 2017, we produced approximately 4.2 million tons of coal and sold approximately 4.1 million tons of coal, approximately 59% of which were pursuant to long-term supply contracts.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018	3,585	15
2019	850	3
2020	850	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

As noted above, the Company completed the acquisition of control of Rhino on March 17, 2016. Accordingly, the Company began consolidating the operations of Rhino on that date. The following summarizes the financial statements of Royal for the years ended December 31, 2017 and 2016 which includes the results of operation of Rhino from the date that the Company acquired majority control, as adjusted for provisional changes in the fair value, which were finalized in the first quarter of 2017 within the measurement period, of certain Rhino assets and liabilities as of the date of the transaction.

Evaluating Our Results of Operations

Our management uses a variety of non-GAAP financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA.

The discussion of our results of operations below includes references to, and analysis of, our Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliation of Adjusted EBITDA to Net Income” for reconciliations of Adjusted EBITDA to net income for each of the periods indicated.

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

Consolidated Information

Our revenues for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year
	Ended December 31,
	2017	2016
REVENUES:
Coal sales	$217,192	$126,039
Other revenues	1,549	1,734
Total revenues	$218,741	$127,773

Our costs and expenses for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year
	Ended December 31,
	2017	2016
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$177,218	$104,051
Freight and handling costs	1,837	-
Depreciation, depletion and amortization	40,437	4,284
Asset Impairment and related charges	32,206	16,746
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	13,115	14,099
Loss on sale/disposal of assets—net	39	-
Total costs and expenses	$264,852	$139,180

Interest and other (Income)/Expense for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year
	Ended December 31,
	2017	2016

INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	$4,059	$4,197
Interest income	(86)	-
Other income, net	(525)	-
Bargain purchase gain	(168,410)	-
Equity in net loss/(income) of unconsolidated affiliates	(36)	183
Total interest and other (expense)/income	$(164,998)	$4,380

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data on a historical basis for the years ended December 31, 2017 and 2016.

	Historical
	Year ended	Year Ended
	December 31,	December 31,
	2017	2016

Statement of Operations Data:
Total revenues	$218.7	$127.8
Costs and expenses:
Cost of operations	177.2	104.1
Freight and handling costs	1.8	-
Depreciation, depletion and amortization	40.4	4.3
Asset impairment	32.2	16.7
Selling, general and administrative	13.1	14.1
Loss on sale/disposal of assets, net	-	-
Total costs and expenses	264.9	139.2
(Loss) from operations	(46.1)	(11.4)
Other income (expense):
Interest expense	4.1	4.2
Gain on bargain purchase	(168.4)	-
Other (income) expense, net	(0.6)	0.2
Total other income (expense)	(165.0)	4.4
Net income/(loss) before income tax	118.9	(15.8)
Income tax provision	30.0	-
Net income/(loss) before non-controlling interest	88.9	(15.8)

Other Financial Data
Adjusted EBITDA	$27.2	$9.4

*Totals may not foot due to rounding

We sold approximately 4.1 million tons of coal in the year ended December 31, 2017 as compared to approximately 2.7 million tons sold for the year ended December 31, 2016. The increase in total tons sold year-to-year was primarily due to the timing of the acquisition of Rhino on March 17, 2016 and enhanced production and sales during 2017.

Revenues.

The following table presents revenues and coal revenues per ton by reportable segment for the years ended December 31, 2017 and 2016:

			Increase
	Year Ended December 31,		(Decrease)
	2017	2016	$	%*
(in millions except per ton data and %)

Coal revenues	$217.2	$126.0	$91.2	72%
Other revenues	1.5	1.7	(0.2)	(12)%
Total revenues	$218.7	$127.8	$90.9	71%
Coal revenues per ton*	$52.64	$47.14	$5.5	12%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Our revenues increased to $218.7 million in the year ended December 31, 2017 as compared to $127.8 million in the year ended December 31, 2016. On March 17, 2016, Royal acquired the majority of Rhino and began consolidating its operations. Coal revenues per ton increased in 2017 compared to 2016 due to increased demand and higher prices for coal sold, especially our metallurgical coal.

Overview of Results by Product.

Additional information for the types of coal produced and sold, premium high-vol metallurgical coal and steam coal, is presented below.

			Increase
	Year Ended December 31,		(Decrease)
	2017	2016	%*
	(in thousands, except %)
Met coal tons sold	737.3	284.9	159%
Steam coal tons sold	3,388.3	2,389	42%
Total tons sold	4,125.6	2,673.9	54%

Met coal revenue	$64,033	$19,011	237%
Steam coal revenue	153,159	107,028	43%
Total coal revenue	$217,192	$126,039	72%

Met coal revenues per ton	$86.85	$66.73	30%
Steam coal revenues per ton	$45.20	$44.80	1%
Total coal revenues per ton	$52.64	$47.14	12%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.

The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton the years ended December 31, 2017 and 2016:

	Year ended	Year ended	Increase/(Decrease)
	December 31, 2017	December 31, 2016	$	% *
	(in millions, except per ton data and %)

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$177.2	$104.1	$73.1	70%
Freight and handling costs	1.8	-	1.8	n/a
Depreciation, depletion and amortization	40.4	4.3	36.1	840%
Selling, general and administrative	13.1	14.1	(1.0)	(7)%
Cost of operations per ton*	$42.93	$38.91	$4.02	10%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations.

Total cost of operations was $177.2 million for the year ended December 31, 2017 as compared to $104.1 million for the year ended December 31, 2016. Our cost of operations per ton was $42.93 for the year ended December 31, 2017, an increase of $4.02, or 10%, from the year ended December 31, 2016. Total cost of operations increased due to the acquisition of Rhino on March 17, 2016. The increase in the cost of operations on a per ton basis was due to increased production at our higher cost mining areas due to increased demand for coal from these areas.

Freight and Handling.

Total freight and handling cost for the year ended December 31, 2017 increased by $1.8 million to $1.8 million from zero for the year ended December 31, 2016. This increase was primarily due to rail transportation costs incurred in 2017 to transport coal to export markets not incurred in 2016.

Depreciation, Depletion and Amortization.

Total DD&A expense for the year ended December 31, 2017 was $40.4 million as compared to $4.3 million for the year ended December 31, 2016. The increase was due to the timing of the Rhino acquisition and revaluation of acquired assets in 2017. The change in estimate increased depreciation by approximately $13.2 million in 2017 that would have been recorded in 2016 if the revaluation was completed in 2016.

Selling, General and Administrative.

Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2017 decreased to $13.1 million as compared to $14.1 million for the year ended December 31, 2016. This decrease was primarily attributable to decreased corporate overhead expenses at the Partnership.

Interest Expense.

Interest expense for the year ended December 31, 2017 was $4.1 million as compared to $4.2 million for the year ended December 31, 2016, a decrease of $0.1 million, or 3%. This decrease was primarily due to lower outstanding debt balances during 2017.

Gain from bargain purchase income.

During 2017, we completed the acquisition accounting of the Rhino acquisition which had been reflected using a provisional approach in 2016. The revaluation supported an excess in net assets acquired of $168.4 million compared to consideration provided. This excess has been reflected as a bargain purchase gain in 2017. Factors that contributed to the bargain purchase price were:

●	The transaction was completed with a motivated seller that desired to restructure its operations in order to focus on its core operations and exit in an expedient manner non-core businesses that no longer fit its strategy.
●	Non-competitive bid situation. The seller accepted the first offer and did not subject the process to an extensive bid process. The seller did not have the time to market the property to multiple potential buyers.
●	Management was able to complete the acquisition in an expedient manner without the need for third party financing. The lack of required third party financing and management’s expertise in completing similar transactions in the past gave the seller confidence that the transaction could be completed quickly and without difficulty.

Asset Impairment.

During 2017, we recorded asset impairments as previously discussed including a $21.8 million asset impairment relative to the Armstrong call option. We also recorded asset impairments on certain West Virginia coal assets of $9.6 million and land in Colorado of $0.8 million. The Blaze royalty asset was impaired in 2016 by $16.7 million as well.

Income tax provision.

During 2017 we recorded a book tax provision to reflect book to tax differences primarily stemming from the Rhino revaluation.

Our effective tax rate for fiscal years 2017 and 2016 was 25% and 0%, respectively. Our tax rate is affected by recurring items and also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate in 2017:

●	A $17.4 million (15%) reduction resulting from Tax Act rate difference.

●	An $6.0 million (5%) increase from loss allocated to noncontrolling interest.

For 2016 we fully reserved our net deferred tax asset which led to a 0% effective tax rate.

Net income (loss) from continuing operations.

For the year ended December 31, 2017, total net income was $88.9 million compared to a net loss of approximately $15.8 million for the year ended December 31, 2016. For the year ended December 31, 2017, our total net income from continuing operations was positively impacted by a full year of Rhino operations which included increased coal sales and the bargain purchase gain. These positive items were partially offset by the impairments noted above and income tax provision.

Loss (income) from discontinued operations.

The 2017 loss from discontinued operations reflects the November 2017 sale of the Sands Hill operation while the 2016 income from discontinued operations reflects Sands Hill operations and the Elk Horn operation which was sold in 2016. The 2017 loss is impacted by the revaluation of the Rhino assets which caused the change in estimate impact of approximately $1.4 million of additional depreciation to be reflected in the Sands Hill depreciation which would have been recorded in 2016.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA for the year ended December 31, 2017 was $27.2 million, which was a $17.8 million increase compared to the year ended December 31, 2016. Adjusted EBITDA increased due to the full year of Rhino operations which included increased coal sales. Please read “—Reconciliation of Adjusted EBITDA to Net Income” for reconciliations of Adjusted EBITDA from continuing operations to net income from continuing operations.

Reconciliation of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated. Adjusted EBITDA excludes the effect of certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies.

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Net (loss) income from continuing	$88.9	$(15.8)
Plus:
DD&A	40.4	4.3
Interest expense*	4.1	4.2
Income tax provision	30.0	-
EBITDA from continuing operations†*	$163.4	$(7.3)

Plus: Non-cash asset impairment and other non-cash charges	$32.2	16.7
Bargain purchase gain	(168.4)
Adjusted EBITDA†*	$27.2	$9.4

†	Calculated based on actual amounts and not the rounded amounts presented in this table.

*	Totals may not foot due to rounding

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2017, our available liquidity was $10.8 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the financing agreement and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the financing agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank. The Financing Agreement terminates on December 27, 2020. For more information about our new financing agreement, please read “—Financing Agreement” below.

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

Cash Flows

Net cash provided by operating activities was $13.7 million for the year ended December 31, 2017 as compared to $6.6 million for the year ended December 31, 2016. This increase in cash provided by operating activities was primarily the result of an increase in coal production and sales and a full year of Rhino operations.

Net cash used in investing activities was $18.2 million for the year ended December 31, 2017 as compared to net cash provided by investing activities of $2.3 million for the year ended December 31, 2016. The decrease in cash provided by investing activities was primarily due to the increase in capital expenditures for the year ended December 31, 2017.

Net cash provided by financing activities was $27.6 million for the year ended December 31, 2017, which was primarily attributable to proceeds from our new financing agreement partially offset by repayment of our former revolving credit facility. Net cash used in financing activities was $15.9 million for the year ended December 31, 2016, which was primarily due to net repayments on our former revolving credit facility partially offset by contributions made by Rhino partners reflected in the noncontrolling interest line item.

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

Actual maintenance capital expenditures for the year ended December 31, 2017 were approximately $14.1 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2017 were approximately $5.9 million, which were primarily related to the purchase of additional equipment to expand production. For the year ended December 31, 2018, we have budgeted $15 million to $17 million for maintenance capital expenditures and $10 million to $11 million for expansion capital expenditures.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement will be secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement will, at our option, either be “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at our option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, we may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, we must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires us to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the business and (e) coal reserve amounts; (ii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iii) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (iv) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (v) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict our ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of our respective businesses; (iii) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (iv) incur restrictions on the payment of dividends, (v) prepay or modify the terms of other indebtedness, (vi) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (vii) permit the trailing six month Fixed Charge Coverage Ratio to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to be become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents.

At December 31, 2017, $40.0 million was outstanding under the financing agreement at a variable interest rate of Libor plus 10.00% (11.68% at December 31, 2017).

On April 17, 2018, Rhino amended its financing agreement to allow for certain activities including a sales leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the preferred distribution payment of $6 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, Rhino can sell more of the TUSK stock and retain 50% of the proceeds with the other 50% going to reduce debt.

Common Unit Warrants

Effective as of December 27, 2017, the Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement provided for the issuance of warrants to purchase a total of 683,888 Partnership’s of common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the common units issued upon exercise thereof are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions in excess of $0.30 per annum as well as other transactions described in the warrant agreement which are dilutive to the amount of the Partnership’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC has agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we will pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we will reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding will bear interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

Cedarview Loan

On June 12, 2017, we entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Cedarview”), under which we borrowed $2,500,000 from Cedarview. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. We and Cedarview simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which we pledged 5,000,000 common units in Rhino as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. We deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year will be paid. After the first year, we are obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for Cedarview’s agreement to make the loan, we transferred 25,000 common units of Rhino to Cedarview as a fee. We intended to use the proceeds to repay in full all loans made to us by E-Starts Money Co. in the principal amount of $578,593, and the balance for general corporate overhead, as well as costs associated with potential acquisitions of mineral resource companies, including legal and engineering due diligence, deposits, and down payments.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit in an amount of up to a certain percentage of the aggregate bond liability that we negotiate with the surety companies. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of December 31, 2017, we had $11.2 million in letters of credit outstanding, of which $6.0 million served as collateral for approximately $37.5 million in our surety bonds outstanding that secure the performance of our reclamation obligations.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Nevertheless, actual results may differ from the estimates used and judgments made. Note 2 to the consolidated financial statements included elsewhere in this annual report provides a summary of all significant accounting policies.

Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and various states. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

As of December 31, 2017, we have federal and state income tax net operating loss (NOL) carryforwards of $3.6 million and $3.2 million, respectively, which will expire at various dates from 2034 through 2036.

Income Taxes- Contingency

As discussed in Item 1A Risk Factors, we have failed to timely file certain federal and state tax returns. Additionally, we have failed to timely file the applicable IRS form to change our tax year end from August 31 to December 31. We completed all the required SEC filings to change our reporting year end date from August 31 to December 31. Our income tax estimates are predicated on a December 31 year end. If the IRS does not provide us relief for the non-timely filing of the tax year end change, it is possible our income tax expense, deferred tax liability and income tax obligations as presented in the accompanying consolidated financial statements are materially misstated.

We are currently updating all of our tax filings which may identify new facts that could materially change our net financial position and operating results. We will apply to the Internal Revenue Service for a tax year filing change to December and request that it be approved due in part to the Partnership’s December year end. Since we have a controlling interest in the Partnership since March 2016, we believe this will help support approving our change in tax year retroactive to 2015; however, there are no guarantees that this relief will be provided. The ultimate resolution of these tax uncertainties could materially impact our accompanying consolidated financial statements.

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

The Registrant is a smaller reporting company and is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages [ ] through [ ] of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures.

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 at the reasonable assurance level. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 at the Partnership and its subsidiaries. However, management has concluded that its internal control over financial reporting was not effective at Royal and its subsidiaries (other than the Partnership) in the following areas:

Segregation of Duties: Royal (other than the Partnership) does not have sufficient controls over financial reporting due to a lack of segregation of duties (which was a continuation of what had existed as of December 31, 2016, as reported in the 2016 Form 10-K).

Specifically:

1	There are not formal controls over Royal’s cash receipts and disbursements; individuals with control over cash also have significant roles with us, and compensating controls are not adequate to fully reduce this control deficiency.

2	Individuals who have responsibility for recording transactions are also responsible for reconciliations and the financial close process. Royal’s limited number of personnel in turn limits the distribution of review and reconciliation responsibilities.

Financial Close, Consolidation and Reporting: Royal (other than the Partnership) does not have effective internal controls over its financial close, consolidation and reporting process. During 2016, beginning with the acquisition of a controlling interest in the Partnership, Royal’s financial reporting complexities increased significantly without a corresponding increase in our resources dedicated to maintenance of a control structure and the preparation of financial information to be included in its public filings. Starting in fiscal 2018, Royal instituted a number of changes to improve its financial reporting, including appointing top management of the Partnership to be top management of Royal, and engaging a separate outside accounting firm to provide additional support for financial reporting, as well as tax analysis and preparation. Royal expects to reevaluate its deficiencies in internal control over financial reporting after new management has been given sufficient time to institute new procedures.

Audit Committee Oversight: Royal (other than the Partnership) does not have an audit committee. When a company does not have an audit committee, the entire board of directors is considered the audit committee under the Securities Exchange Act of 1934. Royal’s board of directors does not include any independent members. Royal does not have a member of the board of directors designated as our financial expert; nor does Royal have a code of business conduct and ethics, an audit charter or a whistleblower policy. Therefore, Royal does not have any independent oversight of our external financial reporting and internal control over financial reporting.

(c)	Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table shows information for the Partnership’s and our executive officers and directors as of March 23, 2018:

Name	Age (as of 12/31/2017)	Position
William Tuorto	48	Chairman of the Board of Directors and Executive Chairman of Royal and Rhino
Brian Hughs	40	Chief Commercial Officer of Royal, and Director of Royal and Rhino
Richard A. Boone	63	Chief Executive Officer of Royal, and President, Chief Executive Officer and Director of Rhino
Wendell S. Morris	50	Chief Financial Officer of Royal, and Vice President and Chief Financial Officer of Rhino
Reford C. Hunt	44	Vice President and Chief Administrative Officer of Rhino
Whitney C. Kegley	42	Vice President, Secretary and General Counsel of Royal and Rhino
Brian T. Aug	46	Vice President of Sales of Rhino

William Tuorto. Mr. Tuorto has served as our Chairman since March 6, 2015. From March 6, 2015 to January 31, 2018, Mr. Tuorto served as our Chief Executive Officer. Effective as of January 31, 2018, Mr. Tuorto became our Executive Chairman. Mr. Tuorto has served as the Chairman of the Partnership’s general partner since March 17, 2016, and as its Executive Chairman since December 30, 2016. Mr. Tuorto has been providing legal, financial, and consulting services to public companies for over 19 years. Privately, Mr. Tuorto is an investor and entrepreneur, with holdings in a wide-range portfolio of energy, technology, real estate and hospitality. Mr. Tuorto was awarded a Bachelor of Arts degree from The Citadel in 1991, graduating with honors, and distinguished nominee of the Fulbright Fellowship and Rhodes Scholarship. Mr. Tuorto received his Juris Doctor from the University of South Carolina School of Law in 1995. Mr. Tuorto was selected to serve as a director due to his in-depth business knowledge and investment experience.

Brian Hughs. Mr. Hughs has served as a director since October 13, 2015. From October 13, 2015 to January 31, 2018, Mr. Hughs also served as Vice President. Effective as of January 31, 2018, Mr. Hughs became our Chief Commercial Officer. Mr. Hughs has served as a director of the Partnership’s general partner since March 17, 2016. Mr. Hughs has been in the private sector as a business owner and entrepreneur since 2001. Through Mr. Hughs’ familial involvement in the exploration and production of oil and gas in northern Texas, he brings specialized knowledge and expertise in this field of prospective investments. Mr. Hughs was selected to serve as a director due to his in-depth business knowledge and investment experience.

Richard A. Boone. Mr. Boone has served as our Chief Executive Officer since January 31, 2018. Mr. Boone has served as President and Chief Executive Officer of the Partnership’s general partner since December 30, 2016. Prior to December 2016, Mr. Boone served as the general partner’s President since September 2016 and served as Executive Vice President and Chief Financial Officer since June 2014. Prior to June 2014, Mr. Boone served as Senior Vice President and Chief Financial Officer of the general partner since May 2010, and as Senior Vice President and Chief Financial Officer of Rhino Energy LLC since February 2005. Prior to joining Rhino Energy LLC, he served as Vice President and Corporate Controller of PinnOak Resources, LLC, a coal producer serving the steel making industry, since 2003. Prior to joining PinnOak Resources, LLC, he served as Vice President, Treasurer and Corporate Controller of Horizon Natural Resources Company, a producer of steam and metallurgical coal, since 1998. Mr. Boone has over 30 years of experience in the coal industry.

Wendell S. Morris. Mr. Morris has served as our Chief Financial Officer since January 31, 2018. Mr. Morris has served as the Vice President and Chief Financial Officer of the Partnership’s general partner since September 2016. From June 2015 to September 2016, Mr. Morris served as Vice President of Finance of the Partnership’s general partner and prior to June 2015, Mr. Morris served as Vice President of External Reporting and Investor Relations of the Partnership’s general partner. Prior to joining Rhino Energy LLC, Mr. Morris was employed by Lexmark International, Inc. where he held various financial and accounting positions.

Reford C. Hunt. Mr. Hunt has served as Vice President and Chief Administrative Officer of the Partnership’s general partner since January 2018. From August 2014 to January 2018, Mr. Hunt served as Senior Vice President of Business Development of the Partnership’s general partner. From May 2010 to August 2014, Mr. Hunt served as Vice President of Technical Services of the Partnership’s general partner. Since April 2005, Mr. Hunt has served in various capacities with Rhino Energy LLC and its subsidiaries, including as Chief Engineer and Director of Operations. Prior to joining Rhino Energy LLC, Mr. Hunt was employed by Sidney Coal Company, a subsidiary of Massey Energy Company, from 1997 to 2005. During his time at Sidney Coal Company as a Mining Engineer, he oversaw planning, engineering, and construction for various mining and preparation operations. In total, Mr. Hunt has approximately 18 years of experience in the coal industry.

Whitney C. Kegley. Ms. Kegley has served as our Vice President, Secretary and General Counsel since January 31, 2018. Ms. Kegley has served as Vice President, Secretary and General Counsel of the Partnership’s general partner since July 2012. Prior to joining the Partnership’s general partner, and beginning in April 2012, Ms. Kegley served as a partner with the law firm of Dinsmore & Shohl, LLP in their Lexington, KY office. Ms. Kegley concentrated her practice on mergers and acquisitions and general corporate law with an emphasis on mineral and energy law. From March 2009 to April 2012, Ms. Kegley was a member in the Lexington, KY office of McBrayer, McGinnis, Leslie & Kirkland, PLLC, where she concentrated on mergers and acquisitions and general corporate law with an emphasis on mineral and energy law. From August 1999 to March 2009, Ms. Kegley was employed by the law firm of Frost Brown Todd LLC where she held various positions.

Brian T. Aug. Mr. Aug has served as Vice President of Sales of the Partnership’s general partner since August 2013. From April 2011 to August 2013, Mr. Aug served as Director of Sales and Marketing for Rhino Energy LLC. Prior to joining Rhino Energy LLC, he was Vice President of Marketing and Trading Analysis for Greenstar Global Energy, a US based corporation focused on the selling of US coals into India. From 1994 until 2010 he worked for Duke Energy Ohio, a Midwest utility with coal and natural gas power generation. The last 10 years of his career at Duke Energy Ohio was spent as Director of Fuels.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Director Independence

None of the members of our board of directors are independent as defined under the independence standards established by the NYSE and the Exchange Act.

Meetings; Committees of the Board of Directors

Our board of directors held no formal meetings during the year ended December 31, 2017. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

We do not currently have independent directors nor an audit, nominating or compensation committee. We have not had such committees to date because we were not seeking to add independent directors to the board. We are in the process of identifying and appointing independent directors and will be establishing an audit, nominating and compensation committee. We will also establish charters for such committees.

We do not have any director who would qualify as an audit committee financial expert on our board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2017, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except that Brian Hughs failed to a file a Form 4 reporting the acquisition of 464,285 shares of common stock from a shareholder in a private transaction on January 5, 2017.

Item 11. Executive Compensation

Introduction

For the fiscal year ended December 31, 2017, we are reporting as a smaller reporting company due to our market capitalization. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures with respect to our named executive officers. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers.

On March 17, 2016, we acquired control of the Partnership when we purchased the general partner of the Partnership, and a majority of the outstanding common and subordinated units of the Partnership. The general partner of the Partnership has the sole responsibility for conducting the Partnership’s business and for managing its operations, and its board of directors and officers make decisions on the Partnership’s behalf. The compensation committee of the board of directors of the general partner determines the compensation of the directors and officers of the general partner, including its named executive officers. The compensation payable to the officers of the general partner is paid by the general partner and reimbursed by the Partnership on a dollar-for-dollar basis.

For the fiscal year ending December 31, 2017, our named executive officers were:

●	William Tuorto—Chairman, Executive Chairman and former Chief Executive Officer, and Executive Chairman and Director of the Partnership;

●	Brian Hughs – Chief Commercial Officer and Director, and Director of the Partnership

●	Richard A. Boone—Chief Executive Officer and President, Chief Executive Officer and Director of the Partnership;

With respect to the compensation disclosures and the tables that follow, these individuals are referred to as the “named executive officers.”

Changes to Named Executive Officers

On January 31, 2018, William L. Tuorto resigned as chief executive officer and principal executive officer of the Company. At the same time, Mr. Tuorto’s employment was amended to provide that he would continue to serve as executive chairman. Mr. Tuorto is also employed as executive chairman of the Partnership.

On January 31, 2018, Douglas C. Holsted resigned as chief financial officer and principal financial officer of the Company. Mr. Holsted remains a consultant to the Company, and a director of the Partnership.

On January 31, 2018, Brian Hughs’ employment agreement was amended to change his title to chief commercial officer.

On January 31, 2018, the Company appointed Richard A. Boone as its chief executive officer and principal executive officer. Mr. Boone also serves as chief executive officer of the Partnership

Summary Compensation Table

The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2017 and 2016. With respect to named executive officers employed by the Partnership, the following table only reflects their compensation from March 17, 2016 to December 31, 2016, the period in which the Partnership was majority owned by us.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock/Unit Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
William Tuorto	2017	298,077	200,000	31,250	30,800	560,127
Executive Chairman of Royal, and Executive Chairman and Director of Rhino	2016	491,814	187,500	250,000	25,600	954,914

Richard A. Boone (5)	2017	300,000	200,000	31,250	14,092	545,342
Chief Executive Officer of Royal and President, Chief Executive Officer and Director of Rhino	2016	249,981	50,000	125,000	8,282	433,263

Brian Hughs	2017	335,208	414,000	31,250	20,000	800,458
Chief Commercial Officer and Director of Royal, and Director of Rhino	2016	354,314	-	-	15,000	369,314

(1)	Mr. Tuorto’s salary for 2016 includes $250,000 of accrued compensation from Royal which Mr. Tuorto agreed to waive in 2018. Mr. Tuorto also agreed to waive salary under his employment agreement with Royal for 2017 and all subsequent periods until he elects to terminate the waiver.

(2)	For fiscal 2017 and 2016, bonuses for all officers other than Mr. Hughs were paid by the Partnership, and reflect the annual cash bonus awarded to each of the named executive officers per the terms of their employment agreements, which are described further below. The bonus for Mr. Hughs was paid by Royal.

(3)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted under the Partnership’s Long-Term Incentive Plan (the “LTIP”), computed in accordance with FASB ASC Topic 718. All phantom unit awards granted during the 2016 year were fully vested on the date of grant. We did not grant equity awards to our named executive officers during the 2017 year in their employee capacity, although Messrs. Tuorto, Boone and Hughs received an equity award of units with a market value of $31,250 for their services on the Partnership’s Board during the 2017 fiscal year.

(4)	Amounts reflect, as applicable with respect to the named executive officers and as provided in the supplemental table below, the use of a company provided automobile and employer contributions to the 401(k) Plan. The value of automobile use is calculated as the monthly lease payment paid by us on behalf of the executive multiplied by the monthly percentage of personal use of the automobile by the executive. With respect to Mr. Hughs only, amounts reflected include $20,000 and $15,000 of director fees paid by the Partnership for 2017 and 2016, respectively. The all other compensation column also reflects $20,000 in director fees paid by the Partnership to Mr. Tuorto with respect to the 2017 year.

(5)	Compensation for Mr. Boone only includes his compensation from March 17, 2016 to December 31, 2016, the period of time that the Partnership was our subsidiary in fiscal 2016.

“Other compensation” derived by certain named executive officers from the Partnership is listed below:

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan
William Tuorto	$-	$10,800
Richard A. Boone	3,292	10,800

Employment Agreements

We and the Partnership have entered into employment agreements with each of the named executive officers. Below is a summary of the employment agreements entered into by us and the Partnership:

Royal Energy Resources, Inc.

William L. Tuorto. We entered into an employment agreement with Mr. Tuorto dated October 13, 2015, which was amended as of January 1, 2018 and March 16, 2018. As amended, Mr. Tuorto’s employment agreement has the following terms and conditions:

Position	Executive Chairman and Director
Term	60 months
Annual Salary	$350,000 (retroactive to January 1, 2017 Mr. Tuorto has agreed to forgo his base salary until he elects to reinstate this provision. No clawback provisions for past compensation.)
Signing Bonus	$150,000, payable in shares of common stock
Benefits	Insurance and participation in any retirement plans to the extent provided to other employees
Vacation/Sick Leave	Three weeks per year
Covenants	Confidentiality, non-solicitation of employees and customers

Brian Hughs. We entered into an employment agreement with Mr. Hughs dated October 13, 2015 which was amended as of January 1, 2018. As amended, Mr. Hughs’ employment agreement has the following terms and conditions:

Position	Director and Chief Commercial Officer
Term	60 months
Annual Salary	$350,000 years 1-3, $375,000 years 4-5
Signing Bonus	$150,000, payable in shares of common stock
One-time Bonus	$29,167 on second anniversary
Benefits	Insurance and participation in any retirement plans to the extent provided to other employees
Vacation/Sick Leave	Three weeks per year
Covenants	Confidentiality, non-solicitation of employees and customers

Richard A. Boone. We entered into an employment agreement with Mr. Boone dated January 31, 2018, effective as of January 1, 2018. Mr. Boone’s employment agreement has the following terms and conditions:

Position	Chief Executive Officer
Term	12 months
Annual Salary	$50,000
Benefits	None
Covenants	Confidentiality, non-solicitation of employees and customers

Rhino Resource Partners, LP

William L. Tuorto. The Partnership entered into an employment agreement with Mr. Tuorto dated December 30, 2016, which was amended effective January 1, 2018. Mr. Tuorto’s employment agreement has the following terms and conditions:

Position	Executive Chairman and Director
Term	48 months
Annual Salary	$435,000
Mandatory Bonus	50% of Base Salary
Discretionary Bonus	Up to 100% of Base Salary
Benefits	Health insurance, vacation and participation in any retirement plans, including 401K, made available to similarly situated employees
Vehicle Allowance	Use of Vehicle
Covenants	Confidentiality, non-compete, non-solicitation of employees and customers

Richard A. Boone. We entered into an amended and restated employment agreement with Mr. Boone dated December 30, 2016. Mr. Boone’s employment agreement has the following terms and conditions:

Position	Chief Executive Officer
Term	24 months
Annual Salary	$300,000
Mandatory Bonus	10% of Base Salary
Discretionary Bonus	Up to 100% of Base Salary
Benefits	Health insurance, vacation and participation in any retirement plans, including 401K, made available to similarly situated employees
Vehicle Allowance	Use of Vehicle
Covenants	Confidentiality, non-compete, non-solicitation of employees and customers

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

Phantom Unit Awards of the Partnership

Certain named executives received discretionary awards of fully vested Partnership units in 2016. Certain named executives received discretionary awards of phantom units years prior to 2016 in respect of the prior fiscal year’s performance. These phantom unit awards were designed to vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant), provided the named executive officer remained an employee continuously from the date of grant through the applicable vesting date. The phantom units were designed to become fully vested upon a change in control or in the event that the named executive officer’s employment was terminated due to disability or death. In addition, if the named executive officer’s employment was terminated by us without cause or by the executive for good reason, the vesting of those phantom units scheduled to vest in the 12 month period following such termination would have been accelerated to the officer’s termination date. While a named executive officer holds unvested phantom units, he is entitled to receive DER credits that will be paid in cash upon vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited). Each of the unvested phantom units held by the named executive officers during the 2016 became accelerated in connection with Royal’s acquisition of our general partner in March 2016. No awards were issued in 2017.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers have any unvested equity awards or unexercised options in either us or the Partnership as of December 31, 2017.

Potential Payments Upon Termination or Change in Control

We and the Partnership have employment agreements with each of the named executive officers employed by us that contain provisions regarding payments to be made to such individuals upon an involuntary termination of their employment by us or the Partnership without “cause,” their resignation for “good reason” or upon a “change of control,” which are discussed below. The employment agreements are described in greater detail below and in the section above titled “—Compensation Discussion and Analysis—Employment Agreements.”

Royal Energy Resources, Inc.

Under our employment agreements with Messrs. Tuorto, Boone and Hughs, if the employment of the executive is terminated by us for “for cause” or by the executive voluntarily without “good reason,” then the executive will be entitled to receive his earned but unpaid base salary, payment with respect to accrued but unpaid vacation days, all benefits accrued and vested under any of our benefit plans, and reimbursement for any properly incurred business expenses (collectively, the “accrued obligations”).

In addition to the foregoing, in the event the employment of Messrs. Tuorto and Hughs is terminated by us without “cause,” by the executive for “good reason” or by the executive after a “change of control,” Messrs. Tuorto and Hughs shall receive (a) severance payments equal to three years base salary, (b) medical coverage to the same extent as it provides to other executive officers for the lesser of two years or the date the officer receives medical coverage through a different employer, and (c) any unvested options, warrants, restricted stock awards or contingent stock rights shall vest. In the event the employment of Mr. Boone is terminated by us without “cause,” by Mr. Boone for “good reason” or by Mr. Boone after a “change of control,” Mr. Boone is entitled to receive the same compensation and benefits as Messrs. Tuorto and Hughs described above, except that (a) he is only entitled to severance equal to six months of his base salary, and (b) he is only entitled to medical coverage to the same extent as it provides to other executive officers for the lesser of three months or the date he receives medical coverage through a different employer.

Messrs. Tuorto, Boone and Hughs are subject to certain confidentiality and non-solicitation provisions contained in their employment agreements. The confidentiality covenants expire two years after the officer’s employment terminates, unless the confidential information is a trade secret under applicable law, in which case the obligation runs in perpetuity. Messrs. Tuorto, Boone and Hughs are also subject to non-solicitation provisions that prevent them from soliciting any employees or independent contractors of us to terminate their services relationship, and prevent them from soliciting any customer of us to terminate their relationship with us or in any way reduce the amount of business they do with us. The non-solicitation of employee covenant expires two years after the officer’s employment with us, and the non-solicitation of customers covenant expires five years after the officer’s employment with us in the case of Messrs. Tuorto and Hughs, and one year after the officer’s employment in the case of Mr. Boone.

For purposes of the employment agreements with Messrs. Tuorto and Hughs, the terms listed below have been defined as follows:

●	“for cause” means the officer (a) fails or refuses in any material respect to perform any duties, consistent with his position or those which may reasonably be assigned to him by the Board or materially violates company policy or procedure; (b) is grossly negligent in the performance of his duties hereunder; (c) commits of any act of fraud, willful misappropriation of funds, embezzlement or dishonesty with respect to the Company; (d) is convicted of a felony or other criminal violation, which, in the reasonable judgment of the Company, could materially impair the Company from substantially meeting its business objectives; (e) engages in any other intentional misconduct adversely affecting the business or affairs of the Company in a material manner; or (f) dies or is disabled for three consecutive months in any calendar year to such an extent that the Executive is unable to perform substantially all of his essential duties for that time.

●	“for good cause” means (a) any removal of the executive from his position without his being appointed to a comparable or higher position in the Company; (b) the assignment to the Executive of duties materially inconsistent with the status of a person with his title, and the Company fails to rescind such assignment within thirty (30) days following receipt of written notice to the Board of Directors of the Company from executive; (c) any failure to elect the executive as a member of our Board of Directors or the executive’s removal from membership thereof; and (d) any requirement that the executive perform his duties from any location other than Charleston, South Carolina.

●	“change of control” means (a) the acquisition by any individual, entity or group of 50% or more of our common stock by any person or entity who was not a stockholder at the time the employment agreement was entered into, or (b) the consummation of (i) a reorganization, merger or consolidation under which all of the persons who are beneficial owners of us prior to the transaction do not beneficially own at least 50% of our shares following the transaction, (ii) the complete liquidation or dissolution of us, or (iii) the sale or other disposition of all or substantially all of our assets, excluding a transfer to one of our subsidiaries.

For purposes of Mr. Boone’s employment agreement, the terms “for cause” and “for good cause” have the meanings defined above, except that in Mr. Boone’s case the term “for good cause” does not include a requirement that he be elected to our Board of Directors, and “for good cause” includes a requirement that he be required to perform his duties from any location other than Lexington, Kentucky, instead of Charleston, South Carolina.

Rhino Resource Partners, LP

Under the Partnership’s employment agreements with Messrs. Tuorto and Boone, if the employment of the executive is terminated by us for “cause,” by the executive voluntarily without “good reason,” or due to the executive’s “disability,” then the executive will be entitled to receive his earned but unpaid base salary, payment with respect to accrued but unpaid vacation days, all benefits accrued and vested under any of our benefit plans, and reimbursement for any properly incurred business expenses (collectively, the “accrued obligations”). In addition to the foregoing, in the event the employment of Messrs. Tuorto or Boone is terminated by the Partnership without “cause” or by the executive for “good reason,” Messrs. Tuorto and Boone shall receive their base salary for the period from termination through the expiration of their respective employment agreements, subject to the executive’s timely execution and delivery (and non-revocation) of a release agreement for our benefit. In the event of the death of Mr. Tuorto or Boone, their estate will be entitled to receive the accrued obligations and a pro-rated annual discretionary bonus.

Messrs. Tuorto and Boone are subject to certain confidentiality, non-compete and non-solicitation provisions contained in their employment agreements. The confidentiality covenants are perpetual, while the non-compete and non-solicitation covenants apply during the term of their employment agreements and for one year (two years for non-solicitation) following Messrs. Tuorto’s and Boone’s termination for any reason. Both Mr. Tuorto’s and Mr. Boone’s employment agreements acknowledge their position and employment with Royal and specifically excepts them from the non-compete provision as it relates to Royal and its affiliates.

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

LTIP Phantom Unit Awards

Mr. Boone has periodically held awards of phantom units as previously described in the section above titled “—Compensation Discussion and Analysis—Phantom Unit Awards,” although as of December 31, 2017 none of the Partnership’s named executive officers held outstanding phantom unit awards.

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

Director Compensation

All of our directors are named executive officers, and therefore their compensation is reflected in the Summary Compensation Table above. We currently do not pay any compensation to our directors for service on our board, other than what they receive as officers. However, our executive officers receive compensation for service on the board of Rhino GP LLC, the general partner of the Partnership, which is disclosed in the Summary Compensation Table above. We anticipate developing a board compensation policy that is consistent with that provided to board members of other companies within our industry, in order to attract qualified candidates to our board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 23, 2018, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Common Stock		Series A Preferred Stock		Total Votes
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Aggregate No. of Votes (1)	% of Total Votes (1)

William L. Tuorto (2)(3)	8,010,884	45.4%	51,000	100.0%	29,821,358	75.5%

William King and Paulette King Trust 10925 US Highway 60 Canadian, TX 79014	1,361,429	7.7%	-	0.0%	1,361,429	3.4%

DWCF, Ltd. 3988 FM 2933 McKinney, TX 75071	1,191,440	6.7%	-	0.0%	1,191,440	3.0%

Brian Hughs (3)	909,810	5.2%	-	0.0%	909,810	2.3%

Richard A. Boone (4)	-	-%	-	0.0%	-	0.0%

Wendell S. Morris (4)	-	-%	-	0.0%	-	0.0%

All Officers and Directors as a Group	8,920,694	50.6%	51,000	100.0%	30,731,168	77.8%

(1)	Based upon 18,579,293 shares of common stock issued and outstanding as of March 23, 2018, less 914,797 shares held by the Partnership, which are excluded because the Partnership is a consolidated subsidiary of the Company. Each share of common stock is entitled to one vote per share. As of March 23, 2018, there were 51,000 shares of Series A Preferred Stock issued and outstanding, which are entitled to 54% of the votes on any matter upon which shareholders are entitled to vote. Total votes are 40,389,767.

(2)	Mr. Tuorto’s ownership of common stock consists of 822,324 shares owned outright, 7,188,560 shares owned by E-Starts Money Co., a corporation owned by Mr. Tuorto, and 51,000 shares which he has the right to acquire upon the conversion of shares of Series A Preferred Stock owned by him.

(3)	The address for Messrs. Tuorto and Hughs is 56 Broad Street, Suite 2, Charleston, SC 29401.

(4)	The address for Messrs. Boone and Morris is 424 Lewis Hargett Circle, Suite 250, Lexington, KY 40503.

The following table sets forth certain information, as of March 23, 2018, with respect to the beneficial ownership of equity interests in Rhino Resource Partners, LP, our consolidated subsidiary, by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, and (iii) all of our directors and named executive officers as a group.

Name of Beneficial Owner	Amount of Nature of Beneficial Ownership (Common Units)	Percentage (1)
William L. Tuorto	91,701	0.7%
Richard A. Boone	59,018	0.5%
Brian Hughs	19,685	0.2%
All officers and directors as a group	170,404	1.3%

(1)	Based on 12,993,869 common units outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of December 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Royal 2015 Employee, Consultant and Advisor Stock Compensation Plan (1)	—	—		885,908
Royal 2015 Stock Option Plan (1)	—	—		1,000,000
Rhino Long-term Incentive Plan (2)	—	n/a	(2)	12,996
	—	—

(1)	The Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan and the Royal Energy Resources 2015 Stock Option Plan (“Plans”) were adopted on July 31, 2015 and reserve 1,000,000 shares for awards under each Plan. The Company’s compensation committee is designated to administer the Plans at the direction of the board of directors, and if there is no compensation committee the Plans are administered by the board of directors.

(2)	Adopted by board of directors of the partnership’s in connection with its IPO. To date, only phantom and restricted and unrestricted units have been granted under the Long-Term Incentive Plan. For more information relating to the Partnership’s Long-Term Incentive Plan and the unit awards granted thereunder, please see Note 18 of the consolidated financial statements included elsewhere in this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions Involving Royal Only

E-Starts Money Co. Loans

On March 6, 2015, we borrowed $203,593 from E-Starts pursuant to a demand promissory date, which bears interest at six percent per annum. We used the proceeds to repay all of our indebtedness at the time. On June 11, 2015, we borrowed an additional $200,000 from E-Starts Money Co. pursuant to a non-interest bearing demand promissory note. On September 22, 2016, we borrowed $50,000 from E-Starts pursuant to a non-interest bearing demand promissory note and on December 8, 2016, we borrowed an additional $50,000 from E-Starts pursuant to a non-interest bearing demand promissory note. On April 26, 2017, we borrowed $10,000 from E-Starts pursuant to a non-interest bearing demand promissory note. The total amount owed to E-Starts at December 31, 2017 and December 31, 2016 was $513,989 and $503,593, respectively, plus accrued interest.

Wellston Transactions

On May 14, 2015, we entered into an Option Agreement to acquire substantially all of the assets of Wellston Coal, LLC (“Wellston”) for 500,000 shares of our common stock. The Option Agreement originally terminated on September 1, 2015, but was later extended to December 31, 2016. Wellston owned approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). We planned to close on the acquisition of the Wellston Property upon satisfactory completion of due diligence. Pursuant to the Option Agreement, pending the closing of the Wellston Property, we agreed to loan Wellston up to $500,000 from time to time. The loan was pursuant to a Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement, and collateralized by a Deed of Trust on the Wellston Property. We ultimately loaned Wellston $53,000. Ronald Philips, our President and Secretary from October 13, 2015 to January 30, 2018, owned a minority interest in Wellston, and was the manager of Wellston. On September 13, 2016, Wellston sold its assets to an unrelated third party, and we received a royalty of $1 per ton on the first 250,000 tons of coal mined from the property in consideration for a release of our lien on Wellston’s assets, which satisfied the loan to Wellston in full.

Blue Grove/GS Energy Transactions

Pursuant to a Securities Exchange Agreement dated June 10, 2015 (the “Blue Grove Agreement”), we acquired Blue Grove in exchange for 350,000 shares of our common stock. Blue Grove was owned 50% by Ian Ganzer and 50% by Gary Ganzer, Ian Ganzer’s father (the “Members”). Simultaneous with our acquisition of Blue Grove, we signed an employment agreement with Ian Ganzer under which he became our chief operating officer. Simultaneous with our acquisition of Blue Grove, Blue Grove entered into an Operator Agreement with GS Energy, LLC (“GS Energy”), under which Blue Grove had an exclusive right to mine the coal properties of GS Energy for a two year period. During the term of the Operator Agreement, Blue Grove was entitled to all revenues from the sale of coal mined from GS Energy’s properties, and was responsible for all costs associated with the mining of the properties or the properties themselves, including operating costs, lease, rental or royalty payments, insurance and bonding costs, property taxes, licensing costs, etc. Simultaneous with the acquisition of Blue Grove, Blue Grove also entered into a Management Agreement with Black Oak Resources, LLC (“Black Oak”), a company owned by the Members. Under the Management Agreement, Blue Grove subcontracted all of its responsibilities under the Operator Agreement with GS Energy to Black Oak. In consideration, Black Oak was entitled to 75% of all net profits generated by the mining of the coal properties of GS Energy. Subsequently, the agreement with Black Oak was amended to provide that Black Oak was entitled to 100% of the first $400,000 of net profits and 50% of the next $1,000,000 of net profits, for a maximum of $900,000 of net profits generated from the mining GS Energy’s coal properties.

On December 23, 2015, the Company and the Members entered into an Amendment to Blue Grove Agreement (“Amendment”), under which the consideration for the acquisition of Blue Grove was reduced from 350,000 shares of our common stock to 10,000 shares.

Mr. Ganzer resigned as our chief operating officer on September 13, 2016.

On July 1, 2017, we entered into an agreement with Ian and Gary Ganzer, under which we transferred our interest in Blue Grove to the Ganzers in consideration for the Ganzers’ return of 10,000 shares of the Company’s common stock, which was the purchase price for Blue Grove. In the same agreement, Ian Ganzer returned 9,599 shares of common stock for cancellation. The shares represented the unvested portion of a stock bonus issued to Mr. Ganzer when he was employed as chief operating officer of the Company. The parties executed mutual releases of liability. In addition, the Ganzers’ agreed to hold the Company harmless against any liability arising out its former ownership of Blue Grove.

Miscellaneous Amounts Due Related Parties

E-Starts, in addition to the four notes described above, advanced money to us for use in paying certain of our obligations, and is owed accrued interest on one of the notes described above. In addition, we have advanced funds to GS Energy, LLC and Gary and Ian Ganzer, the owners of GS Energy, LLC, from time to time. All amounts due to or from the Ganzers or GS Energy, LLC were released on July 1, 2017 in connection with the agreement under which we reconveyed Blue Grove to the Ganzers. The details of the due to related party account are summarized as follows:

	December 31, 2017	December 31, 2016
	(thousands)
Due to E-Starts Money Co
Expense advances	$-	$11
Accrued interest	34	22
	34	33
Due to GS Energy, LLC	-	18
Due to Gary and Ian Ganzer	-	20
	$34	$71

Transactions Involving Rhino

Acquisition of Control of Rhino

On January 21, 2016, a definitive agreement was completed between us and Wexford Capital, LP, and certain of its affiliates (collectively, “Wexford”) under which we acquired 676,912 common units in the Partnership from Wexford. Pursuant to the definitive agreement, on March 17, 2016, we acquired all of the issued and outstanding membership interests of Rhino GP LLC, the Partnership’s general partner, as well as 945,525 of the Partnership’s issued and outstanding subordinated units from Wexford. The general partner owns the general partner interest in the Partnership as well as certain incentive distribution rights in the Partnership. The terms of the transactions and agreements under which we acquired control of the Partnership were determined by arms-length negotiations between us and Wexford, who were not affiliated entities.

Subsequent to acquiring control of the Partnership, we appointed William Tuorto, Douglas Holsted, Ronald Phillips, Ian Ganzer and Brian Hughs, each of whom was an officer and/or director of us, as directors of the general partner. Mr. Ganzer resigned as a director of the Partnership in September 13, 2016. Ronald Phillips resigned as a director of the Partnership on January 30, 2018.

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

Option Agreement

On December 30, 2016, we entered into the Option Agreement with the Partnership, Rhino Holdings, and the Partnership’s general partner. Upon execution of the Option Agreement, the Partnership received the Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy that is owned by investment partnerships managed by Yorktown, which represented approximately 97% of the outstanding common stock of Armstrong Energy at the time. Armstrong Energy, Inc. is a coal producing company with approximately 445 million tons of proven and probable reserves and five mines located in the Illinois Basin in western Kentucky as of September 30, 2016. The Option Agreement stipulated that the Partnership could exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued the Call Option Premium Units to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulated the Partnership could exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, would result in Rhino Holdings owning 51% of the fully diluted common units of the Partnership. The purchase of Armstrong Energy through the exercise of the Call Option would also require us to transfer a 51% ownership interest in the general partner of the Partnership to Rhino Holdings. The Partnership’s ability to exercise the Call Option was conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our revolving credit facility to permit the acquisition of Armstrong Energy.

The Option Agreement also contains the Put Option granted by the Partnership to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause the Partnership to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under our revolving credit facility, which occurred on December 27, 2017 (refer to Financing Agreement discussed previously).

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

On November 1, 2017, Armstrong and its subsidiaries filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the Eastern District of Missouri. On February 9, 2018, the bankruptcy court entered an Order (I) Confirming the Debtors’ Third Amended Joint Chapter 11 Plan And (II) Approving the Sale Transaction, under which the principle operating assets of Armstrong and its subsidiaries were sold to a newly formed entity controlled by Murray Kentucky Energy, Inc. Under the confirmed plan, all of the outstanding common stock of Armstrong was cancelled.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, the Partnership entered into the Series A Preferred Unit Purchase Agreement with Weston, an entity wholly owned by certain investment partnerships managed by Yorktown, and us. Under the Preferred Unit Agreement, Weston and us agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in the Partnership at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and us paid cash of $11.0 million and $2.0 million, respectively, and Weston assigned to the Partnership a promissory note in the principal amount of $2.0 million due by us to Weston dated September 30, 2016 (the “Weston Promissory Note”). Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.” We paid our share of the purchase price for the Series A preferred units from the proceeds of a loan from Weston in the amount of $2.0 million.

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

On January 27, 2017, we sold 100,000 of our Series A preferred units to Weston and the other 100,000 Series A preferred units to another third party. The proceeds were used to repay our loan from Weston in the amount of $2.0 million.

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, we entered into a letter agreement with the Partnership whereby the parties agreed to extend the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note to December 31, 2018. The letter agreement further provided that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at our option into a number of shares of our common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of our common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, we exercised our right to convert the Weston Promissory Note and Rhino Promissory Note into shares of our common stock, and as a result we issued the Partnership 914,797 shares of our common stock.

Sturgeon Acquisitions LLC

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon, with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership recorded its proportionate portion of the operating (loss)/income for this investment during 2017 and 2016 of approximately $36,000 and ($0.2) million, respectively. In June 2017, we contributed our limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2017, we owned 568,794 shares of Mammoth Inc.

As of December 31, 2017 and 2016, we recorded a fair market value adjustment of $2.6 million and $1.6 million, respectively, for our available-for-sale investment in Mammoth Inc. based on the market value of the shares at December 31, 2017 and 2016, respectively, which was recorded in Other Comprehensive Income. As of December 31, 2017 and 2016, we have recorded our investment in Mammoth Inc. as a short-term asset, which we have classified as available-for-sale.

Transactions with Partnership

The effect of the following transactions are eliminated in consolidation.

On December 5, 2017, we entered into a Coal Sales Fee Agency Agreement (the “Agency Agreement”) with the Partnership, under which we act as a non-exclusive agent to the Partnership to procure coal buyers for coal produced by the Partnership and its subsidiaries. Under the Agency Agreement, the Partnership is obligated to pay us $0.25 for every short ton of steam coal and $1.50 for every ton of metallurgical coal (except $0.50 per ton for one buyer) loaded and sold pursuant to a sales contract procured by us. The Agency Agreement provides that the Partnership’s obligation to pay fees in relation to coal sold to a buyer introduced by us will extent in perpetuity, unless the buyer does not purchase any coal from the Partnership for two consecutive years. The Agency Agreement further provides that we have the right, with the consent of the Partnership, to convert any fees due to us into common units of the Partnership at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Agency Agreement did not become effective until the Partnership refinanced its indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. In the year ended December 31, 2017, the Partnership paid us $89,351 in fees earned under the Agency Agreement, which included coal sold to buyers introduced by us prior to the effective date of the Agency Agreement.

On December 5, 2017, we entered into a Guaranty Fee and Indemnity Agreement (the “Guaranty Agreement”) with the Partnership, under which we act as a guarantor of the Partnership’s obligations under any surety bond issued for the benefit of the Partnership by Indemnity National Insurance Company (“INIC”). In consideration for the guaranty, the Partnership is obligated to pay us one percent (1%) of the face value of the surety bond per year. The Guaranty Agreement has a term of three years. The Guaranty Agreement provides that, until our liability under the guaranty to INIC is extinguished, the Partnership is obligated to issue us additional common units sufficient to ensure that our ownership of the Partnership’s common units does not fall below 10% of the issued and outstanding common units at the time. The Guaranty Agreement further provides that we have the right, with the consent of the Partnership, to convert any fees due to us into common units of the Partnership at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Guaranty Agreement did not become effective until the Partnership refinanced its indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. In the year ended December 31, 2017, the Partnership paid us two payments of $364,916.96 each, one of which represented amounts due under the Guaranty Agreement for 2017 and the other was for amounts that will be due under the Guaranty Agreement in 2018.

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

The Partnership has a committee of independent directors that review and approve any transactions between the Partnership and a related party to the Partnership, including transactions between us and the Partnership.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services provided by Brown Edwards & Company, L.L.P. for the years December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
	(in thousands)
Audit fees	$660	$615
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$660	$615

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	Other services. Other services are those services not described in the other categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page [  ].

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

EXHIBIT LIST

Exhibit Number	Description	Filer

2.1**	Membership Interest Purchase Agreement, dated August 22, 2016, by and among Rhino Energy LLC and Elk Horn Coal Acquisition LLC (incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on November 10, 2016)	Rhino

2.2**	Membership Interest Purchase Agreement, dated August 22, 2016, by and among Rhino Energy LLC and Elk Horn Coal Acquisition LLC (incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on Novermber 10, 2016)	Rhino

2.3	Securities Exchange Agreement dated effective April 13, 2015 by and between Royal Energy Resources, Inc. and Wastech, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-52547) filed April 21, 2015)	Royal

3.1	Amended and Restated Certificate of Incorporation dated July 29, 2016 (incorporated by reference from the Current Report on Form 8-K (File No. 000-52547) filed on July 29, 2016)	Royal

3.2	Amended and Restated Bylaws dated July 29, 2016 (incorporated by reference from the Current Report on Form 8-K (File No. 000-52547) filed on July 29, 2016)	Royal

3.3	Certificate of Amendment to Certificate of Incorporation of Royal Energy Resources, Inc. dated March 13, 2017 (incorporated by reference from the Annual Report on Form 10-K (File No. 000-52547) filed on April 3, 2017)	Royal

3.4	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010	Rhino

3.5	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 000-52547) filed on January 6, 2017)	Royal

4.1	Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010)	Rhino

Exhibit Number	Description	Filer

4.2	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016)	Rhino

4.3*	Warrant Agreement between Rhino Resource Partners, LP and certain investors	Royal

4.4*	Form of Warrant of Rhino Resource Partners, LP	Royal

10.1	Financing Agreement dated as of December 27, 2017, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on December 28, 2017)	Rhino

10.2	Secured Promissory Note dated May 31, 2017 between Royal Energy Resources, Inc. and Cedarview Opportunities Master Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-52547) filed August 8, 2017)	Royal

10.3	Pledge and Security Agreement dated May 31, 2017 between Royal Energy Resources, Inc. and Cedarview Opportunities Master Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-52547) filed August 8, 2017)	Royal

10.4	Securities Purchase Agreement dated March 21, 2016 by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52547), filed on March 23, 2016	Royal

10.5	Option Agreement, dated as of December 30, 2016, by and among Rhino Resource Partners Holdings LLC, Rhino Resource Partners LP, Rhino GP LLC, and Royal Energy Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-52547) filed on January 6, 2017	Royal

10.6	Series A Preferred Unit Purchase Agreement, dated as of December 30, 2016, by and among Rhino Resource Partners LP, Weston Energy LLC and Royal Energy Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-52547) filed on January 6, 2017	Royal

10.7†	2015 Stock Option Plan of Royal Energy Resources, Inc. (incorporated by reference to Exhibit 10.1 the Form S-8 (File No. 333-206024) filed on July 31, 2015)	Royal

10.8†	2015 Employee, Consultant and Advisor Stock Compensation Plan of Royal Energy Resources, Inc. (incorporated by reference to Exhibit 10.2 the Form S-8 (File No. 333-206024) filed on July 31, 2015)	Royal

10.9†	Rhino Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010)	Rhino

10.10†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs (incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010)	Rhino

Exhibit Number	Description	Filer
10.11†	Employment Agreement between Royal Energy Resources, Inc. and William L. Tuorto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 000-52547) filed November 30, 2015)	Royal

10.12*†	Amendment to Employment Agreement between Royal Energy Resources, Inc. and William L. Tuorto dated January 31, 2018	Royal

10.13†	Employment Agreement between Royal Energy Resources, Inc. and Brian Hughs (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 000-52547) filed November 30, 2015)	Royal

10.14*†	Amendment to Employment Agreement between Royal Energy Resources, Inc. and Brian Hughs dated January 31, 2018	Royal

10.15*†	Employment Agreement between Royal Energy Resources, Inc. and Richard A. Boone dated January 31, 2018	Royal

10.16*†	Employment Agreement between Royal Energy Resources, Inc. and Wendell S. Morris dated January 31, 2018	Royal

10.17†	Amended and Restated Employment Agreement between W. Scott Morris and Rhino GP LLC, effective September 1, 2016, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 011-34892), filed on November 10, 2016	Rhino

10.18†	Amended and Restated Employment Agreement between Richard A. Boone and Rhino GP LLC, effective December 30, 2016 (incorporated by reference to Exhibit 10.6 of the 2016 Annual Report on Form 10-K (File No. 001-34892), filed on March 24, 2017)	Rhino

10.19†	Employment Agreement Amendment between Richard A. Boone and Rhino GP LLC, effective January 1, 2018 (incorporated by reference to Exhibit 10.3 of the 2017 Annual Report on Form 10-K (File No. 001-34892), filed on March 26, 2018)	Royal

10.20*†	Employment Agreement between Rhino GP LLC and William L. Tuorto, effective December 30, 2016	Royal

10.21*†	Employment Agreement Amendment between Rhino GP LLC and William L. Tuorto effective January 1, 2018 (incorporated by reference to Exhibit 10.2 of the 2017 Annual Report on Form 10-K (File No. 011-34892), filed on March 26, 2018)	Rhino

10.25*	Guaranty Fee and Indemnity Agreement between Royal Energy Resources, Inc. and Rhino Resource Partners, LP dated December 5, 2017	Rhino

10.27*	Coal Sales Fee Agency Agreement between Royal Energy Resources, Inc. and Rhino Resource Partners, LP dated December 5, 2017	Royal

21.1*	List of Subsidiaries of Royal Energy Resources, Inc.	Royal

23.3*	Consent of Brown, Edwards and Company L.L.P.	Royal

23.4*	Consent of Marshall Miller and Associates, Inc.	Royal

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

Exhibit Number	Description	Filer

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2017 and the three months ended December 31, 2017	Royal

101.INS*	XBRL Instance Document	Royal

101.SCH*	XBRL Taxonomy Extension Schema Document	Royal

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Royal

101.DEF*	XBRL Taxonomy Definition Linkbase Document	Royal

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Royal

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Royal

*	Filed or furnished herewith, as applicable.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).
**	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer

Date: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Boone	Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2018
Richard A. Boone

/s/ Wendell S. Morris	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2018
Wendell S. Morris

/s/ William L. Tuorto	Director	April 17, 2018
William L. Tuorto

/s/ Brian Hughs	Director	April 17, 2018
Brian Hughs

94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Royal Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Energy Resources, Inc. and Subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matters

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company transferred 100% of the membership interests and related assets and liabilities of Sands Hill Mining LLC to a third party in exchange for a future override royalty. The total gain on disposal of $1.8 million, and associated current operating results, has been reported on the income/(loss) from discontinued operations line of the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2017. In addition, the current and non-current assets and liabilities previously related to Sands Hill Mining LLC have been reclassified to the appropriate held for sale categories on the Company’s consolidated balance sheet at December 31, 2016.

As further discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company has prepared the provision for federal and state income taxes, the related current amount payable and the net deferred income tax liability based on best estimates determined upon available information. The ultimate resolution of certain pending complex tax matters, the completion and filing of delinquent income tax returns and tax positions taken could have a material impact on income tax obligations as reflected in these financial statements. Management has concluded that estimates of possible changes to these amounts cannot be made at this time.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2016.

513 State Street

Bristol, Virginia

April 17, 2018

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31, 2017	December 31, 2016

Assets
CURRENT ASSETS
Cash and cash equivalents	$10,834	$86
Restricted cash, net of long-term	7,116	-
Accounts receivable	20,386	12,932
Inventories	12,860	7,978
Investment in available for sale securities	11,165	3,532
Advance royalties, current portion	495	898
Prepaid expenses and other assets	2,703	4,865
Current assets held for sale	-	1,098
Total current assets	65,559	31,389
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	238,266	67,184
Less accumulated depreciation, depletion and amortization	(44,696)	(4,352)
Net property, plant and equipment	193,570	62,832
Advance royalties, net of current portion	7,901	7,652
Investment in unconsolidated affiliates	130	5,121
Intangible purchase option	-	21,750
Goodwill	-	7,594
Intangible assets, less accumulated amortization of $- and $68, respectively	-	33
Other non-current assets	33,778	27,591
Non-current assets held for sale	-	2,280
TOTAL ASSETS	$300,938	$166,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,328	$10,206
Accrued expenses and other	12,617	11,284
Accrued distributions	6,038	-
Notes payable - related party	514	504
Current portion of long-term debt	5,475	12,040
Current portion of asset retirement obligations	498	882
Related party advances and accrued interest payable	34	71
Current liabilities held for sale	-	397
Total current liabilities	34,504	35,384
NON-CURRENT LIABILITIES:
Long-term debt, net	31,073	-
Deferred tax liability, net	30,692	-
Asset retirement obligations, net of current portion	15,496	20,803
Other non-current liabilities	42,718	39,073
Non-current liabilities held for sale	-	5,700
Total non-current liabilities	119,979	65,576
Total liabilities	154,483	100,960
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,079,293 shares issued and 17,164,496 outstanding December 31, 2017 and 17,212,278 shares issued and outstanding at December 31, 2016, respectively	1	1
Additional paid-in capital	46,315	47,295
Stock subscription receivable	-	(213)
Treasury stock (914,797 common stock shares)	(4,176)	-
Accumulated other comprehensive income	1,442	874
Accumulated earnings (deficit)	78,670	(20,579)
Total stockholders’ equity owned by common shareholders	122,252	27,378
Non-controlling interest	24,203	37,904
Total stockholders’ equity	146,455	65,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,938	$166,242

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended December 31, 2017 and 2016

(in thousands)

	Year ended	Year ended
	December 31, 2017	December 31, 2016
REVENUES:
Coal sales	$217,192	$126,039
Other revenue	1,549	1,734
Total revenues	218,741	127,773
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	177,218	104,051
Freight and handling costs	1,837	-
Depreciation, depletion and amortization	40,437	4,284
Asset impairment and related charges	32,206	16,746
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization shown separately above)	13,115	14,099
Loss on sale/disposal of assets, net	39	-
Total costs and expenses	264,852	139,180
LOSS FROM OPERATIONS	(46,111)	(11,407)
INTEREST AND OTHER EXPENSE/(INCOME):
Interest expense	4,059	4,197
Interest income	(86)	-
Other income, net	(525)	-
(Gain) on bargain purchase	(168,410)	-
Equity in net loss/(income) of unconsolidated affiliates, net	(36)	183
Total other expense (income)	(164,998)	4,380
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	118,887	(15,787)
Income tax provision	29,970	-
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	88,917	(15,787)

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	(1,718)	2,240
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	87,199	(13,547)
Less net income/(loss) attributable to non-controlling interest	(18,088)	817
NET INCOME/(LOSS)	105,287	(14,364)
OTHER COMPREHENSIVE INCOME/(LOSS):
Fair market value adjustment for available-for-sale investment, net of tax	1,754	1,614
Less comprehensive earnings attributable to non-controlling interest	(1,186)	(740)
COMPREHENSIVE INCOME/(LOSS)	$105,855	$(13,490)

Net Income/(Loss)	$105,287	$(14,364)
Preferred Distribution on Subsidiary	(6,038)	-
Net Income/(Loss) available to Company’s Stockholders	$99,249	$(14,364)

Net income (loss) per share, basic and diluted
Continuing operations	$5.77	$(0.99)
Discontinued operations	(0.10)	0.16
	$5.67	$(0.83)
Weighted average shares outstanding, basic and diluted	17,183,778	14,527,495

See accompanying notes to consolidated financial statements.

Royal Energy Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2017 and 2016,

(in thousands, except shares)

							Accumulated
	Preferred stock		Common stock		Additional Paid In	Non-Controlling	Other Comprehensive	Treasury	Stock Subscription	Accumulated
	Shares	Amt.	Shares	Amount	Capital	Interest	Income (Loss)	Stock	Receivable	Deficit	Total
Balance, December 31, 2015	51,000	$-	14,823,827	$1	$19,804	$-	$-	$-	$-	$(6,215)	$13,590
Common stock issued for:
Cash	-	-	112,500	-	900	-	-	-	-	-	900
Services	-	-	28,094	-	283	-	-	-	-	-	283
Acquisition of Blaze Mining royalty	-	-	1,750,000	-	21,263	-	-	-	-	-	21,263
Conversion of convertible notes payable	-	-	447,857	-	2,462	-	-	-	-	-	2,462
Stock subscription receivable	-	-	50,000	-	213	-	-	-	(213)	-	-
Mark-to-market investment	-	-	-	-	-	740	874	-	-	-	1,614
Initial valuation of non-controlling interest	-	-	-	-	-	3,524	-	-	-	-	3,524
Change in proportion of non-controlling interest	-	-	-	-	2,370	(2,370)	-	-	-	-	-
New units issued by subsidiary	-	-	-	-	-	35,193	-	-	-	-	35,193
Net loss	-	-	-	-	-	817	-	-	-	(14,364)	(13,547)
Balance December 31, 2016	51,000	-	17,212,278	1	47,295	37,904	874	-	(213)	(20,579)	65,282
Common stock issued for:
Cash	-	-	21,817	-	120	-	-	-	-	-	120
Services and payment of taxes with Rhino stock	-	-	-	-	-	250	-	-	-	-	250
Stock returned for Blue Grove interest	-	-	(10,000)	-	-	-	-	(50)	-	-	(50)
Ganzer employment agreement	-	-	(9,599)	-	-	-	-	-	-	-	-
Issuance of Rhino common unit warrants	-		-	-	-	1,264	-	-	-	-	1,264
Equity based compensation	-		-	-	-	260	-	-	-	-	260
Stock subscription receivable	-	-	(50,000)	-	(213)	-	-	-	213	-	-
Other	-	-	-	-	-	(90)	-	-	-	-	(90)
Mark-to-market investment, net of tax	-	-	-	-	-	1,186	568	-	-	-	1,754
Adjustments of NCI	-	-	-	-	(887)	(783)	-	-	-	-	(1,670)
Sale of Rhino units	-	-	-	-	-	2,300	-	-	-	-	2,300
Rhino note conversion (issued but not outstanding shares)	-	-	914,797	-	-	-	-	(4,126)	-	-	(4,126)
Rhino preferred distributions	-	-	-	-	-	-	-	-	-	(6,038)	(6,038)
Net income	-	-	-	-	-	(18,088)	-	-	-	105,287	87,199
Balance December 31, 2017	51,000	-	18,079,293	1	46,315	24,203	1,442	(4,176)	-	78,670	$146,455

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

(in thousands)

	Year ended	Year ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$105,287	$(14,364)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Net income (loss) attribute to non-controlling interest	(18,088)	817
Depreciation, depletion and amortization	43,264	4,915
Accretion of asset retirement obligations	1,556	1,131
Deferred tax provision	29,116	(1,174)
Amortization of advance royalties	1,116	818
Amortization of debt issuance costs	1,239	975
Asset impairment and related charges	32,206	16,746
Loss on retirement of advance royalties	136	44
Gain on bargain purchase	(168,410)	-
Loss (gain) on sale/disposal of assets, net	39	(593)
Gain on deconsolidation	(50)	-
Equity-based compensation	330	791
Equity (income) loss of unconsolidated affiliates	(36)	144
Distributions from unconsolidated affiliate	-	300
Accrued interest income - related party	12	(6)
Gain/loss on business disposal	(1,751)	-
Accrued interest expense - related party	-	12
Provision of bad debts	56	49
Change in assets and liabilities:
Accounts receivable	(6,698)	(3,123)
Inventories	(4,810)	(1,290)
Advance royalties	(1,098)	(721)
Prepaid expenses and other assets	(3,022)	229
Accounts payable	(1,017)	1,801
Accounts payable - related party	-	20
Accrued expenses and other liabilities	5,908	(147)
Asset retirement obligations	(1,624)	(822)
Net cash provided by operations	13,661	6,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(20,078)	(5,075)
Investment in Rhino Resource Partners, LP (“Rhino”)	-	(4,500)
Investment in Blaze Mining royalty	-	150
Cash acquired in acquisitions	-	619
Proceeds from Elk Horn disposal	890	11,100
Proceeds from sale of Rhino units	300	-
Proceeds from sale of property, plant, and equipment	656	-
Other	-	35
Net cash provided by (used in) investing activities	(18,232)	2,329
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	132,200	101,050
Repayments on line of credit	(142,240)	(132,509)
Payments on debt issuance costs	(4,915)	(1,594)
Loan proceeds	42,469	4,000
Non-controlling interest	-	10,960
Proceeds of related party loans	85	100
Payments on related party loans	(75)
Proceeds from issuance of common stock	120	900
Repayment of notes payable and long-term debt	-	(1,156)
Proceeds from issuance of convertible notes	-	2,350
Net cash provided by (used in) financing activities	27,644	(15,899)
Net increase (decrease) in cash and cash equivalents and restricted cash	23,073	(7,018)
Cash and cash equivalents and restricted cash, beginning of period	86	7,104
Cash and cash equivalents and restricted cash, end of period	$23,159	$86

Summary Statement of Financial Position:
Cash and cash equivalents	$10,834	$86
Restricted cash- current portion	7,116	-
Restricted cash- noncurrent portion	5,209	-
Total	$23,159	$86

Supplemental cash flow information
Cash paid for interest	$3,252	$3,800
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Common stock issued as part of acquisition of coal royalty interests	$-	$21,263
Rhino units issued to non-controlling interest in exchange for intangible purchase option	-	21,750
Property and equipment additions in accounts payable	1,000	1,100
Value of LTIP units issued	-	600
Common stock issued for convertible notes payable and accrued interest	-	2,462
Rhino units provided to pay off a note payable	2,000
Issuance of common stock in payment of accrued franchise taxes	180	-
Accrued preferred distributions charged to equity	6,038	-

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

1. ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“Royal”) and its wholly owned subsidiary, Rhino GP LLC (“Rhino GP”), and its majority owned subsidiary Rhino Resource Partners, LP (“Rhino”)(the “Partnership”)(OTCQB:RHNO), a Delaware limited partnership (collectively the “Company”). Rhino GP is the general partner of Rhino.

The Company removed the accounts of Blaze Minerals and Blue Grove entities at December 31, 2017. Such accounts were included at December 31, 2016.

Intercompany transactions and balances have been eliminated in consolidation.

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

Royal Energy Resources, Inc. Acquisition of Rhino

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal and Wexford Capital whereby Royal acquired 676,912 issued and outstanding common units of Rhino from Wexford Capital for $3.5 million. The Definitive Agreement also included the committed acquisition by Royal within sixty days from the date of the Definitive Agreement of all of the issued and outstanding membership interests of the General Partner, as well as 945,525 issued and outstanding subordinated units of Rhino from Wexford Capital for $1.0 million.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of the General Partner as well as the 945,525 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in Rhino with the completion of this transaction.

On March 21, 2016, Royal and Rhino entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 6,000,000 common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to Rhino in the amount of $7.0 million (the “Rhino Promissory Note”). The promissory note was payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. The payments were made in relation to the fifth amendment of Rhino’s amended and restated credit agreement completed on May 13, 2016. On December 30, 2016, the Partnership modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

As a result of these transactions, Rhino became a majority owned subsidiary of Royal. See Note 3.

Option Agreement- Armstrong Energy

On December 30, 2016, Rhino entered into an option agreement (the “Option Agreement”) with Royal, Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and Rhino GP. Upon execution of the Option Agreement, Rhino received an option (the “Call Option”) from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”) was owned by investment partnerships managed by Yorktown, which represented approximately 97% of the outstanding common stock of Armstrong Energy. The Option Agreement stipulated that Rhino could exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting Rhino the Call Option, Rhino issued 5.0 million common units, representing limited partner interests in the Partnership (the “Call Option Premium Units”) to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulated Rhino could exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, would have resulted in Rhino Holdings owning 51% of the fully diluted common units of Rhino. The purchase of Armstrong Energy through the exercise of the Call Option would also have required Royal to transfer a 51% ownership interest in Rhino GP to Rhino Holdings. Rhino’s ability to exercise the Call Option was conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of Rhino’s revolving credit facility to permit the acquisition of Armstrong Energy. The percentage ownership of Armstrong Energy represented by the Armstrong Shares as of the date the Call Option was exercised is subject to dilution based upon the terms under which Armstrong Energy restructured its indebtedness.

The Option Agreement also contained an option (the “Put Option”) granted by Rhino to Rhino Holdings whereby Rhino Holdings had the right, but not the obligation, to cause Rhino to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option was dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under Rhino’s revolving credit facility (which occurred on December 27, 2017).

The Option Agreement contained customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment of the Partnership’s former credit facility and the GP Amendment (defined below). Upon the request by Rhino Holdings, the Partnership will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of Rhino’s General Partner was amended (“GP Amendment”). Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of the General Partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director. Rhino Holdings has the right to appoint two members to the board of directors of the General Partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of the General Partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of the General Partner, as amended, would have been further amended to provide that Royal and Rhino Holdings will each have the ability to appoint three directors and that the remaining director would have been the chief executive officer of the General Partner unless agreed otherwise.

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such the Option Agreement was deemed to have no carrying value. An impairment charge of $21.8 million related to the Option Agreement has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. Please read Note 6 for additional discussion of the Partnership’s impairment of the Call Option.

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

The Preferred Unit Agreement contains customary representations, warrants and covenants, which include among other things, that, for as long as the Series A preferred units are outstanding, the Partnership will cause CAM Mining, LLC (“CAM Mining”), to conduct its business in the ordinary course consistent with past practice and use reasonable best efforts to maintain and preserve intact its current organization, business and franchise and to preserve the rights, franchises, goodwill and relationships of its employees, customers, lenders, suppliers, regulators and others having business relationships with CAM Mining.

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

See Note 12 for discussion of sale by Royal of Series A preferred units.

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, the Partnership and Royal entered into a letter agreement whereby they extended the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note to December 31, 2018. The letter agreement further provided that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Rhino Promissory Note and the Weston Promissory Note into shares of Royal common stock. Royal issued 914,797 shares of its common stock to Rhino at a conversion price of $4.51 as calculated per the method stipulated above. See Note 13, “Equity Based Compensation/Partners’ Capital” for further discussion.

Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP

On December 30, 2016, the General Partner entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (“Amended and Restated Partnership Agreement”) to create, authorize and issue the Series A Preferred Units.

The Series A preferred units are a new class of equity security that rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units are entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in the Amended and Restated Partnership Agreement as (i) the total revenue of the Partnership’s Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for the Partnership’s Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by the Partnership from its Central Appalachia business segment. If the Partnership fails to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and the Partnership will not be permitted to pay any distributions on its Partnership interests that rank junior to the Series A preferred units, including its common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

The Series A preferred units vote on an as-converted basis with the common units, and the Partnership are restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty of indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by the Partnership or its affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of the Partnership’s Central Appalachia business segment, subject to certain exceptions.

The Partnership will has the option to convert the outstanding Series A Preferred Units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A Preferred Unit exceeds $10.00 per unit. Each Series A preferred unit will convert into a number of common units equal to the quotient (the “Series A Conversion Ratio”) of (i) the sum of $10.00 and any unpaid distributions in respect of such Series A Preferred Unit divided by (ii) 75% of the volume-weighted average closing price of the common units for the preceding 90 trading days (the “VWAP”); provided however, that the VWAP will be capped at a minimum of $2.00 and a maximum of $10.00. On December 31, 2021, all outstanding Series A preferred units will convert into common units at the then applicable Series A Conversion Ratio.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the consolidated statements of operations and comprehensive income and to assets or liabilities held for sale on the consolidated balance sheets related to the disposal of Sands Hill Mining LLC in 2017. See Note 4, “Discontinued Operations” for further information on both disposals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Trade Receivables and Concentrations of Credit Risk. See Note 21 for discussion of major customers. The Company does not require collateral or other security on accounts receivable. The credit risk is controlled through credit approvals and monitoring procedures.

Cash, Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company early adopted ASU No. 2016-18, Statement of Cash Flows-Restricted Cash as of December 31, 2017 and as such its consolidated statement of cash flows for all historical periods reflect restricted cash combined with cash and cash equivalents. We did not have any other material impact of early adoption of this ASU.

On December 27, 2017, the Company entered into a letter of credit facility with PNC Bank, National Association under which the letter of credit facility will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. As of December 31, 2017, the restricted cash collateral account had a balance of $12.3 million. Please refer to Note 12 for additional discussion of the letter of credit facility.

Inventories. Inventories are stated at the lower of cost, based on a three month rolling average, or market. Inventories primarily consist of coal contained in stockpiles.

Advance Royalties. The Company is required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments may be recoupable once mining begins on the leased property. The Company capitalizes the recoupable minimum royalty payments and amortizes the deferred costs on the units-of-production method once mining activities begin or expenses the deferred costs when the Company has ceased mining or has made a decision not to mine on such property.

Property, Plant and Equipment. Property, plant, and equipment, including coal properties, oil and natural gas properties, mine development costs and construction costs, are recorded at acquisition date fair value, which includes construction overhead and interest, where applicable. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Mining and other equipment and related facilities are depreciated using the straight-line method based upon the shorter of estimated useful lives of the assets or the estimated life of each mine. Coal properties are depleted using the units-of-production method, based on estimated proven and probable reserves. Mine development costs are amortized using the units-of-production method, based on estimated proven and probable reserves. The Company assumes zero salvage values for the majority of its property, plant and equipment when depreciation and amortization are calculated. Gains or losses arising from sales or retirements are included in current operations.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized on a (included in interest expense) straight line basis over the life of the related debt. Debt issuance costs are presented as a direct deduction from long-term debt for the year ended December 31, 2017 in accordance with Accounting Standards Codification (“ASU”) Section 835-30-45-1A. For the year ended December 31, 2016, debt issuance costs were included in Prepaid expenses and other current assets since the Partnership classified its former credit facility balance as a current liability.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3 % for 2017 and 2016.

Business Combinations. For purchase acquisitions accounted for as business combinations, the Company is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.

The Company determines the fair value of cash and cash equivalents, trade receivables, prepaid expenses, advanced royalties, deposits, accounts payable and accrued expenses at the acquired carrying value given the highly liquid and short-term nature of these assets and liabilities. The fair value of inventories and property, plant and equipment (inclusive of mineral interests) is determined based on a market approach. The market approach includes the development of an entity-wide value using discounted cash flows and allocating the entity-wide value back to the underlying assets based on observed market prices and historical cost values. The Company evaluates the acquired asset retirement obligations to determine the cost to fulfill the obligation and applies an appropriate discount rate to determine the fair value. The assumptions used in these fair value measurements are not observable in active markets and thus represent Level 3 fair value measurements. The fair value of the long-term debt acquired is analyzed through comparison of similar debt instruments and interest rates in active markets, and thus the assumptions used for the long-term debt represent Level 2 fair value measurements.

Occasionally (e.g., distress sales), the Company’s consideration transferred is less than the fair value of the identifiable net assets acquired. Such a transaction results in an economic gain to the Company and is referred to as a bargain purchase. Any such gain is recognized in earnings only after a thorough reassessment of all elements of the accounting for the acquisition.

Noncontrolling Interests

All of Rhino equity interests in its operating partnership not held by the Company are reflected as noncontrolling interests. In the consolidated statements of operations, the Company allocates net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to Royal.

For transactions that result in changes to the Company’s ownership interest in its operating partnership, the carrying amount of noncontrolling interests is adjusted to reflect such changes. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interests is adjusted is reflected as an adjustment to additional paid-in capital on the consolidated balance sheets.

The Company presents Rhino’s preferred dividends as a component of the attribution of net income (loss) to the noncontrolling interest on the face of the consolidated statements of operation. The preferred dividends result in a decrease in consolidated net income attributable to Royal.

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

Equity-Based Compensation. The Company applies the provisions of ASC Topic 718 to account for any stock/unit awards granted to employees, directors or consultants. This guidance requires that all share-based payments to employees or directors, including grants of stock options, be recognized in the financial statements based on their fair value. Royal has granted stock awards to officers and consultants and Rhino GP has granted restricted units to directors and certain employees of Rhino GP and Rhino. The fair value of each stock grant and each restricted unit award was calculated using the closing price of Rhino’s, common units or Royal’s share price on the date of grant.

Expense related to unit awards is recorded in the selling, general and administrative line of the Company’s consolidated statements of operations and comprehensive income.

Derivative Financial Instruments. On occasion, the Company has used diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The diesel fuel contracts have met the requirements for the normal purchase normal sale exception prescribed by the accounting guidance on derivatives and hedging, based on management’s intent and ability to take physical delivery of the diesel fuel. The Company had no diesel fuel contracts as of December 31, 2017.

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

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). The Partnership accounted for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating income/(loss) for this investment for the years ended December 31, 2017 and 2016 of approximately $36,000 and ($0.2) million, respectively. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2017, the Partnership owned 568,794 shares of Mammoth Inc.

As of December 31, 2017 and 2016, the Company recorded a fair market value adjustment of $1.8 million and $1.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at December 31, 2017 and 2016, respectively, which was recorded in Other Comprehensive Income. As of December 31, 2017 and 2016, the Company recorded its investment in Mammoth Inc. as a current asset, which was classified as available-for-sale. The Company has included its investment in Mammoth Inc. and its prior investment in Muskie and Sturgeon in its Other category for segment reporting purposes.

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

The U.S. Tax Cuts and Jobs Act (Tax Act), which was enacted in December 2017, had a substantial impact on the Company’s income tax expense and deferred tax assets and liabilities for the year ended December 31, 2017. See Note 14 for further detail.

The Company is subject to U.S. federal income tax and state income tax in several jurisdictions. The Company has failed to timely file all state and federal income tax returns for its 2014, 2015 and 2016 years (see Notes 14 and 20). The tax years ended in 2014 through 2016 remain open for examination for U.S. federal income tax and tax years ended in 2014 through 2016 are open for state income tax examination.

Loss Contingencies. In accordance with the guidance on accounting for contingencies, the Company records loss contingencies at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss is the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range is recorded. The Company discloses information concerning loss contingencies for which an unfavorable outcome is probable. See Note 20, “Commitments and Contingencies,” for a discussion of such matters.

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

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In applying these ASUs, an entity is permitted to use either the full retrospective or cumulative effect transition approach. The Company plans to adopt these ASU’s using the modified retrospective approach. The Company has evaluated the impact of adoption of these standards on our consolidated financial statements and determined that they will not have a significant impact.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs. ASU 2016-15 requires that cash payments related to debt prepayments or debt extinguishments, excluding accrued interest, be classified as a financing activity rather than an operating activity even when the effects enter into the determination of net income. The amendments in ASU 2016-15 will be effective on January 1, 2018 and must be applied retrospectively. Early application is permitted. The Company early adopted this standard and did not have any material impact of early adoption of ASU-2016-15.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. Retrospective application of these standards is required for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is allowed. The Company early adopted this standard and as such the consolidated statements of cash flows for all historical periods reflect restricted cash combined with cash and cash equivalents. The Company did not have any other material impact from the early adoption of this ASU.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control.” ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-17 on January 1, 2017, did not have an impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated the impact of adoption of this standard on its consolidated financial statements, which has no current period impact but may impact future periods in which acquisitions are completed.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480), I. Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Upon its adoption, Part I of ASU 2017-11 will result in freestanding equity-linked financial instruments, such as warrants, and conversion options in convertible debt or preferred stock to no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification. The amendments in Part II do not require any transition guidance as the amendments do not have an accounting effect. The amendments in ASU 2017-11 will be effective on January 1, 2020, and the Part I amendments must be applied retrospectively. Early application is permitted. The Company early adopted ASU 2017-11, which did not have any material impact on the Company’s financial statement.

3. ACQUISITIONS

Acquisition of Rhino GP, LLC and Rhino Resource Partners, LLC

The Rhino acquisition was completed in three steps as described in Note 1.

Rhino is a diversified coal producing limited partnership formed in Delaware that is focused on coal and energy related assets and activities. Rhino produces, processes and sells high quality coal of various steam and metallurgical grades.

The asset retirement obligation has been determined by management with assistance by a third party engineering firm. The original provisional assets and liabilities have been adjusted as described below as information became available. The Company engaged an appraiser to value the remaining assets and liabilities acquired.

This business was acquired at a price less than fair value of the net identifiable assets, and a $168.4 million bargain purchase gain was recorded. The bargain purchase gain is reported as other income (expense), in the consolidated statements of operations and comprehensive income (loss). Prior to recognizing a bargain purchase, management reassessed whether all assets acquired and liabilities assumed had been correctly identified, the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, management concluded that the recognition of a bargain purchase gain was appropriate for this acquisition.

The following table summarizes the assets and liabilities reported by Rhino, acquired by the Company on March 17, 2016 and included in the Company’s consolidated financial statements at December 31, 2017 and 2016.

Royal Energy Resources

Acquisition of Rhino Resource Partners, LP

(thousands)

	Original			Revised
	Provisional			Provisional
	Amounts		Revisions	Amounts

Assets:
Current assets	$23,117	A	$(334)	$22,783
Property, plant and equipment	66,812	B	163,138	229,950
Goodwill	7,594	C	(7,594)	-
Other non-current assets	40,047	A	694	40,741
Total identifiable assets	137,570		155,904	293,474
Liabilities:
Current liabilities	62,810	A	(2,599)	60,211
Long-term debt less current portion	2,536		-	2,536
Asset retirement obligations, net of current portion	27,108	D	(9,122)	17,986
Other non-current liabilities	37,092		(2)	37,090
Total liabilities	129,546		(11,723)	117,823

Net identifiable assets	8,024		167,627	175,651
Non-controlling shareholders	(3,524)	E	783	(2,741)
Bargain purchase	-	F	(168,410)	(168,410)
Total consideration paid	$4,500		$-	$4,500

The columns above present the original estimates of the fair value of acquired assets and liabilities, and subsequent adjustments to those estimates.

A – Working capital changes noted

B – Increase in property values

C – Removal due to enhanced identifiable asset values

D – Reflects increase in discount rate used to value the acquired asset retirement obligations

E – The non-controlling interest in Rhino was valued based on the trading price of Rhino’s common units on the closing date.

F – Excess assigned value over consideration paid

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

See Note 6 for subsequent asset impairments relative to this acquisition.

4. Discontinued Operations

Sands Hill.

On November 7, 2017, the Company closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in its Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining LLC after the closing date. The Company recognized a gain of $1.8 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation. The previous operating results of Sands Hill Mining LLC have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2017 and 2016. The current and non-current assets and liabilities previously related to Sands Hill Mining LLC have been reclassified to the appropriate held for sale categories on the Company’s consolidated balance sheet at December 31, 2016.

Sands Hill Mining LLC

Major assets and liabilities of discontinued operations for Sands Hill Mining LLC,

as of December 31, 2017 and 2016 are summarized as follows:

	Year Ended December 31,
	2017	2016
Carrying amount of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for doubtful accounts	-	961
Inventories		72
Prepaid expenses and other	-	65
Total current assets of the disposal group classified as held for sale in the balance sheet	$-	$1,098

Property and equipment (net)	$-	$2,280
Total non-current assets of the disposal group classified as held for sale in the balance sheet	$-	$2,280
Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$-	$241
Accrued expenses and other	-	156
Total current liabilities of the disposal group classified as held for sale in the statement of financial position	$-	$397

Asset retirement obligations, net of current portion	$-	$5,700
Total non-current liabilities of the disposal group classified as held for sale in the statement of financial position	$-	$5,700

Sands Hill Mining LLC

Major components of net income from discontinued operations for Sands Hill

Mining LLC for years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended December 31,
	2017	2016

Major line items constituting income from discontinued operations for the Sands Hill Mining disposal:
Coal sales	$1,280	$4,700
Limestone sales	3,483	4,167
Other revenue	1,503	1,929
Total revenues	6,266	10,796

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	6,479	7,583
Freight and handling	771	1,267
Depreciation, depletion and amortization	2,827	219
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	91	43
(Gain) on sale/disposal of assets, net	(1,751)	-
Interest income	-	(7)
Interest expense and other	-	101
Total costs, expenses and other	8,417	9,206
Income (loss) from discontinued operations before income taxes for the Sands Hill Mining disposal	(2,151)	1,590
Income tax benefit	(433)	-
Net income (loss) from discontinued operations	$(1,718)	$1,590

Cash Flows.

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Company did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash investing items for any period presented.

Elk Horn.

In August 2016, the Company entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Company received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration was paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The Company valued the Elk Horn assets at their fair value at date of the Rhino acquisition and recognized no gain or loss on the sale. Discontinued operations include the earnings from operations since the acquisition date.

Major components of net income from discontinued operations for the period from the date of acquisition of Rhino to the date of sale in 2016 is summarized as follows:

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

Total income (loss) from discontinued operations for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Sands Hill	(1,718)	1,590
Elk Horn	-	650
Total	(1,718)	2,240

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2017 and 2016, consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Other prepaid expenses	$732	$697
Debt issuance costs—net	-	981
Prepaid insurance	1,445	1,432
Prepaid leases	92	77
Supply inventory	434	614
Deposits	-	164
Note receivable-current portion	-	900
Total	$2,703	$4,865

Debt issuance costs were included in Prepaid expenses and other current assets for the year ended December 31, 2016 since the former credit facility balance was classified as a current liability. See Note 12 for further information on the new financing agreement and related debt issuance costs.

The $0.9 million note receivable on December 31, 2016 relates to the $1.5 million of consideration that was paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2017 and 2016, are summarized as follows (Balances at December 31, 2016 include a provisional acquisition approach, see Note 3):

	Useful Lives	December 31, 2017

Land and land imporovements		10,104
Mining and other equipment and related facilities	2-20 Years	188,140
Mine development costs	1-15 Years	1,598
Coal properties	1-15 Years	33,197
Construction work in process		5,227
Total		238,266
Less accumulated depreciation, depletion and amortization		(44,696)
Net		$193,570

December 31, 2016

Coal properties, mining and other equipment	67,184
Less accumulated depreciation, depletion and amortization	(4,352)
$62,832

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the years ended December 31, 2017 and 2016, are summarized as follows:

	December 31,
	2017	2016
	(in thousands)
Depreciation and amortization expense for coal properties, mining and other equipment and mine development costs	40,504	4,353
Amortization expense for intangible assets	33	67
Amortization expense for asset retirement costs	(100)	(136)
	$40,437	$4,284

During 2017, the Company revalued its Rhino assets acquired in 2016 (see Note 3) which caused a substantial increase in depreciation. The 2017 depreciation includes approximately $13.2 million relating to the change in depreciation estimate impact related to 2016.

Asset Impairments-2017

The Company performed a comprehensive review of current coal mining operations as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. The Company engaged an independent third party to perform a fair market value appraisal on certain parcels of land in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. The Company recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

The Company completed a comprehensive review of all assets beyond those related to the Rhino and identified impairments in 2017 and 2016. Based on the impairment analysis, the Company concluded that none of the coal properties was impaired at December 31, 2016, except for the Blaze Mining royalty. As production from this property had not begun at December 31, 2017 or December 31, 2016, the Company engaged a specialist to provide an estimate of fair value. The specialist valued the royalty interests at $4.4 million at December 31, 2016. The value at December 31, 2017 was based on a pending sale option (See Note 20). Accordingly, the Company recorded asset impairment losses of $2.6 million and $16.7 million in the fourth quarters of 2017 and 2016, respectively.

Additionally, at December 31, 2017, management determined that its investment in Blaze Minerals was impaired and removed the entire investment and associated assets from the consolidated financial statements. Accordingly, the Company recorded an additional asset impairment loss of $7.0 million in the fourth quarter of 2017.

Asset Impairments-2016

The Company performed a comprehensive review of our current coal mining operations as well as potential future development projects for the year ended December 31, 2016 to ascertain any potential impairment losses. Based on the impairment analysis, the Company concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016, except for the Blaze Mining royalty. As production from this property had not begun on December 31, 2016, the Company engaged a specialist to provide an estimate of fair value. The specialist valued the royalty interests at $4.4 million. Accordingly, the Company recorded an asset impairment loss of $16.7 million in the fourth quarter of 2016.

7. INTANGIBLE ASSETS

As discussed in Note 1, Rhino and Rhino Holdings executed an Option Agreement in December 2016 in which Rhino received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. In exchange for Rhino Holdings granting the Call Option, Rhino issued 5.0 million common units to Rhino Holdings upon the execution of the Option Agreement. The Call Option was valued at $21.8 million based upon the closing price of the Partnership’s publicly traded common units on the date the Option Agreement was executed.

For the years ended December 31, 2017, the Company also recorded an impairment charge of $21.8 million related to a Call Option. The nonrecurring fair value measurement for this asset impairment for the year ended December 31, 2017 was a Level 3 measurement.

8. FAIR VALUE

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

As of December 31, 2017 and December 31, 2016, the Company had a recurring fair value measurement relating to its investment in Mammoth, Inc. The Company’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the Company’s consolidated balance sheets. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

For the year ended December 31, 2017, the Company had a nonrecurring fair value measurement related to an asset impairment. The Company engaged an independent third party to perform a fair market value appraisal on certain parcels of land that it owns in Mesa County, Colorado. Based on the availability of an independent fair market value appraisal, the nonrecurring fair value measurement of the impairment is a Level 2 measurement.

For the year ended December 31, 2017, the Company had a nonrecurring fair value measurement related to the Common Unit Warrants (see Note 12 for discussion of the Common Unit Warrants). The Company calculated the fair value of the Common Unit Warrants using a Black-Scholes model with inputs that include the Common Unit Warrants’ strike price, the term of the agreement, historical volatility of the Partnership’s common units and the risk free interest rate. The nonrecurring fair value measurement for the Common Unit Warrants for the year ended December 31, 2017 was a Level 3 measurement.

For the year ended December 31, 2016, the Company had nonrecurring fair value measurements related to asset impairments as described in Note 6. The nonrecurring fair value measurements for the asset impairments described in Note 6 for the year ended December 31, 2016 were Level 3 measurements.

9. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Deposits and other	423	218
Non-current receivable	27,806	27,157
Deferred expenses	340	216
Restricted cash	5,209	-
	$33,778	$27,591

Non-current receivable.

As of December 31, 2017 and 2016, the non-current receivable balance of $27.8 and $27.2 million respectively, consisted of the amount due from workers’ compensation and black lung insurance providers for potential claims that are the primary responsibility of the Company’s, but are covered under Rhino’s insurance policies. See Note 15 for discussion of the offsetting balances that are also recorded in other non-current workers’ compensation liabilities.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Payroll, bonus and vacation expense	2,888	1,649
Non-income taxes	3,130	2,627
Royalty expenses	2,410	1,617
Accrued interest	162	594
Health claims	871	630
Workers’ compensation & pneumoconiosis	1,750	2,450
Income taxes (Note 20)	584	-
Other	822	1,717
	$12,617	$11,284

11. NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
	(in thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated April 26, 2017; owed E-Starts Money Co., a related party; non-interest bearing	10	-
	$514	$504

The related party notes payable have accrued interest of $34 thousand at December 31, 2017 and $22 thousand at December 31, 2016. Related party interest expense amounted to $12 thousand for both years ended December 31, 2017 and 2016.

12. DEBT

Debt as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Note payable- Financing Agreement	$40,000	$-
Senior secured credit facility with PNC Bank, N.A.	-	10,040
Note payable to Weston Energy	-	2,000
Note payable to Cedarview	2,500	-
Net unamortized debt issuance costs	(4,688)	-
Net unamortized common unit warrants	(1,264)	-
Total	36,548	12,040
Current portion	(5,475)	(12,040)
Long-term debt	$31,073	$-

Financing Agreement

On December 27, 2017, Rhino Energy LLC (“Rhino Energy”), a wholly-owned subsidiary of Rhino Resource Partners LP (the “Partnership’), certain of Rhino Energy’s subsidiaries identified as Borrowers (together with Rhino Energy, the “Borrowers”), the Partnership and certain other Rhino Energy subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide Borrowers with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement will, at Rhino Energy’s option, either be “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if Rhino Energy has elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if the Borrowers have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at Rhino Energy’s option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, Rhino Energy may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, the Borrowers must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) of the Partnership and its subsidiaries for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by Rhino Energy, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (ii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iii) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (iv) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (v) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iii) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (iv) incur restrictions on the payment of dividends, (v) prepay or modify the terms of other indebtedness, (vi) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (vii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents.

At December 31, 2017, $40.0 million was outstanding under the Financing Agreement at a variable interest rate of Libor plus 10.00% (11.68% at December 31, 2017).

Common Unit Warrants

Effective as of December 27, 2017, the Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement provided for the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions in excess of $0.30 per annum as well as other transactions described in the warrant agreement which are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable. The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding reduction in Long-term debt, net on the Partnership’s consolidated statements of financial position.

Letter of Credit Facility – PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement with PNC Bank, National Association (“PNC”), pursuant to which PNC has agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provides that the Partnership will pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that the Partnership will reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. The Partnership’s obligations under the LoC Facility Agreement will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding will bear interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. The Partnership will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018.

The Partnership had outstanding letters of credit of approximately $11.2 million at a fixed interest rate of 5.00% at December 31, 2017.

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

On September 1, 2017, the Company exercised its right to convert two promissory notes payable by the Company into common stock of the Company. The first note was issued by the Company to Rhino on March 21, 2016 in the original principal amount of $7,000,000 (the “SPA Note”). The balance owed on the SPA Note was $2,000,000 at the time of the conversion. The second note was issued by the Company to Weston Energy, LLC on September 30, 2016 in the original principal amount of $2,000,000 (the “Weston Note”). The balance owed on the Weston Note was $2,126,574 at the time of conversion. The Weston Note was assigned by the original holder to Rhino on December 30, 2016.

Pursuant to a letter agreement dated December 30, 2016 between the Company and Rhino, the parties agreed that all principal and interest owed under the SPA Note and the Weston Note was convertible upon demand of the Company into shares of the Company’s common stock at a price per share equal to seventy-five percent (75%) of the volume weighted average closing price for the ninety (90) trading days preceding the date of the conversion, subject to a minimum conversion price of $3.50 per share and a maximum conversion price of $7.50 per share. The volume weighted average closing price for the Company’s common stock for the ninety (90) trading days ending on July 14, 2017, the last trading day prior to the conversion, was $6.01 per share, which resulted in a conversion price of $4.51 per share. Accordingly, the number of shares of common stock issuable to Rhino upon conversion of both the SPA Note and the Weston Note was 914,797 shares.

Cedarview

On June 12, 2017, the Company entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Lender”), under which the Company borrowed $2,500,000 from the Lender. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. The Company and the Lender simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which the Company pledged 5,000,000 Common Units in Rhino Resource Partners, LP (“Rhino”) as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. The Company deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year will be paid. After the first year, the Company is obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for the Lender’s agreement to make the loan, the Company has transferred 25,000 Common Units of Rhino to the Lender as a fee. The Company intended to use the proceeds to repay in full all loans made to the Company by E-Starts Money Co. in the principal amount of $578,593, and the balance for general corporate overhead, as well as costs associated with potential acquisitions of mineral resource companies, including legal and engineering due diligence, deposits, and down payments.

Weston Energy

The Company entered into a short-term note payable with Weston Energy dated December 30, 2016 and due January 15, 2017 with interest at 8% per annum. On January 27, 2017, the Company sold 100,000 of its Series A preferred units to Weston and the other 100,000 Series A preferred units to another third party. The proceeds were used to repay the loan from Weston in the amount of $2.0 million.

The Company did not capitalize any interest costs during the years ended December 31, 2017 and 2016.

Principal payments on long-term debt (excluding unamortized debt issuance costs and unamortized warrant costs) due subsequent to December 31, 2017 are as follows:

(in thousands)

2018	$5,475
2019	4,000
2020	33,025
Total principal payments	$42,500

13. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the year ended December 31, 2017 and 2016 are as follows:

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Balance at beginning of year, including current portion	$21,720	$-
Acquired	-	28,200
Revaluation (net of disposal) Note 3	(5,267)	(1,891)
Accretion expense	1,556	1,131
Adjustments to the liability from annual recosting and other	(1,695)	(1,746)
Disposal (1)	(260)	(3,809)
Liabilities settled	(60)	(200)
Balance at end of period	15,994	21,685
Less current portion	(498)	(882)
Non-current portion	$15,496	$20,803

(1) The ($0.3) million and the ($3.8) million adjustments for the years ended December 31, 2017 and 2016, respectively, relate to the sale of the Sands Hill Mining entity as discussed in Note 4.

14. INCOME TAXES

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Federal:
Current	$345	$-
Deferred	24,898	-
State and local:
Current	76	-
Deferred	4,651	-
Income tax contingency- see below
Income tax expense	$29,970	$-

The expected tax expense based on the statutory rate is reconciled with the actual expense as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
U.S. federal statutory rate	$41,610	$(5,525)
State income tax, net of federal benefit	3,083	(472)
Impact of tax legislation	(17,367)	-
Change in valuation allowance	(3,063)	6,162
Loss (income) allocated to noncontrolling interest	5,983	(165)
Other, net	(276)	-
Income tax contingency- see below
Income tax expense	$29,970	$-

The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The Company has reflected the impact of the 2017 Tax Act on its income taxes in the tables contained in this note. The adjustment described above is mainly due to the remeasurement of deferred income taxes resulting from the federal income tax rate change from 35% to 21%.

The Company has not completed its assessment for the income tax effects of the Act but has recorded a reasonable estimate of the effects for the items below. The Company anticipates completing the analysis for the estimate by December 31, 2018, within the one year measurement period, for the following items:

Repeal of the corporate AMT system: Existing AMT credits as of December 31, 2017 will be refunded over the next four years. The refund may or may not be subject to an IRS budget sequestration reduction rate of approximately 7%. The Company’s accounting policy regarding the balance sheet presentation of the credits is to continue to reflect the balance as a deferred tax asset until a return is filed claiming the credit, at which time the amount will be presented as a tax receivable.

Remeasurement of deferred tax assets and liabilities: Deferred tax assets and liabilities attributable to the U.S. were remeasured from 35% to the reduced tax rate of 21%. The Company recorded a benefit amount of $17.4 million. The Company is still analyzing certain aspects of the Act and refining the calculation, which could potentially affect the measurement of this balance.

A valuation allowance was recorded by the Company at the end of 2016 for the net deferred tax asset after the Company considered carryback potential, tax planning strategies and the projection of future taxable income. The change in valuation allowance shown in the rate reconciliation is due, in part, to impairments and net operating losses as of the end of 2016 being fully reserved but recognized in 2017 after the recording of the bargain purchase gain and the taxable differences resulting therefrom. Additionally, a valuation allowance was recorded for capital losses and an impairment which occurred in 2017.

Deferred tax assets and liabilities consists of the effects of temporary differences attributable to the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Loss and credit carryforwards including AMT	$1,204	$1,333
Asset impairment	6,307	6,364
Accrued expenses	96	93
Investment in public limited partnership	(36,488)	(375)
Valuation allowance	(1,811)	(7,415)
Net deferred tax liabilities	$(30,692)	$-

A reconciliation of the changes in the valuation allowance is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning balance	$7,415	616
Current year addition	2,830	6,799
Current year reduction	(7,416)	-
Tax rate change	(1,018)	-
Ending balance	$1,811	$7,415

The Company has loss carryforwards for U.S. federal income tax purposes of $3.6 million that will expire from 2034 to 2036. Additionally, the Company has $3.2 million of loss carryforwards for state income tax purposes that expire from 2035 to 2036. The alternative minimum tax credit carryforward for 2017 has been recorded as a deferred tax asset as it is fully refundable and can be utilized to offset regular tax during the years 2018 through 2021. Net operating losses prior to March 2015 are substantially limited due to the change of ownership rules under section 382 of the IRC. Net operating losses incurred after that date may be restricted due to ownership changes subsequent to March 2015.

The Company has not recorded a reserve for uncertain tax positions for federal or state income taxes.

Income Tax Contingency

The Company has not filed federal and state income tax returns for 2014, 2015 and 2016 and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not accumulated the necessary information or completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements as of and for the year ended December 31, 2017, management has used its best estimates to compute the Company's provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management's estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying consolidated balance sheet at December 31, 2017 once these issues are resolved.

15. OTHER NON-CURRENT LIABILITIES

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

The Company’s black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Company’s actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Company’s liability for traumatic workers’ compensation injury claims is the estimated present value of current workers’ compensation benefits, based on actuarial estimates, which are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 3.5% and 4.0%, for December 31, 2017 and 2016, respectively and for workers’ compensation the discount rate was 3.0% and 2.0% at December 31, 2017 and 2016, respectively.

The uninsured black lung and workers’ compensation expenses for the year ended December 31, 2017 and 2016 are as follows:

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Black lung benefits:
Service cost	$1,771	$(401)
Interest cost	344	287
Actuarial loss/(gain)	924	-
Total black lung	3,039	(114)
Workers’ compensation expense	3,231	3,177
Total expense	$6,270	$3,063

The changes in the black lung benefit liability for the year ended December 31, 2017 and 2016 are as follows:

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Benefit obligations at beginning of year	$8,782	$-
Benefit obligations assumed on acquisition	-	9,196
Service cost	1,771	(401)
Interest cost	344	287
Actuarial loss (gain)	924	-
Benefits and expenses paid	(375)	(300)
Benefit obligations at end of year	$11,446	$8,782

The classification of the amounts recognized for the workers’ compensation and black lung benefits liability as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Black lung claims	$11,446	$8,782
Insured black lung and workers’ compensation claims	27,806	27,157
Workers’ compensation claims	5,216	5,584
Total obligations	44,468	41,523
Less current portion	(1,750)	(2,450)
Non-current obligations	$42,718	$39,073

The balance for insured black lung and workers’ compensation claims as of December 31, 2017 and 2016 consisted of $27.8 million and $27.2 million respectively. This is a primary obligation of the Company, but is also due from the Company’s insurance providers and is included in Note 9 as non-current receivables. The Company presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the results of operations or cash flows.

16. STOCKHOLDERS’ EQUITY

At December 31, 2016 the authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.00001 per share, and 5,000,000 shares of Preferred Stock, par value $0.00001 per share. In March 2017, the Company filed an amendment to its Certificate of Incorporation to reduce the authorized shares of Common Stock to 25,000,000 shares and to reduce the authorized shares of Preferred Stock to 5,000,000 shares.

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

At December 31, 2017 and 2016, 51,000 shares of Series A Preferred Stock were issued and outstanding.

Stock subscription receivable

On October 4, 2016, the Company entered into a securities purchase agreement with East Hill Investments, Ltd. (“East Hill”), a British Virgin Islands company. The agreement provided that the Company would sell 1,000,000 shares of its common stock, par value $0.00001, to East Hill for an aggregate purchase price of $4,250,000. The transaction was to be completed in a series of transactions for 25,000 to 50,000 shares each. The initial transaction was on October 4, 2016 in the amount of $212,500 for which the Company received a note originally due October 19, 2016 and extended to November 30, 2016. During the first quarter of 2017, both parties agreed to cancel the transaction, and the shares were returned to the Company by East Hill.

Disposition of Rhino Common Units

On January 18, 2017, the Company entered into a Securities Purchase Agreement with a third party, pursuant to which the Company sold the third party 83,334 Rhino common units at $3.00 per unit for total consideration of $250,000 (allocated to non-controlling interest).

On May 4, 2017, the Company entered into a Securities Purchase Agreement with a third party, pursuant to which the Company sold the third party 100,000 Rhino common units at $3.00 per unit for total consideration of $300,000 (allocated to non-controlling interest).

17. RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. The proceeds were used to repay all of our indebtedness at the time. E-Starts is owned by William L. Tuorto, our Chairman and Chief Executive Officer. The total amount owed to E-Starts at December 31, 2017 and December 31, 2016 was $513,989 and $503,593, respectively, plus accrued interest. See Note 11 for detail of all outstanding notes.

GS Energy, LLC is owned by Ian and Gary Ganzer and is a creditor of Blue Grove Coal, LLC. Ian Ganzer was our former chief operating officer, and Gary Ganzer is Ian Ganzer’s father. Ian Ganzer resigned as chief operating officer in September 2016.

The details of the due to related party account are summarized as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Due to E-Starts Money Co	-	-
Expense advances	$-	$11
Accrued interest	34	22
Total obligations	34	33
Due to GS Energy, LLC	-	18
Due to Ian and Gary Ganzer	-	20
Total	$34	$71

On May 14, 2015, the Company entered into an Option Agreement to acquire substantially all of the assets of Wellston for 500,000 shares of the Company’s common stock. The Option Agreement originally terminated on September 1, 2015, but was later extended to December 31, 2016. Wellston owns approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia (the “Wellston Property”). Pursuant to the Option Agreement, pending the closing of the Wellston Property, the Company agreed to loan Wellston up to $500,000 from time to time. The loan was evidenced by a Promissory Note bearing interest at 12% per annum, due and payable at the expiration of the Option Agreement, and secured by a Deed of Trust on the Wellston Property. The Company ultimately loaned Wellston $53,000. Our former President and Secretary, Ronald Phillips, owns a minority interest in Wellston, and was the manager of Wellston. On September 13, 2016, Wellston sold its assets to an unrelated third party, and we received a royalty of $1 per ton on the first 250,000 tons of coal mined from the property in satisfaction of the loan and the release of our lien on Wellston’s assets.

The following table reflects additional related party transactions for the years ended December 31, 2017 and 2016:

Related Party	Description	2017	2016
		(in thousands)
Weston Energy LLC	Purchase of preferred units	$-	$11,000
Wexford Capital LP	Expenses for legal, consulting, and advisory services	-	11
Mammoth Energy Partners LP	Investment in unconsolidated affiliate	40	-
Sturgeon Acquisitions LLC	Distributions from unconsolidated affiliate	-	300
Sturgeon Acquisitions LLC	Equity in net income of unconsolidated affiliate	(4)	(223)
Yorktown Partners LLC	Preferred distribution accrual	6,038	-

18. EMPLOYEE BENEFITS

401(k) Plans

Rhino and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the period owned by the Company is included in cost of operations and selling, general and administrative expense in the Company’s consolidated statements of operations and was as follows:

	Year ended	Year ended
	December 31, 2017	December 31, 2016

401(k) plan expense	$1,453	$1,145

19. EQUITY-BASED COMPENSATION

Stock option plan

The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards under each Plan. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at December 31, 2017 and 2016. No shares were issued from the Employee, Consultant and Advisor Stock Compensation Plan during year ended December 31, 2017 and 28,094 shares were issued during the year ended December 31, 2016. As of December 31, 2017, there are 1,000,000 shares available under the Stock Option Plan and 876,309 shares available under the Employee, Consultant and Advisor Stock Compensation Plan. The shares issued under the Employee, Consultant and Advisor Stock Compensation Plan were expensed at their market value on the date of issuance.

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

As of December 31, 2017, the general partner had granted restricted units and unit awards to its directors. For the year ended December 31, 2016, the Partnership recorded expense of approximately $0.4 million for the LTIP awards. For the year ended December 31, 2016, the total fair value of the awards that vested was $0.5 million. No such expense was recognized in 2017. As all grants in 2017 and 2016 vested immediately, the Partnership did not have any unrecognized compensation expense of any non-vested LTIP awards as of December 31, 2017.

Partners’ Capital

On September 1, 2017, Royal elected to convert the Weston Promissory Note of $2.1 million (including accrued interest) and the Rhino Promissory Note of $2.0 million into shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share. Per the guidance in ASC 505, the Company recorded the $4.1 million conversion of the Weston Promissory Note and Rhino Promissory Note as treasury stock.

20. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies

As of December 31, 2017, the Company had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018	3,585	15
2019	850	3
2020	850	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses

The Company incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Company incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Purchased coal expense	$377	$-
OTC expense	$-	$-

Leases

The Company leases various mining, transportation and other equipment under operating leases. The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2017 and 2016 were as follows:

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Lease expense	$3,752	$4,062
Royalty expense	$14,274	$8,115

Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying consolidated balance sheet) are as follows:

Years Ending December 31,	Royalties	Leases
	(in thousands)
2018	$1,492	$254
2019	1,492	-
2020	1,555	-
2021	1,555	-
2022	1,555	-
Thereafter	7,777	-
Total minimum royalty and lease payments	$15,426	$254

Environmental Matters

Based upon current knowledge, the Company believes that it is in compliance with environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted by federal and state authorities.

Legal Matters

The Company is involved in various legal proceedings arising in the ordinary course of business due to claims from various third parties, as well as potential citations and fines from the Mine Safety and Health Administration, potential claims from land or lease owners and potential property damage claims from third parties. The Company is not party to any other pending litigation that is probable to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Management is also not aware of any significant legal, regulatory or governmental proceedings against or contemplated to be brought against the Company.

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated statements of financial position. The amount of bank letters of credit outstanding with PNC Bank, N.A., as the letter of credit issuer under the Partnership’s letter of credit facility (discussed in Note 12), was $11.2 million as of December 31, 2017. In addition, the Company has outstanding surety bonds with third parties of $37.5 million as of December 31, 2017 to secure reclamation and other performance commitments.

The Financing Agreement is fully and unconditionally, jointly and severally guaranteed by the Company and substantially all of its wholly owned subsidiaries. Borrowings under the financing agreement are collateralized by the unsecured assets of the Partnership and substantially all of its wholly owned subsidiaries. See Note 12, for a more complete discussion of the Partnership’s debt obligations.

Royalty Agreement

In November 2017, the Company entered an override royalty agreement with a third party in regards to the former Sands Hill property. The Company has committed to provide $400,000 of Company common stock as consideration for this royalty stream. The Company has not yet provided the stock through the issuance date of the consolidated financial statements. Management has elected to recognize the cash received under this arrangement as income as received due to the uncertainties surrounding this property. During 2017, approximately $50 thousand of royalty income was recognized. The override royalty rate is $4/ton sold.

Income Tax

The Company has not filed federal and state income tax returns for 2014, 2015 and 2016 and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not accumulated the necessary information or completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements as of and for the year ended December 31, 2017, management has used its best estimates to compute the Company's provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management's estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying consolidated balance sheet at December 31, 2017 once these issues are resolved.

21. MAJOR CUSTOMERS

The Company had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables:

	Year ended	Year ended	Year ended	Year ended
	December 31, 2017 Receivables	December 31, 2017 Sales	December 31, 2016 Receivables	December 31, 2016 Sales

Revenues
LGE/KU	$1,483	$40,217	$1,496	$34,308
Integrity Coal	$2,238	$24,234	$1,975	$7,740
Dominion Energy	$1,232	$22,087	$-	$5,339
Big Rivers	$-	$21,716	$-	$11,930
PacifiCorp Energy	$1,717	$16,518	$1,509	$14,923

22. SEGMENTS

The Company has to identify the level at which the Company’s most senior executive decision-maker makes regular reviews of sales and operating income. These levels are defined as segments. The Company’s most senior executive decision-maker is the company’s CEO. The regular internal reporting of income to the CEO, which fulfills the criteria to constitute a segment, is done for the coal group as a whole, and we therefore report the total coal group as the company’s only primary segment.

We operate as a single primary reportable segment relating to our coal investments. We have oil and natural gas investments that we have a passive interest in along with some general corporate assets that we break out separately as unallocated corporate assets in the segment disclosure. All of our revenues relate to the coal segment. During the fourth quarter of 2017, our CEO began reviewing sales and operating income at the consolidated coal group level; therefore, we removed the historic segment disclosures which were in previous filings and simplified our segment disclosure to isolate on the coal assets and unallocated corporate assets.

A reconciliation of our consolidated assets to the total of the coal segment assets is provided below as of December 31:

Segment assets (1)	2017	2016
Primary	$237,916	129,912
Corporate, unallocated	63,022	36,330
Total assets	$300,938	166,242

(1) Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

23. SUBSEQUENT EVENTS

On April 17, 2018, Rhino amended its financing agreement to allow for certain activities including a sales leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the preferred distribution payment of $6 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, Rhino can sell more of the TUSK stock and retain 50% of the proceeds with the other 50% going to reduce debt.

On March 23, 2018, the Company and Arq Gary Land LLC (Arq) executed an option agreement related to a West Virginia mineral royalty interest controlled by the Company for a $5 non-refundable fee. The option expires in seventy-five days from the execution date and allows Arq the option to purchase the Company’s royalty stream for $1.8 million. The term of the option may be extended for an additional 60 days with a $5 non-refundable payment by Arq.

On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan. See Note 1 for additional information on the Armstrong Energy call option and Note 6 for additional discussion of the Partnership’s impairment of the call option.

