Form 10-Q
period 2018-03-31
Royal Energy Resources, Inc.
filed 2018-05-14
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2018, the registrant had 18,579,293 shares of common stock issued and outstanding (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Convertible Preferred Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements.

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; declines in demand for electricity and coal; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in (1) this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2017, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2018	December 31, 2017

Assets
CURRENT ASSETS
Cash and cash equivalents	$6,268	$10,834
Restricted cash, net of long-term	3,728	7,116
Accounts receivable	17,170	20,386
Inventories	12,753	12,860
Investment in available for sale securities	10,786	11,165
Advance royalties, current portion	286	495
Prepaid expenses and other assets	2,294	2,703
Total current assets	53,285	65,559
PROPERTY, PLANT AND EQUIPMENT:
Coal properties, mine development and construction costs	247,380	236,466
Less accumulated depreciation, depletion and amortization	(52,226)	(44,696)
Net property, plant and equipment	195,154	191,770
Advance royalties, net of current portion	8,104	7,901
Investment in unconsolidated affiliates	130	130
Other non-current assets	34,185	33,778
Non-current assets held for sale	1,800	1,800
TOTAL ASSETS	$292,658	$300,938

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,870	$9,328
Accrued expenses and other	13,109	12,617
Accrued distributions	300	6,038
Notes payable - related party	514	514
Current portion of long-term debt	4,169	5,475
Current portion of asset retirement obligations	498	498
Related party advances and accrued interest payable	37	34
Total current liabilities	33,497	34,504
NON-CURRENT LIABILITIES:
Long-term debt, net	27,650	31,073
Deferred tax liability, net	30,129	30,692
Asset retirement obligations, net of current portion	15,795	15,496
Other non-current liabilities	42,790	42,718
Total non-current liabilities	116,364	119,979
Total liabilities	149,861	154,483
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,579,293 shares issued and 17,664,496 outstanding at March 31, 2018 and 18,079,293 shares issued and 17,164,496 shares outstanding at December 31, 2017, respectively	1	1
Additional paid-in capital	47,965	46,315
Treasury stock	(4,176)	(4,176)
Accumulated other comprehensive income	2,073	1,442
Accumulated earnings	75,142	78,670
Total stockholders’ equity owned by common shareholders	121,005	122,252
Non-controlling interest	21,792	24,203
Total stockholders' equity	142,797	146,455
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$292,658	$300,938

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Three Months Ended,	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUES:
Coal sales	$54,272	$51,255
Other revenue	581	290
Total revenues	54,853	51,545
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	49,514	43,120
Freight and handling costs	904	595
Depreciation, depletion and amortization	7,536	21,305
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization shown separately above)	4,901	3,383
Loss on sale/disposal of assets, net	55	1
Total costs and expenses	62,910	68,404
LOSS FROM OPERATIONS	(8,057)	(16,859)
INTEREST AND OTHER EXPENSE/(INCOME:)
Interest expense	2,059	1,218
Interest income	(7)	(1)
(Gain) on sale of marketable securities	(2,906)	-
(Gain) on bargain purchase	-	(171,151)
Other (income)/expense	(6)	4
Total other expense/(income)	(860)	(169,930)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(7,197)	153,071
Income tax (provision) benefit	773	(44,560)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(6,424)	108,511
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(1,294)
NET INCOME/(LOSS)	(6,424)	107,217
Less net income/(loss) attributable to non-controlling interest	(3,196)	16,201
Preferred distribution on subsidiary	(300)	(1,117)
Net Income/(Loss) attributable to Company’s Stockholders	$(3,528)	$89,899

Net income (loss) per share, basic and diluted
Continuing operations	$(0.18)	$5.29
Discontinued operations	-	(0.10)
	$(0.18)	$5.19
Weighted average shares outstanding, basic and diluted	17,497,829	17,207,883

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months ended March 31, 2018 and 2017

(in thousands)

	2018	2017
NET INCOME/(LOSS)	$(6,424)	$107,217
Less net income/(loss) attributable to non-controlling interest	(3,196)	16,201
OTHER COMPREHENSIVE INCOME (LOSS):
Fair market value adjustment for available-for-sale investment, net of tax benefit ($573 and $0, respectively)	3,609	1,466
Reclass for disposition, net of tax expense ($362 and $0, respectively)	(2,282)	-
Less other comprehensive earnings attributable to non-controlling interest	696	663
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$(2,597)	$91,819

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,424)	$107,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax provision (benefit)	(773)	44,031
Depreciation, depletion and amortization	7,536	23,139
Accretion on asset retirement obligations	318	466
Amortization of advance royalties	185	251
Amortization of debt issuance costs	516	341
Loss on retirement of advance royalties	108	136
(Gain) loss on sale/disposal of assets—net	55	(1)
(Gain) on sale of marketable securities	(2,906)	-
(Gain) on bargain purchase	-	(171,151)
Equity in net loss of unconsolidated affiliates	-	4
Equity-based compensation	1,650	-
Accrued interest expense-related party	3	3
Changes in assets and liabilities:
Accounts receivable	3,217	(6,002)
Inventories	107	(878)
Advance royalties	(287)	(774)
Prepaid expenses and other assets	409	175
Other long-term assets	(7)	-
Accounts payable	3,741	2,146
Accrued expenses and other liabilities	(1,082)	1,797
Other liabilities	1,245	-
Asset retirement obligations	(19)	(34)
Net cash provided by operating activities	7,592	866
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from business disposal	-	450
Proceeds from sale of Mammoth shares	4,823	-
Additions to property, plant, and equipment	(9,179)	(6,585)
Proceeds from sales of property, plant, and equipment	3	2
Net cash used in investing activities	(4,353)	(6,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(56)	-
Borrowings on line of credit	-	33,300
Repayments on line of credit	-	(28,500)
Repayments on financing agreement	(5,100)	-
Proceeds from related party loans	-	2,075
Repayments on related party loans	-	(2,000)
Proceeds from issuance of common stock	-	370
Deposit for worker’s compensation program	(5,209)	-
Preferred distributions paid	(6,038)	-
Net cash provided by (used in) financing activities	(16,403)	5,245
NET (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(13,164)	(22)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	23,160	86
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$9,996	$64

Summary Balance Sheets information:
Cash and cash equivalents	$6,268	$64
Restricted cash- current portion	3,728	-
Total	$9,996	$64

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company,” “Royal,”) and its wholly owned subsidiaries Rhino GP LLC (“Rhino GP” or “General Partner,” and Blaze Minerals, LLC and its majority owned subsidiary Rhino Resource Partners, LP (“Rhino” or the “Partnership”) (OTCQB:RHNO), a Delaware limited partnership. Rhino GP is the general partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company early adopted ASU No. 2016-18, Statement of Cash Flows-Restricted Cash as of December 31, 2017 and as such its unaudited condensed consolidated statement of cash flows for all historical periods reflect restricted cash combined with cash and cash equivalents. The Company did not have any other material impact from the early adoption of this ASU.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated balance sheet as of March 31, 2018, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 include all adjustments that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed its Annual Report on Form 10-K for the year ended December 31, 2017 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the unaudited condensed consolidated statements of operations to the disposal of Sands Hill Mining LLC in 2017. Additionally, the Company has reclassified certain royalty interests as held for sale on the condensed consolidated balance sheets. See Note 4, “Discontinued Operations” for further information on these items.

Organization and nature of business

Royal is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. On July 7, 2004, the Company revived its charter and changed its name to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc. Starting in 2007, the Company pursued gold, silver, copper and rare earth metal mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions to sell all of its existing assets, undergo a change in ownership control and management and repurpose itself as a North American energy recovery company, planning to purchase a group of synergistic, long-lived energy assets, but taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 13, 2015, the Company executed an agreement for the first acquisition in furtherance of its change in principal operations.

Through a series of transactions completed in the first quarter of 2016, the Company acquired a majority ownership and control of the Partnership and 100% ownership of the Partnership’s general partner.

Rhino was formed on April 19, 2010 to acquire Rhino Energy LLC (the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Illinois, Kentucky, Ohio, West Virginia, and Utah. The majority of Rhino’s sales are made to domestic utilities and other coal-related organizations in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

On January 1, 2018, the Company adopted the following accounting standards:

Revenue Recognition. The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s interim financial statements (See Note 14 for additional discussion). Most of the Company’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when control of the coal transfers to the customer. Under the typical terms of these agreements, control transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

Freight and handling costs paid directly to third-party carriers and invoiced separately to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively. Freight and handling costs billed to customers as part of the contractual per ton revenue of customer contracts is included in coal sales revenue.

Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Company carefully reviews the facts and circumstances of each transaction and does not recognize revenue until control of the benefit has transferred and payment is reasonably assured.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this standard effective January 1, 2018, which had no current period impact but may impact future periods in which acquisitions are completed.

The Company is currently evaluating the following accounting standards:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Company is currently evaluating this guidance and currently believes this new guidance will not have a material impact on its financial results when adopted, but will require additional assets and liabilities to be recognized for certain agreements where the Company has the rights to use assets. The majority of the rights to use assets relate to coal reserves, which are exempted from ASU 2016-02.

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU allows entities to make a one-time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cut and Jobs Act (TCJA). The effective date for all entities that elect to make the reclassification is for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in financial statements for fiscal years or interim periods that have not been issued or made available for issuance as of February 14, 2018. Upon adoption, an entity can elect to apply the guidance either: (a) at the beginning of the period (annual or interim) of adoption or (b) retrospectively to each period (or periods) in which the income tax effects of the TCJA related to items remaining in AOCI are recognized. Certain transition disclosures are required. The Company is currently evaluating this guidance.

Segment Information. The Company has to identify the level at which its most senior executive decision-maker makes regular reviews of sales and operating income. These levels are defined as segments. The Company’s most senior executive decision-maker is the company’s CEO. The regular internal reporting of income to the CEO, which fulfills the criteria to constitute a segment, is done for the coal group as a whole, and therefore the total coal group is the Company’s only primary segment.

A reconciliation of the consolidated assets to the total of the coal segment assets is provided below as of March 31, 2018 and December 31, 2017:

Segment assets (1)	March 31, 2018	December 31, 2017
Primary	$237,728	$237,915
Corporate, unallocated	55,097	63,023
Total assets	$292,825	$300,938

(1) Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

3. ACQUISITION OF RHINO

In March of 2016, Rhino was acquired at a price less than fair value of the net identifiable assets, and a $171.2 million gain on bargain purchase was recorded in the first quarter of 2017. Subsequently in the fourth quarter of 2017, the gain on bargain purchase was adjusted to $168.4 million. The bargain purchase gain is reported as other income, in the consolidated interim statements of operations and comprehensive income (loss). Prior to recognizing a bargain purchase, management reassessed whether all assets acquired and liabilities assumed had been correctly identified, the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, management concluded that the recognition of a bargain purchase gain was appropriate for this acquisition.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Blaze Royalty Interest

On March 23, 2018, the Company and Arq Gary Land LLC (Arq) executed an option agreement related to a West Virginia mineral royalty interest controlled by the Company. The option expires seventy-five days after the execution date and allows Arq the option to purchase the Company’s royalty stream for $1.8 million. The term of the option may be extended for an additional 60 days. The Company has reflected this royalty asset as held for sale in the accompanying condensed consolidated balance sheets.

Sands Hill

On November 7, 2017, the Company closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in its Sands Hill Mining entity to the third party in exchange for a future overriding royalty for any mineral sold, excluding coal, from Sands Hill Mining LLC after the closing date. The Company recognized a gain in the fourth quarter of 2017 of $1.8 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation. The previous operating results of Sands Hill Mining LLC have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Company’s consolidated interim statements of operations for the three month period ended March 31, 2017.

Sands Hill Mining LLC
Major components of net loss from discontinued operations for Sands Hill
Mining LLC for three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Coal sales	$-	$526
Limestone sales	-	1,078
Other revenue	-	402
Total revenues	-	2,006

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	1,812
Freight and handling	-	174
Depreciation, depletion and amortization	-	1,834
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	11
(Gain) on sale/disposal of assets, net	-	(2)
Total costs, expenses and other	-	3,829
(Loss) from discontinued operations before income taxes for the Sands Hill Mining disposal	-	(1,823)
Income taxes	-	529
Net (loss) from discontinued operations	$-	$(1,294)

Cash Flows.

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Partnership did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash operating items or non-cash investing items for any period presented.

5. PROPERTY

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2018 and December 31, 2017 are summarized by major classification as follows:

	Useful Lives	March 31, 2018 (in thousands)	December 31, 2017
Land and land improvements		$9,873	$10,104
Mining and other equipment and related facilities	2-20 Years	195,643	188,140
Mine development costs	1-15 Years	2,191	1,598
Coal properties	1-15 Years	31,397	31,397
Construction work in process		8,276	5,227
Total		247,380	236,466
Less accumulated depreciation, depletion and amortization		(52,226)	(44,696)
Net		$195,154	$191,770

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, and amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,273	$20,713
Depletion expense for coal properties	225	553
Amortization of mine development costs	38	22
Amortization expense for other assets	-	17
Total depreciation, depletion and amortization	$7,536	$21,305

As discussed in Notes 1 and 3, the Company acquired Rhino GP and became a majority limited partner in Rhino on March 17, 2016. The Company completed its purchase accounting fair value adjustments in the first quarter of 2017 and adjusted the previous provisional amounts the Company had recorded for the Rhino acquisition. The fair value purchase adjustments resulted in $14.3 million of additional depreciation, depletion and amortization expense recorded in the first quarter of 2017 that related to the prior 2016 reporting period.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Payroll, bonus and vacation expense	$1,820	$2,888
Non income taxes	2,836	3,130
Royalty expenses	2,427	2,410
Accrued interest	159	162
Health claims	774	871
Workers’ compensation & pneumoconiosis	1,750	1,750
Income taxes (Note 11)	584	584
Deferred revenue	1,174	-
Other	1,585	822
Total	$13,109	$12,617

7. NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(in thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated April 26, 2017; owed to E-Starts Money Co., a related party; non-interest bearing	10	10
Total related party notes payable	$514	$514

The related party notes payable have accrued interest of $37 thousand at March 31, 2018 and $34 thousand at December 31, 2017. The Company expensed $3 thousand in interest related to the related party loan in each of the three months ended March 31, 2018 and 2017.

8. DEBT

Debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Note payable- Financing Agreement	$34,900	$40,000
Note payable to Cedarview	2,500	2,500
Net unamortized debt issuance costs	(4,422)	(4,688)
Unamortized original issue discount	(1,159)	(1,264)
Total	31,819	36,548
Current portion	(4,169)	(5,475)
Long-term debt	$27,650	$31,073

Financing Agreement

On December 27, 2017, the Operating Company, a wholly-owned subsidiary of the Partnership, certain of the Operating Company’s subsidiaries identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other of the Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders have agreed to provide the Borrowers with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement are, at the Operating Company’s option, either “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if the Operating Company has elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR rate for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if the Borrowers have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at the Operating Company’s option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, the Operating Company may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, the Borrowers must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) of the Partnership and its subsidiaries for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to (i) certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by the Operating Company, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires the Borrowers and Guarantors to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans which was completed during the three months ended March 31, 2018 and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

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

At March 31, 2018, the Partnership had borrowed $34.9 million at a variable interest rate of Libor plus 10.00% (11.88% at March 31, 2018).

See Note 17 for amendment to this financing arrangement.

Letter of Credit Facility – PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provides that the Partnership pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that the Partnership reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. The Partnership’s obligations under the LoC Facility Agreement are secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding bears interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. The Partnership will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018.

The Partnership had outstanding letters of credit of approximately $3.0 million at a fixed interest rate of 5.00% at March 31, 2018.

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

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2018 and the year ended December 31, 2017 are as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance at beginning of period, including current portion	$15,994	$21,720
Revaluation	-	(5,267)
Accretion expense	318	1,556
Adjustments to the liability from annual recosting
and other	-	(1,695)
Disposal	-	(260)
Liabilities settled	(19)	(60)
Balance at end of period	16,293	15,994
Less current portion	(498)	(498)
Non-current portion	$15,795	$15,496

10. STOCKHOLDERS’ EQUITY

Royal Activity

At March 31, 2018 and December 31, 2017, the authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.00001 per share, and 5,000,000 shares of Preferred Stock, par value $0.00001 per share.

On January 30, 2018, Ronald Phillips resigned as president of the Company. Mr. Phillips remains a consultant to the Company. As part of Mr. Phillips severance arrangement, he was paid $100,000 and received 400,000 shares of Company restricted common shares and 100,000 shares of Company common registered shares. The shares were valued based on the Company’s stock price at date of grant for a total fair value of $1,650,000, which is reflected as stock compensation expense and additional paid in capital in the accompanying condensed consolidated financial statements.

Rhino Activity

During the three months ended March 31, 2018, the Partnership paid $6.0 million in preferred distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. The Partnership also accrued $0.3 million for preferred distributions for the three months ended March 31, 2018.

11. INCOME TAXES

See Note 12 for discussion of income tax contingencies impacting the Company.

The Company’s effective tax rates for the three months ended March 31, 2018 and 2017 were 11% and 29%, respectively.

On December 22, 2017 the Tax Cut and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of the corporate alternative minimum tax regime effective for tax years beginning after December 31, 2017, implementation of a process whereby corporations with unused alternative minimum tax credits will be refunded during 2018-2022, further limitation on the deductibility of certain executive compensation, allowance for immediate capital expensing of certain qualified property, and limitations on the amount of interest expense deductible beginning in 2018.

The Company has not completed its analysis of the income tax effects of the Act but has provided its best estimate of the impact of the Act for 2017 in its income tax provision in accordance with the guidance and interpretations available at that time as provided under SAB 118. The Company will finalize the analysis for the estimate by December 22, 2018, within the one year measurement period under SAB 118.

12. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various mining, transportation and other equipment under operating leases. The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three months ended March 31, 2018 and 2017 are included in Cost of operations in the unaudited condensed consolidated statements of operations were as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Lease expense	$430	$1,513
Royalty expense	$3,644	$3,377

Royalty Agreement

In November 2017, the Company entered an overriding royalty agreement with a third party in regards to the former Sands Hill property. The Company has committed to provide $400 thousand of Company common stock as consideration for this royalty stream. The Company has not yet provided the stock through the issuance date of the interim consolidated financial statements.

Income Tax Contingency

The Company has recently filed federal income tax returns for 2014, 2015 and 2016, is in the process of filing state returns and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not accumulated the necessary information or completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements as of March 31, 2018 and for the three month period then ended and as of and for the year ended December 31, 2017, management has used its best estimates to compute the Company's provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management's estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying consolidated balance sheet at March 31, 2018 and December 31, 2017 once these issues are resolved.

13. MAJOR CUSTOMERS

The Company had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	March 31, 2018 Receivable Balance	December 31, 2017 Receivable Balance	Three months ended March 31, 2018 Sales	Three months ended March 31, 2017 Sales
	(in thousands)
Dominion Energy	$3,156	$1,232	$8,165	$5,551
Trafigura Trading	2,287	2,093	7,159	-
Integrity Coal	914	2,238	6,528	4,728
Big Rivers	751	-	5,515	6,244

14. REVENUE

The Company adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts or other amounts recorded on the Company’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Company’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Company’s total revenues for the three months ended March 31, 2018. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Company’s total revenues for the three months ended March 31 2018. All of the accounts receivable recorded in the accompanying consolidated balance sheet at March 31, 2018 relate to coal sales.

The majority of the Company’s contracts have a single performance obligation (shipment or delivery of coal according to terms of the sales agreement) and as such, the Company is not required to allocate the contract’s transaction price to multiple performance obligations. All of the Company’s coal sales revenue is recognized when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Company carefully reviews the facts and circumstances of each transaction and does not recognize revenue until control of the benefit has transferred and collectability is reasonably assured.

The following table disaggregates revenue by type for the three months ended March 31, 2018 and 2017

	(in thousands)
Coal sales	2018	2017
Steam coal	$35,021	$34,638
Met coal	19,251	16,617
Other revenue	581	290
Total	$54,853	$51,545

15. FAIR VALUE MEASUREMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Company’s financing agreement was determined based upon a market approach and approximates the carrying value at March 31, 2018. The fair value of the Company’s financing agreement is a Level 2 measurement.

As of March 31, 2018 and December 31, 2017, the Company had a recurring fair value measurement relating to its investment in Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”). The Company owned 336,447 shares of Mammoth, Inc. as of March 31, 2018. The Company’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the Company’s unaudited condensed consolidated balance sheet. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $1.5 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

The unaudited consolidated statement of cash flows for the three months ended March 31, 2018 and 2017 excludes approximately $2.8 million and $0.6 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

17. SUBSEQUENT EVENTS

On April 17, 2018, the Partnership amended its Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provide that the Partnership can sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to "we," "our," "us" or similar terms refer to Royal Energy Resources, Inc., Rhino GP LLC, Rhino Resource Partners LP and its subsidiaries, in total. References to “Rhino” or “the Partnership” refer to Rhino Resource Partners, LP. References to "general partner" refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. Our unaudited consolidated statement of operations and comprehensive income (loss) have been retrospectively adjusted to reclassify our Sands Hill Mining operation to discontinued operations for the three months ended March 31, 2017.

Overview

Current management acquired control of the Company in March 2015, with the goal of using the Company as a vehicle to acquire undervalued natural resource assets. The Company has raised approximately $8.5 million through the sale of shares of common stock in private placements, $6.4 million through issuance of notes payable and is currently evaluating a number of possible acquisitions of operating coal mines and non-operating coal assets. Despite recent distress in the coal industry, industry experts still predict that coal will supply a significant percentage of the nation’s energy needs for the foreseeable future, and thus overall demand for coal will remain significant. Also, demand for metallurgical coal has improved and metallurgical coal prices seem likely to stay in a range that will allow lower cost North American coal mines to produce profitably. Management believes there are a number of attractive acquisition candidates in the coal industry which can be operated profitably at current prices and under the current regulatory environment.

Overview after Rhino Acquisition

Through a series of transactions completed in the first quarter of 2016, the Company acquired a majority ownership and control of Rhino and 100% ownership of its general partner.

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

Our principal business strategy is to safely, efficiently and profitably produce and sell both steam and metallurgical coal from our diverse asset base. In addition, we continue to seek opportunities to expand and potentially diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash and enhance stability of our cash flow.

For the three months ended March 31, 2018, we generated revenues of approximately $54.9 million and a net loss from continuing operations of approximately $6.4 million. For the three months ended March 31, 2018, we produced and sold approximately 1.1 million tons of coal of which approximately 57% was sold pursuant to long-term supply contracts.

Current Liquidity and Outlook

As of March 31, 2018, our available liquidity was $6.3 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

We are limited in obtaining funds from Rhino pursuant to the Financing Agreement to $1 million per year.

We continue to take measures, including cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments - Rhino

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020. For more information about our new Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

Common Unit Warrants

In December 2017, we entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants of our common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of our units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions in excess of $0.30 per common unit per year, and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we will pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding bears interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We had $3.0 million of letters of credit at March 31, 2018 under the LoC Facility with cash collateral in the amount of $3.7 million. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

Recent Developments - Royal

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of March 31, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q2-Q4	3,400	13
2019	850	3
2020	850	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Evaluating Our Results of Operations

Our management uses a variety of non-GAAP financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in millions*)
Statement of Operations Data:
Total revenues	$54.9	$51.5
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	49.5	43.1
Freight and handling costs	0.9	0.6
Depreciation, depletion and amortization	7.5	21.3
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.9	3.4
(Gain) on sale/disposal of assets-net	0.1	-
Income/(loss) from operations	(8.1)	(16.9)
Interest and other expense/(income):
Interest expense	2.1	1.2
Interest income	-	-
(Gain) on marketable securities	(2.9)	-
(Gain) on bargain purchase	-	(171.2)
Other	-	-
Total interest and other expense/(income)	(0.9)	(169.9)
Net income /(loss) from continuing operations before income tax	(7.2)	153.1
Income tax (provision)/benefit	0.8	(44.6)
Net income/(loss) from continuing operations	(6.4)	108.5
Net income/(loss) from discontinued operations	-	(1.3)
Net income/(loss)	$(6.4)	$107.2

Other Financial Data
Adjusted EBITDA from continuing operations	$4.1	$4.4
Adjusted EBITDA from discontinued operations	-	-
Total Adjusted EBITDA	$4.1	$4.4

* Totals are based on actual amounts and not the rounded amounts presented in this table.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues. The following table presents revenues and coal revenues per ton for the three months ended March 31, 2018 and 2017:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues	$54.3	$51.3	$3.0	5.8%
Other revenues	0.6	0.3	0.3	100%
Total revenues	$54.9	$51.6	$3.3	6.4%

Tons sold	1,072.6	946.5	126.1	13.3%
Coal revenues per ton*	$50.60	$54.15	$(3.55)	(6.6)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Our coal revenues for the three months ended March 31, 2018 increased by approximately $3.0 million, or 5.8%, to approximately $54.3 million from approximately $51.3 million for the three months ended March 31, 2017. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold as we saw increased demand for met and steam coal during the period. However, the increase in production and sales was somewhat limited by adverse weather conditions during the first quarter of 2018. Coal revenues per ton was $50.60 for the three months ended March 31, 2018, a decrease of $3.55, or 6.6%, from $54.15 per ton for the three months ended March 31, 2017. This decrease in coal revenues per ton was primarily the result of lower contracted sales prices in place during the first quarter of 2018 compared to the same period in 2017.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the three months ended March 31, 2018 and 2017:

	Three months	Three months
	ended	ended	Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$49.5	$43.1	$6.4	14.8%
Freight and handling costs	0.9	0.6	0.3	50.0%
Depreciation, depletion and amortization	7.5	21.3	(13.8)	(64.8)%
Selling, general and administrative	4.9	3.4	1.5	44.1%

Tons sold	1,072.6	946.5	126.1	13.3%
Cost of operations per ton*	$46.17	$45.67	$0.50	1.1%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $49.5 million for the three months ended March 31, 2018 as compared to $43.1 million for the three months ended March 31, 2017. Our cost of operations per ton was $46.17 for the three months ended March 31, 2018, an increase of $0.50, or 1.1%, from the three months ended March 31, 2017. The increase in cost of operations was primarily due to the increase in tons sold. The increase in cost of operations per ton was due to an increase in tons sold from our higher cost mining operations.

Freight and Handling. Total freight and handling cost increased to $0.9 million for the three months ended March 31, 2018 as compared to $0.6 million for the three months ended March 31, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs as we executed more export coal sales in the current period that require us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended March 31, 2018 was $7.5 million as compared to $21.3 million for the three months ended March 31, 2017. The decrease was due to the fair value purchase adjustments in the first quarter of 2017 which resulted in $14.3 million of additional depreciation, depletion and amortization expense that related to the prior 2016 reporting period.

Selling, General and Administrative. SG&A expense for the three months ended March 31, 2018 increased to $4.9 million as compared to $3.4 million for the three months ended March 31, 2017. The increase in expense is primarily due to the stock compensation expense of approximately $1.7 million incurred through a certain severance agreement with a former executive.

Other Expense/(Income). Other income for the three months ended March 31, 2018 included higher interest expense and a $2.9 million gain on sale of investment while other income for the three months ended March 31, 2017 was higher due to the $171.2 million bargain purchase gain which reflected the Rhino acquisition revaluation. Interest expense for the three months ended March 31, 2018 increased to $2.0 million as compared to $1.2 million for the three months ended March 31, 2017. This increase was primarily due to the higher interest rate on the new Financing Agreement and overall higher outstanding debt balances.

Net Loss. Net loss from continuing operations was $6.4 million for the three months ended March 31, 2018 compared to net income from continuing operations of $108.5 million for the three months ended March 31, 2017. The 2017 income results were substantially impacted by the Rhino valuation adjustments which triggered a $171.2 million bargain purchase gain. The net loss from continuing operations was partially offset by a gain of $2.9 million on the sale of 232,347 shares of Mammoth Inc. during the first quarter of 2018.

Adjusted EBITDA from Continuing Operations

	2018	2017
Other Financial Data	(in millions)
Adjusted EBITDA from continuing operations	$4.1	$4.4
Adjusted EBITDA from discontinued operations	-	-
Total Adjusted EBITDA	$4.1	$4.4

Adjusted EBITDA for the three months ended March 31, 2018 and 2017 were $4.1 million and $4.4 million, respectively, once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from net income from continuing operations.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Three Months Ended March 31, 2018	Three Months ended March 31, 2017
Net income (loss) from continuing operations	$(6.4)	$108.5
DD&A	7.5	21.3
Interest expense	2.1	1.2
Income tax provision (benefit)	(0.8)	44.6
EBITDA from continuing operations†*	2.4	175.6
Bargain purchase gain	-	(171.2)
Stock compensation	1.7	-
Adjusted EBITDA from Continuing Operations†*	$4.1	$4.4

* Totals may not foot due to rounding.

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of March 31, 2018, our available liquidity was $6.3 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

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

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in developing and mining our reserves, as well as complying with applicable environmental and mine safety laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Historically, our sources of liquidity included cash generated by our operations, cash available on our balance sheet and issuances of equity securities. Our ability to access the capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices and other macroeconomic factors outside of our control. Failure to maintain financing or to generate sufficient cash flow from operations could cause us to significantly reduce our spending and to alter our short- or long-term business plan. We may also be required to consider other options, such as selling assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

Due to the Cedarview note coming due in May 2019, Royal may need to raise capital by selling shares of Royal common stock, selling assets or transferring shares of pledged Rhino units to satisfy the debt.

Cash Flows

Net cash provided by operating activities was $7.6 million for the three months ended March 31, 2018 as compared to $0.9 million for the three months ended March 31, 2017. This increase in cash provided by operating activities was primarily the result of positive working capital changes, for the three months ended March 31, 2018 compared to March 31, 2017.

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2018 as compared to net cash used in investing activities of $6.1 million for the three months ended March 31, 2017. The decrease in cash used in investing activities was primarily due to the proceeds received from the sale of Mammoth, Inc. shares partially offset by an increase in capital expenditures for the three months ended March 31, 2018.

Net cash used in financing activities was $16.4 million for the three months ended March 31, 2018, which was primarily attributable to repayments on our financing agreement and payment of the preferred distribution. Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2017, which was primarily due to net borrowings on our former revolving credit facility.

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

Actual maintenance capital expenditures for the three months ended March 31, 2018 were approximately $3.4 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2018 were approximately $5.8 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines.

Series A Preferred Units

On December 30, 2016, Rhino entered into a Series A Preferred Unit Purchase Agreement and its general partner entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership to create, authorize and issue the Series A preferred units.

The Series A preferred units rank senior to all classes or series of Rhino’s equity securities with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units are entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. If Rhino fails to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and Rhino will not be permitted to pay any distributions on its partnership interests that rank junior to the Series A preferred units, including its common units.

During the three months ended March 31, 2018, we paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of Rhino’s Series A preferred units. We also accrued $0.3 million for distributions to holders of the Series A preferred units for the three months ended March 31, 2018.

Financing Agreement

On December 27, 2017, Rhino entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement will be secured by substantially all of Rhino’s assets. The Financing Agreement terminates on December 27, 2020 and contains provisions that require principal prepayments from the sale or disposition of eligible securities or eligible real property: payment of annual excess cash flow, as defined, certain insurance proceeds and prohibitions of transactions with affiliates, including limitations on transactions with Royal.

Distribution Suspension

Pursuant to the Partnership agreement, the Rhino common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2018, Rhino suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, Rhino announced cash distributions per common unit at levels lower than the minimum quarterly distribution. Rhino has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of March 31, 2018 Rhino accumulated arrearages of $497.4 million.

Letter of Credit Facility-PNC Bank

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our financing agreement. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit as a percentage of our aggregate bond liability. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of March 31, 2018, we had $3.0 million in letters of credit outstanding, all of which served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of March 31, 2018.

Income Taxes- Contingency

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

We are currently updating all of our tax filings which may identify new facts that could materially change our net financial position and operating results. We will apply to the Internal Revenue Service for a tax year filing change to December and request that it be approved due in part to the Partnership’s December year end. Since we have a controlling interest in the Partnership since March 2016, we believe this will help support approving our change in tax year retroactive to 2015; however, there are no guarantees that this relief will be provided. The ultimate resolution of these tax uncertainties could materially impact our accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

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

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2018 at the reasonable assurance level.

(b) Changes in Internal Controls

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2017. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. We have updated certain income tax risks below due to the unique nature of these items.

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

The Company has not completed its assessment for the income tax effects of the Act but has recorded a reasonable estimate of the effects for the items below. The Company anticipates completing the analysis for the estimate by December 22, 2018, within the one year measurement period.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2018, the Company issued Ronald Phillips 400,000 shares of Company restricted common shares as severance in connection with his resignation as president of the Company. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. At the same time, the Company also issue Mr. Phillips 100,000 shares of registered common stock as additional severance.

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended March 31, 2018 is included in Exhibit 95.1 to this report.

ITEM 5: Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

10.1	Consent to Financing Agreement dated as of April 17, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on April 23, 2018

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2018

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal Energy Resources. INc.

Date: May 14, 2018	By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ W. Scott Morris
W. Scott Morris
Chief Financial Officer
(Principal Financial Officer)

