Form 10-Q
period 2018-06-30
Royal Energy Resources, Inc.
filed 2018-08-14
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

As of August 6, 2018, the registrant had 18,579,293 shares of common stock issued and outstanding (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Convertible Preferred Stock outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2018	December 31, 2017

Assets
CURRENT ASSETS
Cash and cash equivalents	$3,837	$10,834
Restricted cash, net of long-term	3,652	7,116
Accounts receivable	15,399	20,386
Inventories	15,861	12,860
Investment in available for sale securities	3,535	11,165
Advance royalties, current portion	819	495
Prepaid expenses and other assets	3,806	2,703
Total current assets	46,909	65,559
PROPERTY, PLANT AND EQUIPMENT:
Coal properties, mine development and construction costs	248,329	236,466
Less accumulated depreciation, depletion and amortization	(59,467)	(44,696)
Net property, plant and equipment	188,862	191,770
Advance royalties, net of current portion	7,934	7,901
Investment in unconsolidated affiliates	-	130
Other non-current assets	34,658	33,778
Non-current assets held for sale	1,800	1,800
TOTAL ASSETS	$280,163	$300,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,057	$9,328
Accrued expenses and other	13,797	12,617
Accrued distributions	609	6,038
Notes payable - related party	514	514
Current portion of long-term debt, net	4,763	5,475
Current portion of asset retirement obligations	498	498
Related party advances and accrued interest payable	40	34
Total current liabilities	34,278	34,504
NON-CURRENT LIABILITIES:
Long-term debt, net	23,097	31,073
Deferred tax liability, net	28,777	30,692
Asset retirement obligations, net of current portion	15,976	15,496
Other non-current liabilities	43,244	42,718
Total non-current liabilities	111,094	119,979
Total liabilities	145,372	154,483
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,579,293 shares issued and 17,664,496 outstanding at June 30, 2018 and 18,079,293 shares issued and 17,164,496 shares outstanding at December 31, 2017, respectively	1	1
Additional paid-in capital	47,965	46,315
Treasury stock	(4,176)	(4,176)
Accumulated other comprehensive income	509	1,442
Accumulated earnings	71,507	78,670
Total stockholders’ equity owned by common shareholders	115,806	122,252
Non-controlling interest	18,985	24,203
Total stockholders’ equity	134,791	146,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,163	$300,938

See accompanying notes to unaudited condensed consolidated financial statements.

 ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
REVENUES:
Coal sales	$54,245	$54,299	$108,517	$105,554
Other revenues	625	389	1,206	678
Total revenues	54,870	54,688	109,723	106,232
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	49,378	44,861	98,892	87,980
Freight and handling costs	1,472	-	2,376	594
Depreciation, depletion and amortization	7,739	6,655	15,275	27,957
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,266	3,263	8,167	6,645
Loss on sale/disposal of assets—net	87	71	142	72
Total costs and expenses	61,942	54,850	124,852	123,248
(LOSS) FROM OPERATIONS	(7,072)	(162)	(15,129)	(17,016)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(2,019)	(1,015)	(4,078)	(2,234)
Interest income	-	-	7	-
Gain on sale of marketable securities	3,592	-	6,498	-
Gain on bargain purchase	-	-	-	171,151
Other (income)/expense	-	40	6	36
Total interest and other (expense)/income	1,573	(975)	2,433	168,953
NET INCOME (LOSS)/FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(5,499)	(1,137)	(12,696)	151,937
Income tax (provision) benefit	847	-	1,620	(44,560)
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(4,652)	(1,137)	(11,076)	107,377
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(449)	-	(1,747)
NET INCOME/(LOSS)	(4,652)	(1,586)	(11,076)	105,630

Less net income/(loss) attributable to non-controlling interest	(1,327)	(452)	(4,523)	(9,273)
Preferred distribution on subsidiary	(309)	(1,356)	(609)	(2,473)
Net Income/(Loss) attributable to Company’s Stockholders	$(3,634)	$(2,490)	$(7,162)	$112,430

Net (loss)/income per share, basic and diluted
Continuing operations	$(0.21)	$(0.12)	$(0.41)	$6.64
Discontinued operations	-	(0.03)	-	(0.10)
	$(0.21)	$(0.15)	$(0.41)	$6.54

Weighted average shares outstanding, basic and diluted	17,664,496	17,207,883	17,581,163	17,203,109

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months ended June 30, 2018 and 2017

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
NET INCOME/(LOSS)	$(4,652)	$(1,586)	$(11,076)	$105,630
Less net income/(loss) attributable to non-controlling interest	(1,327)	(452)	(4,523)	(9,273)
Preferred distribution on subsidiary	(309)	(1,356)	(609)	(2,473)
OTHER COMPREHENSIVE INCOME (LOSS):
Fair market value adjustment for available-for-sale investment, net of tax benefit ($3,$0, $576, and $0)	195	554	3,804	2,021
Reclass for disposition, net of tax expense ($(508), $0, $(870) and $0)	(3,469)	-	(5,751)	-
Less other comprehensive earnings attributable to non-controlling interest	(1,710)	252	(1,014)	915
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$(5,198)	$(2,188)	$(8,095)	$113,536

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,076)	$105,630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax (benefit) provision	(1,620)	44,031
Depreciation, depletion and amortization	15,275	30,117
Accretion on asset retirement obligations	638	860
Amortization of advance royalties	378	567
Amortization of debt issuance costs and warrants	1,056	720
Loss on retirement of advance royalties	108	140
Loss on sale/disposal of assets—net	142	70
(Gain) on sale of marketable securities	(6,498)	-
(Gain) on bargain purchase	-	(171,151)
Equity in net loss of unconsolidated affiliates	-	(36)
Equity-based compensation	1,880	260
Value of common shares issued for services	-	250
Changes in assets and liabilities:
Accounts receivable	4,987	(5,933)
Inventories	(3,001)	(2,421)
Advance royalties	(843)	(855)
Prepaid expenses and other assets	(1,376)	(1,378)
Accounts payable	4,129	2,235
Accrued expenses and other liabilities	1,312	3,470
Asset retirement obligations	(158)	(34)
Net cash provided by operating activities	5,333	6,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	11,887	-
Sale of Rhino preferred and common units	-	2,300
Proceeds from business disposal	-	890
Additions to property, plant, and equipment	(16,000)	(10,612)
Proceeds from sales of property, plant, and equipment	4,014	404
Net cash used in investing activities	(99)	(7,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on long term debt	(10,222)	-
Proceeds from issuance of other debt	1,329	-
Repayments on other debt	(134)	-
Borrowings on line of credit	-	64,750
Repayments on line of credit	-	(62,500)
Payments on debt issuance costs	(629)	(227)
Proceeds from related party loans	-	85
Repayments on related party loans	-	(2,085)
Proceeds from issuance of common stock	-	120
Net proceeds from loan-Cedarview	-	2,150
Deposit for worker’s compensation program	(5,209)	-
Preferred distributions paid	(6,039)	-
Net cash provided by (used in) financing activities	(20,904)	2,293
NET (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(15,670)	1,817
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	23,159	86
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$7,489	$1,903

Summary Balance Sheets information:
Cash and cash equivalents	$3,837	$1,903
Restricted cash- current portion	3,652	-
Total	$7,489	$1,903

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of presentation and Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company,” or “Royal,”) and its wholly owned subsidiaries Rhino GP LLC (“Rhino GP” or “General Partner”), Blaze Minerals, LLC, and majority owned subsidiary Rhino Resource Partners, LP (“Rhino” or the “Partnership”) (OTCQB:RHNO), a Delaware limited partnership. Rhino GP is the general partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Unaudited Interim Financial Information —The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated balance sheet as of June 30, 2018, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2018 and 2017 include all adjustments that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed its Annual Report on Form 10-K for the year ended December 31, 2017 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the unaudited condensed consolidated statements of operations for the disposal of Sands Hill Mining LLC in 2017. Additionally, the Company has reclassified certain royalty interests as held for sale on the condensed consolidated balance sheets. See Note 4, “Discontinued Operations” for further information on these items.

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

Through a series of transactions completed in the first quarter of 2016, the Company acquired a majority ownership and control of the Partnership and 100% ownership of the General Partner.

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

Business Combinations. In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this standard effective January 1, 2018, which had no current period impact but may impact future periods in which acquisitions are completed.

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Company is currently evaluating this guidance and compiling information on its portfolio of leases. The Company currently believes this new guidance will not have a material impact on its financial results when adopted, but will require additional assets and liabilities to be recognized for certain agreements where the Company has the rights to use assets. The majority of the Company’s rights to use assets relate to coal reserves, which are exempt from the requirements of ASU 2016-02.

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

Segment Information. The Company has to identify the level at which its most senior executive decision-maker makes regular reviews of sales and operating income. These levels are defined as segments. The Company’s most senior executive decision-maker is the Company CEO. The regular internal reporting of income to the CEO, which fulfills the criteria to constitute a segment, is done for the coal group as a whole, and therefore the total coal group is the Company’s only primary segment.

A reconciliation of the consolidated assets to the total of the coal segment assets is provided below as of June 30, 2018 and December 31, 2017:

Segment assets (1)	June 30, 2018	December 31, 2017
Primary	$234,481	$237,915
Corporate, unallocated	45,682	63,023
Total assets	$280,163	$300,938

(1) Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

3. ACQUISITION OF RHINO

In March of 2016, Rhino was acquired at a price less than fair value of the net identifiable assets, and a $171.2 million gain on bargain purchase was recorded in the first quarter of 2017. Subsequently in the fourth quarter of 2017, the gain on bargain purchase was adjusted to $168.4 million. The bargain purchase gain is reported as other income in the consolidated interim statements of operations. Prior to recognizing a bargain purchase, management reassessed whether all assets acquired and liabilities assumed had been correctly identified, the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, management concluded that the recognition of a bargain purchase gain was appropriate for this acquisition.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Blaze Royalty Interest

On March 23, 2018, the Company and Arq Gary Land LLC (Arq) executed an option agreement related to a West Virginia mineral royalty interest controlled by the Company. The option expires seventy-five days after the execution date and allows Arq the option to purchase the Company’s royalty stream for $1.8 million. On July 30, 2018, Arq and the Company executed an extension of the option term to August 31, 2018. The Company has reflected this royalty asset as held for sale in the accompanying condensed consolidated balance sheet.

Sands Hill Mining LLC

Major components of net loss from discontinued operations for Sands Hill

Mining LLC for three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Coal Sales	$-	$411	$-	$937
Limestone sales	-	1,007	-	2,085
Other revenue	-	429	-	831
Total revenues	-	1,847	-	3,853

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	1,731	-	3,542
Freight and handling costs		228		403
Depreciation, depletion and amortization	-	323	-	2,160
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	14	-	26
(Gain) on sale/disposal of assets, net	-		-	(2)
Total costs, expenses and other	-	2,296	-	6,129
(Loss) from discontinued operations before income taxes for the Sands Hill Mining disposal	-	(449)	-	(2,276)
Income taxes	-	-	-	529
Net loss from discontinued operations	$-	$(449)	$-	$(1,747)

Cash Flows

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Partnership did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash operating items or non-cash investing items for any period presented.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2018 and December 31, 2017 are summarized by major classification as follows:

	Useful Lives	June 30, 2018	December 31, 2017
	(in thousands)
Land and land improvements		$9,466	$10,104
Mining and other equipment and related facilities	2-20 Years	199,309	188,140
Mine development costs	1-15 Years	3,073	1,598
Coal properties	1-15 Years	31,396	31,397
Construction work in process		5,085	5,227
Total		248,329	236,466
Less accumulated depreciation, depletion and amortization		(59,467)	(44,696)
Net		$188,862	$191,770

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, and amortization expense for intangible assets for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,578	$6,468	$14,851	$27,275
Depletion expense for coal properties	111	162	336	718
Amortization of mine development costs	50	8	88	30
Amortization of intangible assets	-	17	-	34
Amortization expense for other assets	-	-	-	(100)
Total depreciation, depletion and amortization	$7,739	$6,655	$15,275	$27,957

As discussed in Notes 1 and 3, the Company acquired Rhino GP and became a majority limited partner in Rhino on March 17, 2016. The Company completed its purchase accounting fair value adjustments in the first quarter of 2017 and adjusted the previous provisional amounts the Company had recorded for the Rhino acquisition. The fair value purchase adjustments resulted in $14.3 million of additional depreciation, depletion and amortization expense recorded in the six months ended June 30, 2017 that related to the prior 2016 reporting period.

On May 17, 2018, the Company entered into a sale leaseback agreement with Wintrust Commercial Finance for certain equipment previously owned by the Company. The Company received approximately $3.7 million of proceeds, of which $1.7 million was used to reduce debt. The lease agreement has a thirty-six month term. The Company recorded a loss of $0.2 million on the sale of the equipment which is included on the (Gain)/Loss on sale/disposal of assets-net line in the Company’s unaudited condensed consolidated statements of operations.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Payroll, bonus and vacation expense	$2,299	$2,888
Non income taxes	3,670	3,130
Royalty expenses	2,222	2,410
Accrued interest	115	162
Health claims	680	871
Workers’ compensation & pneumoconiosis	1,750	1,750
Income taxes (Note 11)	584	584
Deferred revenue	985	-
Other	1,492	822
Total	$13,797	$12,617

7. NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(in thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated April 26, 2017; owed to E-Starts Money Co., a related party; non-interest bearing	10	10
Total related party notes payable	$514	$514

The related party notes payable have accrued interest of $40 thousand at June 30, 2018 and $34 thousand at December 31, 2017. The Company expensed $3 thousand and $6 thousand in interest related to the related party loan in each of the three and six months ended June 30, 2018 and 2017, respectively.

8. DEBT

Debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Note payable- Financing Agreement	$29,778	$40,000
Note payable- Other	1,195	-
Note payable to Cedarview	2,500	2,500
Net unamortized debt issuance costs	(4,559)	(4,688)
Unamortized original issue discount	(1,054)	(1,264)
Total	27,860	36,548
Current portion	(4,763)	(5,475)
Long-term debt	$23,097	$31,073

Financing Agreement

On December 27, 2017, the Operating Company, a wholly-owned subsidiary of the Partnership, certain of the Operating Company’s subsidiaries identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide the Borrowers with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

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

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Services, Inc. and use the net proceeds therefrom to prepay outstanding term loans, which was completed during the first half of 2018 and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018. See Note 17 for information relating to the lenders’ waiver of the Fixed Charge Coverage Ratio for the six-month period ending June 30, 2018.

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

On April 17, 2018, Rhino amended its Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provide that the Partnership can sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. The Partnership reduced the debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, Rhino entered into a consent with our Lenders related to the Financing Agreement. The consent included a $5 million loan from the Delayed Draw Term Loan Commitment that is required to be repaid in full by October 26, 2018. The consent also waives any Event of Default that has or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the fiscal quarter ending June 30, 2018.

At June 30, 2018, the Company had $29.8 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (11.97%).

Letter of Credit Facility-PNC Bank

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

The Partnership had outstanding letters of credit of approximately $3.0 million at a fixed interest rate of 5.00% at June 30, 2018.

Cedarview

On June 12, 2017, the Company entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Lender”), under which the Company borrowed $2.5 million from the Lender. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. The Company and the Lender simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which the Company pledged 5.0 million Common Units in Rhino as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. The Company deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year will be paid. After the first year, the Company is obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for the Lender’s agreement to make the loan, the Company has transferred 25,000 Common Units of Rhino to the Lender as a fee. Through June 30, 2018, the funds have been used for general corporate overhead and due diligence costs for potential acquisitions.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2018 and the year ended December 31, 2017 are as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance at beginning of period, including current portion	$15,994	$21,720
Revaluation		(5,267)
Accretion expense	638	1,556
Adjustments to the liability from annual recosting
and other	-	(1,695)
Disposal	-	(260)
Liabilities settled	(158)	(60)
Balance at end of period	16,474	15,994
Less current portion	(498)	(498)
Non-current portion	$15,976	$15,496

10. STOCKHOLDERS’ EQUITY

Royal Activity

At June 30, 2018 and December 31, 2017, the authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.00001 per share, and 5,000,000 shares of Preferred Stock, par value $0.00001 per share.

On January 30, 2018, Ronald Phillips resigned as president of the Company. Mr. Phillips remained a consultant to the Company through May 30, 2018. As part of Mr. Phillips severance arrangement, he was paid $100,000 and received 400,000 shares of Company restricted common shares and 100,000 shares of Company common registered shares. The shares were valued based on the Company’s stock price at date of settlement for a total fair value of $1,650,000, which is reflected as stock compensation expense and additional paid in capital in the accompanying unaudited condensed consolidated financial statements.

Rhino Activity

During the six months ended June 30, 2018, the Partnership paid $6.0 million in preferred distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. The Partnership also accrued $0.6 million for preferred distributions for the six months ended June 30, 2018.

11. INCOME TAXES

See Note 12 for discussion of income tax contingencies impacting the Company.

The Company’s effective tax rates for the six months ended June 30, 2018 and 2017 were approximately 12% and 29%, respectively.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of the corporate alternative minimum tax regime effective for tax years beginning after December 31, 2017, implementation of a process whereby corporations with unused alternative minimum tax credits will be refunded during 2018-2022, further limitation on the deductibility of certain executive compensation, allowance for immediate capital expensing of certain qualified property, and limitations on the amount of interest expense deductible beginning in 2018.

The Company has not completed its analysis of the income tax effects of the Act but has provided its best estimate of the impact of the Act for 2017 and the six months ended June 30, 2018 in its income tax provision in accordance with the guidance and interpretations available at that time as provided under SAB 118. The Company will finalize the analysis for the estimate by December 22, 2018, within the one year measurement period under SAB 118.

12. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2018, the Company had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q3-Q4	2,475	18
2019	2,020	8
2020	1,146	5

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Leases—The Company leases various mining, transportation and other equipment under operating leases. The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2018 and 2017 are included in Cost of operations in the unaudited condensed consolidated statements of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Lease expense	$976	$968	$1,406	$2,472
Royalty expense	$3,467	$3,924	$7,111	$7,286

Royalty Agreement

In November 2017, the Company entered an overriding royalty agreement with a third party in regards to the former Sands Hill property. The Company has committed to issue $0.4 million of Company common stock as consideration for this royalty stream. The Company has not yet issued the stock through the issuance date of the interim consolidated financial statements. Pursuant to ASC 606, all royalty revenue has been deferred at June 30, 2018, pending completion of performance by Royal under the contract.

Income Tax Contingency

The Company has recently filed federal income tax returns for 2014, 2015 and 2016 and is in the process of filing state returns. The Company failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not accumulated the necessary information or completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements as of June 30, 2018 and for the three and six months then ended and as of and for the year ended December 31, 2017, management has used its best estimates to compute the Company’s provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management’s estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 once these issues are resolved.

13. MAJOR CUSTOMERS

The Company had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	June 30	December 31	Six months	Six months
	2018	2017	ended	ended
	Receivable	Receivable	June 30	June 30
	Balance	Balance	2018 Sales	2017 Sales
	(in thousands)
Javelin Global	$3,727	$2,470	$16,554	$-
Dominion Energy	1,958	1,232	14,013	11,123
Integrity Coal	-	2,238	11,364	12,268
Big Rivers Electric Corporation	932	-	10,817	13,234
LG&E	234	1,483	6,559	21,162

14. REVENUE

The Company adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on coal sales recorded on the Company’s financial statements but does impact royalty revenue recognition (see Note 13). The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Company’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Company’s total revenues for the three and six months ended June 30, 2018 and 2017. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Company’s total revenues for the three and six months ended June 30, 2018 and 2017.

The majority of the Company’s coal sales contracts have a single performance obligation (shipment or delivery of coal according to terms of the sales agreement) and as such, the Company is not required to allocate the contract’s transaction price to multiple performance obligations. All of the Company’s coal sales revenue is recognized when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the coal sales agreement. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Company carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

The following table disaggregates revenue by type for the three and six months ended June 30, 2018:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Coal Sales:
Steam Coal	$39,368	$39,070	$74,388	$73,708
Met Coal	14,877	15,229	34,129	31,846
Other revenues	625	389	1,206	678
Total	$54,870	$54,688	$109,723	$106,232

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

The book values of cash and cash equivalents, accounts receivable, accounts payable and Cedarview debt are considered to be representative of their respective fair values because of the short-term maturity of these financial instruments. The fair value of the Company’s Financing Agreement was determined based upon a market approach and approximates the carrying value at June 30, 2018. The fair value of the Company’s Financing Agreement is a Level 2 measurement.

As of June 30, 2018 and December 31, 2017, the Company had a recurring fair value measurement relating to its investment in Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”). The Company owned 104,100 shares of Mammoth, Inc. as of June 30, 2018. The Company’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the Company’s unaudited condensed consolidated balance sheet. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $3.1 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018 and 2017 excludes approximately $1.6 million and $1.1 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

17. SUBSEQUENT EVENTS

On July 27, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the Lender’s agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment; provided, however, that the loan is required to be repaid in full by October 26, 2018. The consent also includes a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018, and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Royal Energy Resources, Inc., Rhino GP LLC, Rhino Resource Partners LP and its subsidiaries, in total. References to “Rhino” or “the Partnership” refer to Rhino Resource Partners, LP. References to “general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. Our unaudited consolidated statement of operations and comprehensive income (loss) have been retrospectively adjusted to reclassify our Sands Hill Mining operation to discontinued operations for the three and six months ended June 30, 2017.

Overview

Current management acquired control of Royal in March 2015, with the goal of using Royal as a vehicle to acquire undervalued natural resource assets. Royal has raised approximately $8.5 million through the sale of shares of common stock in private placements, $6.4 million through issuance of notes payable and is currently evaluating a number of possible acquisitions of operating coal mines and non-operating coal assets. Despite recent distress in the coal industry, industry experts still predict that coal will supply a significant percentage of the nation’s energy needs for the foreseeable future, and thus overall demand for coal will remain significant. Also, demand for metallurgical coal has improved and metallurgical coal prices seem likely to stay in a range that will allow lower cost North American coal mines to produce profitably. Management believes there are a number of attractive acquisition candidates in the coal industry which can be operated profitably at current prices and under the current regulatory environment.

Overview after Rhino Acquisition

Through a series of transactions completed in the first quarter of 2016, the Company acquired a majority ownership and control of Rhino and 100% ownership of the General Partner.

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

For the three and six months ended June 30, 2018, we generated revenues of approximately $54.9 million and $109.7 million, respectively, and we generated net losses of $4.7 million and $11.1 million for the three and six months ended June 30, 2018. For the three months ended June 30, 2018, we produced and sold approximately 1.1 million tons of coal, of which approximately 68% were sold pursuant to supply contracts. For the six months ended June 30, 2018, we produced and sold approximately 2.2 million tons of coal, of which approximately 79% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of June 30, 2018, our available liquidity was $3.8 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below. We drew down $5 million from this agreement in July 2018.

Royal is limited in obtaining funds from Rhino pursuant to the Financing Agreement to $1 million per year.

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

On April 17, 2018, we amended the Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in our unaudited consolidated financial statements at December 31, 2017). Additionally, the amendments provide that we can sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. We reduced the debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment that is required to be repaid in full by October 26, 2018. The consent also includes a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

Common Unit Warrants

In December 2017, we entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above.  The warrant agreement included the issuance of a total of 683,888 warrants of Rhino’s common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of our common units on the OTC market as of December 27, 2017.  The Common Unit Warrants have a five year expiration date.   The Common Unit Warrants and Rhino’s common units after exercise are both transferable, subject to applicable US securities laws.  The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding.  The warrant agreement includes a provision for a cashless exercise whereby the warrant holders can receive a net number of common units.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement are secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding bears interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We had $3.0 million of letters of credit at June 30, 2018 under the LoC Facility with cash collateral in the amount of $3.7 million. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

Recent Developments - Royal

Cedarview Loan

On June 12, 2017, we entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (“Cedarview”), under which we borrowed $2.5 million from Cedarview. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. We and Cedarview simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which we pledged 5.0 million common units in Rhino as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. We deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year will be paid. After the first year, we are obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for Cedarview’s agreement to make the loan, we transferred 25,000 common units of Rhino to Cedarview as a fee. We intended to use the proceeds to repay in full all loans made to us by E-Starts Money Co. in the principal amount of $578,593, and the balance for general corporate overhead, as well as costs associated with potential acquisitions of mineral resource companies, including legal and engineering due diligence, deposits, and down payments, although to date the Company has not used the proceeds to repay the loans from E-Starts Money Co. Through June 30, 2018, the funds have been used for general corporate overhead and due diligence costs for potential acquisitions.

Due to the Cedarview note coming due in May 2019, we may need to raise capital by selling shares of Royal common stock, selling assets or transferring shares of pledged Rhino units to satisfy the debt.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of June 30, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q3-Q4	2,475	18
2019	2,020	8
2020	1,146	5

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Evaluating Our Results of Operations

Our management uses a variety of non-GAAP financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income (loss) for each of the periods indicated.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues. The following table presents revenues and coal revenues per ton for the three months ended June 30, 2018 and 2017:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues	$54.3	$54.3	$-	0.0%
Other revenues	0.6	0.4	0.2	50.0%
Total revenues	$54.9	$54.7	$0.2	0.3%

Tons sold	1,102.8	1,026.0	76.8	7.5%
Coal revenues per ton*	$49.19	$52.92	$(3.73)	(7.1)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues. Our coal revenues for the three months ended June 30, 2018 remained steady at approximately $54.3 million. Met and steam coal tons sold saw increased demand for coal during the 2018 period. This increase was primarily due to the increase in demand for steam coal tons sold from our Central Appalachia operations. In addition, the increase in production and sales tons and realization of our coal revenues was limited during the second quarter due to ongoing rail transportation constraints that caused some met and steam coal shipments to be delayed into the third quarter of 2018. Coal revenues per ton was $49.19 for the three months ended June 30, 2018, a decrease of $3.73, or 7.1%, from $52.92 per ton for the three months ended June 30, 2017. This decrease in coal revenues per ton was primarily the result of lower contracted sales prices in place in 2018 at certain operations compared to the same period in 2017.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the three months ended June 30, 2018 and 2017:

	Three months	Three months
	ended	ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$49.4	$44.9	$4.5	10.0%
Freight and handling costs	1.5	-	1.5	n/a
Depreciation, depletion and amortization	7.7	6.7	1.0	15.0%
Selling, general and administrative	3.3	3.3	-	0%

Tons sold	1,102.8	1,026.0	76.8	7.5%
Cost of operations per ton*	$44.78	$43.72	$1.06	2.5%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $49.4 million for the three months ended June 30, 2018 as compared to $44.9 million for the three months ended June 30, 2017. Our cost of operations per ton was $44.78 for the three months ended June 30, 2018, an increase of $1.06, or 2.5%, from the three months ended June 30, 2017. The increase in cost of operations was primarily due to increase in cost of production at our Central Appalachia operations as cost for diesel fuel, contract services and equipment maintenance increased in the second quarter of 2018.

Freight and Handling. Total freight and handling cost increased to $1.5 million for the three months ended June 30, 2018 as compared to zero for the three months ended June 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs as we executed more export coal sales in the current period that require us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended June 30, 2018 was $7.7 million as compared to $6.7 million for the three months ended June 30, 2017. The increase in DD&A relates to an increase in fixed assets.

Selling, General and Administrative. SG&A expense for the three months ended June 30, 2018 remained the same at $3.3 million for the three months ended June 30, 2017.

Other Expense/(Income). Interest expense for the three months ended June 30, 2018 increased to $2.0 million as compared to $1.0 million for the three months ended June 30, 2017. This increase was primarily due to the higher outstanding debt balance and effective interest rate on the new Financing Agreement.

Net Loss. Net loss from continuing operations was $4.7 million for the three months ended June 30, 2018 compared to net loss of $1.1 million for the three months ended June 30, 2017. Our net loss increased during the three months ended June 30, 2018 compared to 2017 primarily due to a decrease in contracted prices for tons sold from our Pennyrile mine and elevated costs at our Central Appalachia operations. The increase in net loss was partially offset by a gain of $3.6 million on the sale of shares of Mammoth Inc. during the second quarter of 2018.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the three months ended June 30, 2018 decreased by $2.6 million to $ 4.4 million from $7.0 million for the three months ended June 30, 2017. Adjusted EBITDA decreased period over period primarily due to the decrease in results at our Pennyrile mining operation in western Kentucky and Central Appalachia operations. Adjusted EBITDA for the three months ended June 30, 2017 was $6.9 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the three months ended June 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues. The following table presents revenues and coal revenues per ton for the six months ended June 30, 2018 and 2017:

	Six months	Six months
	ended	ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues	$108.5	$105.5	$3.0	2.8%
Other revenues	1.2	0.7	0.5	71.4%
Total revenues	$109.7	$106.2	$3.5	3.3%

Tons sold	2,175.4	1,972.6	202.8	10.3%
Coal revenues per ton*	$49.88	$53.51	$(3.63)	(6.8)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues. Our coal revenues for the six months ended June 30, 2018 increased by approximately $3.0 million, or 2.8%, to approximately $108.5 million from approximately $105.5 million for the six months ended June 30, 2017. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold as we saw increased demand for met and steam coal during the period. However, the increase in production and sales was somewhat limited by adverse weather conditions that affected coal shipments as well as ongoing rail transportation constraints that caused some met and steam coal shipments to be delayed into the third quarter of 2018. Coal revenues per ton was $49.88 for the six months ended June 30, 2018, a decrease of $3.63, or 6.8%, from $53.51 per ton for the six months ended June 30, 2017. This decrease in coal revenues per ton was primarily the result of lower contracted sales prices in place during 2018 compared to the same period in 2017.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the six months ended June 30, 2018 and 2017:

	Six months	Six months
	ended	ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$98.9	$88.0	$10.9	12.4%
Freight and handling costs	2.4	0.6	1.8	300.0%
Depreciation, depletion and amortization	15.3	28.0	(12.7)	(45.4)%
Selling, general and administrative	8.2	6.6	1.6	24.24%

Tons sold	2,175.4	1,972.6	202.8	10.3%
Cost of operations per ton*	$45.46	$44.60	$0.86	2.0%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $98.9 million for the six months ended June 30, 2018 as compared to $88.0 million for the six months ended June 30, 2017. Our cost of operations per ton was $45.46 for the six months ended June 30, 2018, an increase of $0.86, or 2.0%, from the six months ended June 30, 2017. The increase in cost of operations was primarily due to increased production in response to an increase in demand for met and steam coal.

Freight and Handling. Total freight and handling cost increased to $2.4 million for the six months ended June 30, 2018 as compared to $0.6 million for the six months ended June 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs as we executed more export coal sales in the current period that require us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the six months ended June 30, 2018 was $15.3 million as compared to $28.0 million for the six months ended June 30, 2017. The decrease was due to the fair value purchase adjustments in the first quarter of 2017 which resulted in $14.3 million of additional depreciation, depletion and amortization expense that related to the prior 2016 reporting period.

Selling, General and Administrative. SG&A expense for the six months ended June 30, 2018 increased to $8.2 million as compared to $6.6 million for the six months ended June 30, 2017. The increase in expense is primarily due to the stock compensation expense of approximately $1.7 million incurred through a certain severance agreement with a former executive.

Other Expense/(Income). Other income for the six months ended June 30, 2018 included higher interest expense and a $6.5 million gain on sale of investment while other income for the six months ended June 30, 2017 was higher due to the $171.1 million bargain purchase gain which reflected the Rhino acquisition revaluation. Interest expense for the six months ended June 30, 2018 increased to $4.1 million as compared to $2.2 million for the six months ended June 30, 2017. This increase was primarily due to the higher interest rate on the new Financing Agreement and overall higher outstanding debt balances.

Net Loss. Net loss from continuing operations was $11.1 million for the six months ended June 30, 2018 compared to net income from continuing operations of $107.4 million for the six months ended June 30, 2017. The 2017 income results were substantially impacted by the Rhino valuation adjustments which triggered a $171.1 million bargain purchase gain. The net loss from continuing operations was partially offset by a gain of $6.5 million on the sale of shares of Mammoth Inc. during 2018.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the six months ended June 30, 2018 decreased by $3.0 million to $8.5 million from $11.5 million for the six months ended June 30, 2017. Adjusted EBITDA decreased period over period primarily due to the decrease in results at our Pennyrile mining operation in western Kentucky and Central Appalachia operations. Adjusted EBITDA for the six months ended June 30, 2017 was $11.4 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the six months ended June 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Three Months Ended June 30, 2018	Three Months Ended June 30 ,2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Net income (loss) from continuing operations	$(4.7)	$(1.1)	$(11.1)	$107.4
DD&A	7.7	6.7	15.3	28.0
Interest expense	2.0	1.0	4.1	2.2
Income tax provision (benefit)	(0.8)	-	(1.6)	44.6
EBITDA from continuing operations†*	4.2	6.6	6.7	182.1
Bargain purchase gain	-	-	-	(171.1)
Stock compensation	0.2	0.5	1.9	0.5
Adjusted EBITDA from Continuing Operations†*	$4.4	7.0	$8.5	$11.5

* Totals may not foot due to rounding.

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of June 30, 2018, our available liquidity was $3.8 million. We also have a delayed draw term loan commitment in the amount of $40 million (under which we drew approximately $5 million in July 2018) contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

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

Cash Flows

Net cash provided by operating activities was $5.3 million for the six months ended June 30, 2018 as compared to $6.5 million for the six months ended June 30, 2017. This decrease in cash provided by operating activities was primarily the result of lower net income as discussed above.

Net cash used in investing activities was $0.1 million for the three months ended June 30, 2018 as compared to net cash used in investing activities of $7.0 million for the six months ended June 30, 2017. The decrease in cash used in investing activities was primarily due to the proceeds from the sale of Mammoth, Inc. shares and proceeds from the sale leaseback transaction offset by an increase in capital expenditures for the six months ended June 30, 2018.

Net cash used in financing activities was $20.9 million for the six months ended June 30, 2018, which was primarily attributable to repayments on our Financing Agreement and payment of the preferred distribution. Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2017, which was primarily due to net borrowings on our former revolving credit facility.

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

Actual maintenance capital expenditures for the six months ended June 30, 2018 were approximately $7.7 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2018 were approximately $8.3 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines.

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

During the six months ended June 30, 2018, we paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of Rhino’s Series A preferred units. We also accrued $0.6 million for distributions to holders of the Series A preferred units for the six months ended June 30, 2018.

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

On April 17, 2018, we amended our Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provide that we can sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt.

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent included a $5.0 million loan from the Delayed Draw Term Loan Commitment that is required to be repaid in full by October 26, 2018. The consent also waives any Event of Default that has or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the fiscal quarter ending June 30, 2018.

At June 30, 2018, $29.8 million was outstanding under the financing agreement at a variable interest rate of Libor plus 10.00% (11.97% June 30, 2018).

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

Distribution Suspension

Pursuant to the Partnership agreement, the Rhino common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended June 30, 2018, Rhino suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, Rhino announced cash distributions per common unit at levels lower than the minimum quarterly distribution. Rhino has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of June 30, 2018 Rhino accumulated arrearages of $556.0 million.

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

As of June 30, 2018, we had $3.0 million in letters of credit outstanding, all of which served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on coal sales amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of June 30, 2018.

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

We are currently updating all of our tax filings which may identify new facts that could materially change our net financial position and operating results. We have applied to the Internal Revenue Service for a tax year filing change to December and request that it be approved due in part to the Partnership’s December year end. Since we have a controlling interest in the Partnership since March 2016, we believe this will help support approving our change in tax year retroactive to 2015; however, there are no guarantees that this relief will be provided. The ultimate resolution of these tax uncertainties could materially impact our accompanying condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2018 at the reasonable assurance level.

(b) Changes in Internal Controls

Starting in fiscal 2018, Royal instituted a number of changes to improve its financial reporting, including appointing top management of the Partnership to be top management of Royal, and engaging a separate outside accounting firm to provide additional support for financial reporting, as well as tax analysis and preparation.

The Company is working to remediate the material weaknesses noted below; however, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Other than the foregoing, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has not completed its assessment for the income tax effects of the Act but has recorded a reasonable estimate. The Company anticipates completing the analysis for the estimate by December 22, 2018, within the one year measurement period.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2018 is included in Exhibit 95.1 to this report.

ITEM 5: Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

10.2	Consent to Financing Agreement dated as of July 27, 2018, by and among Rhino Resource Partners L.P. as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K (File No. 001-34982) as filed on July 31, 2018.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal Energy Resources. Inc.

Date: August 14, 2018	By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ W. Scott Morris
W. Scott Morris
Chief Financial Officer
(Principal Financial Officer)

