Form 10-Q
period 2018-09-30
Royal Energy Resources, Inc.
filed 2018-11-13
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

As of November 1, 2018, the registrant had 18,579,293 shares of common stock issued and outstanding (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Convertible Preferred Stock outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; declines in demand for electricity and coal; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in (1) this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2017, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2018	December 31, 2017

Assets
CURRENT ASSETS
Cash and cash equivalents	$6,155	$10,834
Restricted cash	-	7,116
Accounts receivable	25,547	20,386
Inventories	9,542	12,860
Investment in available for sale securities	3,029	11,165
Advance royalties, current portion	852	495
Prepaid expenses and other assets	3,663	2,703
Total current assets	48,788	65,559
PROPERTY, PLANT AND EQUIPMENT:
Coal properties, mine development and construction costs	251,880	236,466
Less accumulated depreciation, depletion and amortization	(67,017)	(44,696)
Net property, plant and equipment	184,863	191,770
Advance royalties, net of current portion	7,837	7,901
Investment in unconsolidated affiliates	-	130
Other non-current assets	37,714	33,778
Non-current assets held for sale	1,825	1,800
TOTAL ASSETS	$281,027	$300,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$18,587	$9,328
Accrued expenses and other	11,341	12,617
Accrued distributions	1,788	6,038
Notes payable - related party	514	514
Current portion of long-term debt, net	10,053	5,475
Current portion of asset retirement obligations	498	498
Related party advances and accrued interest payable	43	34
Total current liabilities	42,824	34,504
NON-CURRENT LIABILITIES:
Long-term debt, net	23,195	31,073
Deferred tax liability, net	26,103	30,692
Asset retirement obligations, net of current portion	16,194	15,496
Other non-current liabilities	43,640	42,718
Total non-current liabilities	109,132	119,979
Total liabilities	151,956	154,483
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,579,293 shares issued and 17,664,496 outstanding at September 30, 2018 and 18,079,293 shares issued and 17,164,496 shares outstanding at December 31, 2017, respectively	1	1
Additional paid-in capital	48,139	46,315
Treasury stock	(4,176)	(4,176)
Accumulated other comprehensive income	314	1,442
Accumulated earnings	70,035	78,670
Total stockholders’ equity owned by common shareholders	114,313	122,252
Non-controlling interest	14,758	24,203
Total stockholders’ equity	129,071	146,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,027	$300,938

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
REVENUES:
Coal sales	$71,866	$56,266	$180,383	$161,820
Other revenues	1,253	421	2,459	1,098
Total revenues	73,119	56,687	182,842	162,918
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	60,495	44,662	159,387	132,640
Freight and handling costs	5,850	1,237	8,226	1,833
Depreciation, depletion and amortization	7,951	6,630	23,226	34,587
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,105	3,125	11,272	9,770
(Gain)/Loss on sale/disposal of assets—net	(321)	(45)	(179)	27
Total costs and expenses	77,080	55,609	201,932	178,857
(LOSS) FROM OPERATIONS	(3,961)	1,078	(19,090)	(15,939)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(2,937)	(1,168)	(7,015)	(3,402)
Interest income	-	86	7	87
Gain on sale of marketable securities	-	-	6,498	-
Gain on bargain purchase	-	-	-	171,151
Other (income)/expense	13	-	19	35
Total interest and other (expense)/income	(2,924)	(1,082)	(491)	167,871
NET INCOME (LOSS)/FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(6,885)	(4)	(19,581)	151,932
Income tax (provision) benefit	2,613	635	4,233	(43,925)
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(4,272)	631	(15,348)	108,007
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(668)	-	(2,414)
NET INCOME/(LOSS)	(4,272)	(37)	(15,348)	105,593

Less net income/(loss) attributable to non-controlling interest	(3,978)	(15)	(8,501)	(9,288)
Preferred distribution on subsidiary	(1,179)	(1,644)	(1,788)	(4,118)
Net Income/(Loss) attributable to Company’s Stockholders	$(1,473)	$(1,666)	$(8,635)	$110,763

Net (loss)/income per share, basic and diluted
Continuing operations	$(0.08)	$(0.06)	$(0.49)	$6.58
Discontinued operations	-	(0.04)	-	(0.14)
	$(0.08)	$(0.10)	$(0.49)	$6.44

Weighted average shares outstanding, basic and diluted	17,664,496	17,188,284	17,608,940	17,190,806

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Nine Months ended September 30, 2018 and 2017

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
NET INCOME/(LOSS)	$(4,272)	$(37)	$(15,348)	$105,593
Less net income/(loss) attributable to non-controlling interest	(3,978)	(15)	(8,501)	(9,288)
Preferred distribution on subsidiary	(1,179)	(1,644)	(1,788)	(4,118)
OTHER COMPREHENSIVE INCOME (LOSS):
Fair market value adjustment for available-for-sale investment, net of tax ($62,$0, $(502), and $0)	(444)	(990)	3,360	1,030
Reclass for disposition, net of tax expense ($0, $0, $858 and $0)	-	-	(5,751)	-
Less other comprehensive earnings attributable to non-controlling interest	(249)	(451)	(1,263)	464
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$(1,668)	$(2,205)	$(9,763)	$111,329

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,348)	$105,593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax (benefit) provision	(4,233)	43,396
Depreciation, depletion and amortization	23,226	37,071
Stock compensation	1,880	510
Accretion on asset retirement obligations	957	1,255
Amortization of advance royalties	502	876
Amortization of debt issuance costs and discounts	1,793	1,098
Loss on retirement of advance royalties	-	136
(Gain)/Loss on sale/disposal of assets—net	(179)	25
(Gain) on sale of marketable securities	(6,498)	-
Provision for doubtful accounts	294	-
Loss on retirement of advance royalties	108	-
(Gain) on bargain purchase	-	(171,151)
Equity in net loss of unconsolidated affiliates	-	(36)
Changes in assets and liabilities:
Accounts receivable	(5,455)	(4,820)
Inventories	3,319	(3,284)
Advance royalties	(904)	(962)
Prepaid expenses and other assets	(1,910)	(1,784)
Accounts payable	9,161	1,211
Related party payables	9	9
Accrued expenses and other liabilities	(353)	2,916
Asset retirement obligations	(259)	(34)
Net cash provided by operating activities	6,110	12,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	11,887	-
Sale of Rhino preferred and common units	-	2,300
Proceeds from business disposal	-	890
Capital expenditures	(20,550)	(14,306)
Proceeds from sales of property, plant, and equipment	4,802	404
Net cash used in investing activities	(3,861)	(10,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowing	5,000	-
Repayment on long term debt	(10,208)	-
Proceeds from issuance of other debt	1,622	-
Repayments on other debt	(540)	-
Borrowings on line of credit	-	98,350
Repayments on line of credit	-	(98,450)
Payments on debt issuance costs	(879)	(227)
Proceeds from related party loans	-	85
Repayments on related party loans	-	(2,000)
Proceeds from issuance of common stock	-	120
Net proceeds from loan-Cedarview	-	2,150
Deposit for worker’s compensation program and surety programs	(8,209)	-
Preferred distributions paid	(6,039)	-
Net cash provided by (used in) financing activities	(19,253)	28
NET (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(17,004)	1,341
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	23,159	75
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$6,155	$1,416

Summary Balance Sheets information:
Cash and cash equivalents	$6,155	$1,416
Restricted cash	-	-
Total	$6,155	$1,416

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

Unaudited Interim Financial Information —The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated balance sheet as of September 30, 2018, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 include all adjustments that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed its Annual Report on Form 10-K for the year ended December 31, 2017 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Organization and nature of business

Royal is a Delaware corporation which was incorporated on March 22, 1999, under the name Webmarketing, Inc. On July 7, 2004, the Company revived its charter and changed its name to World Marketing, Inc. In December 2007 the Company changed its name to Royal Energy Resources, Inc. Beginning in 2007, the Company pursued gold, silver, copper and rare earth metal mining concessions in Romania and mining leases in the United States. Commencing in January 2015, the Company began a series of transactions to sell all of its existing assets, undergo a change in ownership control and management and repurpose itself as a North American energy recovery company, planning to purchase a group of synergistic, long-lived energy assets, by taking advantage of favorable valuations for mergers and acquisitions in the current energy markets. On April 13, 2015, the Company executed an agreement for the first acquisition in furtherance of its change in principal operations.

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

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The Company has established an implementation team and is implementing a new lease accounting information system. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Company will adopt the standard in the first quarter of 2019 and elect this transition method to apply the standard prospectively. While the Company is currently evaluating the impact of adoption of this ASU, the adoption is expected to result in a material increase in the assets and liabilities recorded on the Condensed Consolidated Balance Sheets.

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

Segment Information. The Company has to identify the level at which its most senior executive decision-maker conducts regular reviews of sales and operating income. These levels are defined as segments. The Company’s most senior executive decision-maker is the Company CEO. The regular internal reporting of income to the CEO, which fulfills the criteria to constitute a segment, is done for the coal group as a whole, and therefore the total coal group is the Company’s only primary segment.

A reconciliation of the consolidated assets to the total of the coal segment assets is provided below as of September 30, 2018 and December 31, 2017:

Segment assets (1)	September 30, 2018	December 31, 2017
Primary	$234,249	$237,915
Corporate, unallocated	46,778	63,023
Total assets	$281,027	$300,938

(1) Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

3. ACQUISITION OF RHINO

In March of 2016, the Company acquired a majority interest in Rhino at a price less than fair value of the net identifiable assets, and a $171.2 million gain on bargain purchase was recorded in the first quarter of 2017. Subsequently in the fourth quarter of 2017, the gain on bargain purchase was adjusted to $168.4 million. The bargain purchase gain is reported as other income in the condensed consolidated statements of comprehensive income (loss). Prior to recognizing a bargain purchase, management reassessed whether all assets acquired and liabilities assumed had been correctly identified, the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, management concluded that the recognition of a bargain purchase gain was appropriate for this acquisition.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Blaze Royalty Interest

On March 23, 2018, the Company and Arq Gary Land LLC (Arq) executed an option agreement related to a West Virginia mineral royalty interest controlled by the Company. The option allowed Arq the option to purchase the Company’s royalty stream for $1.8 million. Arq did not exercise the option and the option agreement expired during the three months ended September 30, 2018. The Company has reflected this royalty asset as held for sale in the accompanying condensed consolidated balance sheet as it continues to assess possible opportunities to sell the asset.

Sands Hill Mining LLC

Major components of net loss from discontinued operations for Sands Hill

Mining LLC for three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Coal Sales	$-	$194	$-	$1,131
Limestone sales	-	1,003	-	3,089
Other revenue	-	462	-	1,294
Total revenues	-	1,659	-	5,514

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	1,714	-	5,258
Freight and handling costs	-	281	-	683
Depreciation, depletion and amortization	-	324	-	2,484
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	8	-	34
(Gain) on sale/disposal of assets, net	-	-	-	(2)
Total costs, expenses and other	-	2,327	-	8,457
(Loss) from discontinued operations before income taxes for the Sands Hill Mining disposal	-	(668)	-	(2,943)
Income taxes	-	-	-	529
Net loss from discontinued operations	$-	$(668)	$-	$(2,414)

Cash Flows

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Partnership did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash operating items or non-cash investing items for any period presented.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2018 and December 31, 2017 are summarized by major classification as follows:

	Useful Lives	September 30, 2018	December 31, 2017
	(in thousands)
Land and land improvements		$9,807	$10,104
Mining and other equipment and related facilities	2-20 Years	200,785	188,140
Mine development costs	1-15 Years	3,454	1,598
Coal properties	1-15 Years	31,397	31,397
Construction work in process		6,437	5,227
Total		251,880	236,466
Less accumulated depreciation, depletion and amortization		(67,017)	(44,696)
Net		$184,863	$191,770

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, and amortization expense for intangible assets for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,676	$6,461	$22,527	$33,743
Depletion expense for coal properties	164	159	500	870
Amortization of mine development costs	58	10	146	39
Amortization of intangible assets	-	-	-	34
Amortization expense for other assets	53	-	53	(99)
Total depreciation, depletion and amortization	$7,951	$6,630	$23,226	$34,587

As discussed in Notes 1 and 3, the Company acquired Rhino GP and became a majority limited partner in Rhino on March 17, 2016. The Company completed its purchase accounting fair value adjustments in the first quarter of 2017 and adjusted the previous provisional amounts the Company had recorded for the Rhino acquisition. The fair value purchase adjustments resulted in $14.3 million of additional depreciation, depletion and amortization expense recorded in the nine months ended September 30, 2017 that related to the prior 2016 reporting period.

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

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Payroll, bonus and vacation expense	$1,988	$2,888
Non income taxes	3,045	3,130
Royalty expenses	1,713	2,410
Accrued interest	191	162
Health claims	746	871
Workers’ compensation & pneumoconiosis	1,750	1,750
Income taxes (Note 11)	584	584
Other	1,324	822
Total	$11,341	$12,617

7. NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(in thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated April 26, 2017; owed to E-Starts Money Co., a related party; non-interest bearing	10	10
Total related party notes payable	$514	$514

The related party notes payable have accrued interest of $49 thousand at September 30, 2018 and $34 thousand at December 31, 2017. The Company expensed $3 thousand and $9 thousand in interest related to the related party loan in each of the three and nine months ended September 30, 2018 and 2017, respectively.

8. DEBT

Debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Note payable- Financing Agreement	$34,778	$40,000
Note payable- Other	1,095	-
Note payable to Cedarview	2,500	2,500
Net unamortized debt issuance costs	(4,177)	(4,688)
Net unamortized original issue discount	(948)	(1,264)
Total	33,248	36,548
Current portion	(10,053)	(5,475)
Long-term debt	$23,195	$31,073

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

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Services, Inc. and use the net proceeds therefrom to prepay outstanding term loans, which was completed during the first half of 2018 and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018. See Note 17 for information relating to the lenders’ waiver of the Fixed Charge Coverage Ratio for the six-month period ending September 30, 2018.

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

On July 27, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent included the Lender’s agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment; which was repaid in full by October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018, and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

At September 30, 2018, the Company had $29.8 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.25%) and $5.0 million of borrowings outstanding at a fixed interest rate of 12.34%.

Letter of Credit Facility-PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provided that the Partnership pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that the Partnership reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. The Partnership’s obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. The Partnership was to indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The Partnership provided cash collateral to its counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. The Partnership had no outstanding letters of credit at September 30, 2018.

Cedarview

On September 12, 2017, the Company entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Lender”), under which the Company borrowed $2.5 million from the Lender. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. The Company and the Lender simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which the Company pledged 5.0 million Common Units in Rhino as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. The Company deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year were paid. After the first year, the Company is obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for the Lender’s agreement to make the loan, the Company has transferred 25,000 Common Units of Rhino to the Lender as a fee. Through September 30, 2018, the funds have been used for general corporate overhead and due diligence costs for potential acquisitions.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2018 and the year ended December 31, 2017 are as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance at beginning of period, including current portion	$15,994	$21,720
Revaluation		(5,267)
Accretion expense	957	1,556
Adjustments to the liability from annual recosting
and other	-	(1,695)
Disposal	-	(260)
Liabilities settled	(259)	(60)
Balance at end of period	16,692	15,994
Less current portion	(498)	(498)
Non-current portion	$16,194	$15,496

10. STOCKHOLDERS’ EQUITY

Royal Activity

At September 30, 2018 and December 31, 2017, the authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.00001 per share, and 5,000,000 shares of Preferred Stock, par value $0.00001 per share.

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

In November 2017, the Company entered an overriding royalty agreement with a third party in regards to the former Sands Hill property. The Company originally committed to issue $0.4 million of Company common stock as consideration for this royalty stream. The Company never issued the stock. Pursuant to ASC 606, all royalty revenue had been deferred prior to September 30, 2018, pending completion of performance by Royal under the contract. On August 21, 2018, the royalty agreement was amended by removing the stock transfer requirement through issuance of a stock option. The Company granted a 10-year stock option for 100,000 common shares at a $4/share strike price. The Company determined through a Black Scholes model that the fair value of the option at September 30, 2018 was $174,000, through the following key assumptions: risk free rate 2.85% and volatility 100%. The Company is amortizing the cost of the option over the estimated life of the royalty stream retroactive to inception. The Company recognized $553,000 of royalty income in the quarter ended September 30, 2018.

Rhino Activity

During the nine months ended September 30, 2018, the Partnership paid $6.0 million in preferred distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. The Partnership also accrued $1.8 million for preferred distributions for the nine months ended September 30, 2018.

11. INCOME TAXES

See Note 12 for discussion of income tax contingencies impacting the Company.

The Company’s effective tax rates for the nine months ended September 30, 2018 and 2017 were approximately 22% and 29%, respectively. The effective rate increased in the third quarter of 2018 compared to the first two quarters of 2018 due to new tax information impacting the annual effective tax rate.

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

The Company has not completed its analysis of the income tax effects of the Act but has provided its best estimate of the impact of the Act for 2017 and the nine months ended September 30, 2018 in its income tax provision in accordance with the guidance and interpretations available at that time as provided under SAB 118. The Company will finalize the analysis for the estimate by December 22, 2018, within the one year measurement period under SAB 118.

12. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2018, the Company had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q4	1,283	14
2019	2,107	10
2020	1,446	6

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Leases—The Company leases various mining, transportation and other equipment under operating leases. The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2018 and 2017 are included in Cost of operations in the unaudited condensed consolidated statements of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Lease expense	$1,242	$725	$2,648	$3,198
Royalty expense	$3,320	$3,602	$10,431	$10,888

Income Tax Contingency

The Company has recently filed federal income tax returns for 2014, 2015, 2016 and 2017, and is in the process of filing state returns. The Company failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not accumulated the necessary information or completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements as of September 30, 2018 and for the three and nine months then ended and as of and for the year ended December 31, 2017, management has used its best estimates to compute the Company’s provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management’s estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 once these issues are resolved.

13. MAJOR CUSTOMERS

The Company had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30	December 31	Nine months	Nine months
	2018	2017	ended	ended
	Receivable	Receivable	September 30	September 30
	Balance	Balance	2018 Sales	2017 Sales
	(in thousands)
Javelin Global	$4,628	$2,470	$29,267	$-
Dominion Energy	593	1,232	17,166	17,148
Integrity Coal	-	2,238	15,534	18,152
Big Rivers Electric Corporation	642	-	15,586	18,387
LG&E	700	1,483	10,309	30,971

14. REVENUE

The Company adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on coal sales recorded on the Company’s financial statements but does impact royalty revenue recognition (see Note 11). The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Company’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 98% to 99% of the Company’s total revenues for the three and nine months ended September 30, 2018 and 2017. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1% to 2% of the Company’s total revenues for the three and nine months ended September 30, 2018 and 2017.

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

The following table disaggregates revenue by type for the three and nine months ended September 30, 2018:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Coal Sales:
Steam coal	$41,991	$37,981	$116,379	$111,689
Met coal	29,875	18,285	64,004	50,131
Other revenues	1,253	421	2,459	1,098
Total	$73,119	$56,687	$182,842	$162,918

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

The book values of cash and cash equivalents, accounts receivable, accounts payable and Cedarview debt are considered to be representative of their respective fair values because of the short-term maturity of these financial instruments. The fair value of the Company’s Financing Agreement was determined based upon a market approach and approximates the carrying value at September 30, 2018. The fair value of the Company’s Financing Agreement is a Level 2 measurement.

As of September 30, 2018 and December 31, 2017, the Company had a recurring fair value measurement relating to its investment in Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”). The Company owned 104,100 shares of Mammoth, Inc. as of September 30, 2018. The Company’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the Company’s unaudited condensed consolidated balance sheet. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $5.2 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017 excludes approximately $1.1 million and $1.3 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

17. SUBSEQUENT EVENTS

On November 8, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

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

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. Our unaudited consolidated statement of operations and comprehensive income (loss) have been retrospectively adjusted to reclassify our Sands Hill Mining operation to discontinued operations for the three and nine months ended September 30, 2017.

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

Our principal business strategy is to safely, efficiently and profitably produce and sell both steam and metallurgical coal from our diverse asset base. In addition, we continue to seek opportunities to expand and potentially diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash and enhance the stability of our cash flow.

For the three and nine months ended September 30, 2018, we generated revenues of approximately $73.1 million and $182.8 million, respectively, and we generated net losses of $4.3 million and $15.3 million for the three and nine months ended September 30, 2018. For the three months ended September 30, 2018, we produced and sold approximately 1.1 million tons of coal, of which approximately 60% were sold pursuant to supply contracts. For the nine months ended September 30, 2018, we produced and sold approximately 3.3 million tons of coal, of which approximately 65% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of September 30, 2018, our available liquidity was $6.2 million. We also have a delayed draw term loan commitment in the amount of $40 million (under which we have drawn approximately $5 million) contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

On December 27, 2017, we entered into a financing agreement (“Financing Agreement”), which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about our new Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

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

On April 17, 2018, we amended the Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in our consolidated financial statements at December 31, 2017). Additionally, the amendments provide that we could sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. We reduced the debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent included the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full by October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, we entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

Common Unit Warrants

In December 2017, Rhino entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants of Rhino common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of the common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provided that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. Our obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy our reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. We would indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. We provided cash collateral to our counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. We had no outstanding letters of credit as of September 30, 2018.

Recent Developments - Royal

Cedarview Loan

On June 12, 2017, we entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (“Cedarview”), under which we borrowed $2.5 million from Cedarview. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. We and Cedarview simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which we pledged 5.0 million common units in Rhino as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. We deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year will be paid. After the first year, we are obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for Cedarview’s agreement to make the loan, we transferred 25,000 common units of Rhino to Cedarview as a fee. We intended to use the proceeds to repay in full all loans made to us by E-Starts Money Co. in the principal amount of $578,593, and the balance for general corporate overhead, as well as costs associated with potential acquisitions of mineral resource companies, including legal and engineering due diligence, deposits, and down payments, although to date the Company has not used the proceeds to repay the loans from E-Starts Money Co. Through September 30, 2018, the funds have been used for general corporate overhead and due diligence costs for potential acquisitions.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of September 30, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q4	1,283	14
2019	2,107	10
2020	1,446	6

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues. The following table presents revenues and coal revenues per ton for the three months ended September 30, 2018 and 2017:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues	$71.9	$56.3	$15.6	28%
Other revenues	1.3	0.4	0.9	225%
Total revenues	$73.1	$56.7	$16.5	25%

Tons sold	1,255.2	1,044.8	201.4	19%
Coal revenues per ton*	$57.25	$53.86	$3.39	6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues. Our coal revenues for the three months ended September 30, 2018 increased approximately $15.6 million. Met and steam coal tons sold saw increased demand for coal during the 2018 period. This increase was primarily due to the increase in demand for steam and met coal tons sold from our Central Appalachia operations. Coal revenues per ton was $57.25 for the three months ended September 30, 2018, an increase of $3.39, or 6%, from $53.86 per ton for the three months ended September 30, 2017. This increase in coal revenues per ton was primarily the result of higher contracted sales prices in place in 2018 at certain operations compared to the same period in 2017.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the three months ended September 30, 2018 and 2017:

	Three months	Three months
	ended	ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$60.5	$44.7	$15.8	35%
Freight and handling costs	5.8	1.2	4.6	383%
Depreciation, depletion and amortization	8.0	6.6	1.4	21%
Selling, general and administrative	3.1	3.1	-	n/a

Tons sold	1,255.2	1,044.8	210.4	20%
Cost of operations per ton*	$48.20	$42.38	$5.82	14%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $60.5 million for the three months ended September 30, 2018 as compared to $44.7 million for the three months ended September 30, 2017. Our cost of operations per ton was $48.20 for the three months ended September 30, 2018, an increase of $5.82, or 14%, from the three months ended September 30, 2017. The increase in cost of operations was primarily due to increase in cost of production at our Central Appalachia operations as cost for diesel fuel, contract services and equipment maintenance increased in the third quarter of 2018.

Freight and Handling. Total freight and handling cost increased to $5.8 million for the three months ended September 30, 2018 as compared to $1.2 million for the three months ended September 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs as we executed more export coal sales in the current period that require us to pay for railroad transportation to the port of export. We also incurred $0.9 million in demurrage charges due to rail transportation constraints that caused shipments to be delayed to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended September 30, 2018 was $8.0 million as compared to $6.6 million for the three months ended September 30, 2017. The increase in DD&A relates to an increase in fixed assets.

Selling, General and Administrative. SG&A expense for the three months ended September 30, 2018 remained the same at $3.1 million compared to the three months ended September 30, 2017.

Other Expense/(Income). Interest expense for the three months ended September 30, 2018 increased to $2.9 million as compared to $1.2 million for the three months ended September 30, 2017. This increase was primarily due to the higher outstanding debt balance and effective interest rate on the new debt.

Net Loss. Net loss from continuing operations was $4.3 million for the three months ended September 30, 2018 compared to net income of $0.6 million for the three months ended September 30, 2017. Our net loss incurred during the three months ended September 30, 2018 compared to 2017 was primarily due to a decrease in contracted prices for tons sold from our Pennyrile mine and elevated costs at our Central Appalachia operations.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the three months ended September 30, 2018 decreased by $3.5 million to $4.3 million from $7.8 million for the three months ended September 30, 2017. Adjusted EBITDA decreased period over period primarily due to the decrease in net income results at our Pennyrile mining operation in the Illinois Basin and at our Central Appalachia operations. Adjusted EBITDA for the three months ended September 30, 2017 was $7.5 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the three months ended September 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues. The following table presents revenues and coal revenues per ton for the nine months ended September 30, 2018 and 2017:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues	$180.4	$161.8	$18.6	11%
Other revenues	2.4	1.1	1.3	118%
Total revenues	$182.8	$162.9	$19.9	12%

Tons sold	3,430.6	3,017.3	413.3	14%
Coal revenues per ton*	$52.58	$53.63	$(1.05)	(2)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues. Our coal revenues for the nine months ended September 30, 2018 increased by approximately $18.6 million, or 11%, to approximately $180.4 million from approximately $161.8 million for the nine months ended September 30, 2017. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold as we saw increased demand for met and steam coal during the period. Coal revenues per ton was $52.58 for the nine months ended September 30, 2018, a decrease of $1.05, or 2%, from $53.63 per ton for the nine months ended September 30, 2017. This decrease in coal revenues per ton was primarily the result of lower contracted sales prices at our Pennyrile operation during 2018 compared to the same period in 2017.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the nine months ended September 30, 2018 and 2017:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$159.4	$132.6	$26.8	20%
Freight and handling costs	8.2	1.8	6.4	356%
Depreciation, depletion and amortization	23.2	34.6	(11.4)	(33)%
Selling, general and administrative	11.3	9.8	1.5	15%

Tons sold	3,430.6	3017.3	413.3	14%
Cost of operations per ton*	$46.46	$43.95	$2.51	6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $159.4 million for the nine months ended September 30, 2018 as compared to $132.6 million for the nine months ended September 30, 2017. Our cost of operations per ton was $46.46 for the nine months ended September 30, 2018, an increase of $2.51, or 6%, from the nine months ended September 30, 2017. The increase in cost of operations was primarily due to increased production in response to an increase in demand for met and steam coal. We also experienced an increase in the cost for diesel fuel, contract services and equipment maintenance in our Central Appalachia segment which resulted in the cost of operations per ton increasing during the period.

Freight and Handling. Total freight and handling cost increased to $8.2 million for the nine months ended September 30, 2018 as compared to $1.8 million for the nine months ended September 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs as we executed more export coal sales in the current period that require us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the nine months ended September 30, 2018 was $23.2 million as compared to $34.6 million for the nine months ended September 30, 2017. The decrease was due to the fair value purchase adjustments in the first quarter of 2017 which resulted in $14.3 million of additional depreciation, depletion and amortization expense in that quarter that related to the prior 2016 reporting period.

Selling, General and Administrative. SG&A expense for the nine months ended September 30, 2018 increased to $11.3 million as compared to $9.8 million for the nine months ended September 30, 2017. The increase in expense is primarily due to the stock compensation expense of approximately $1.7 million incurred through a certain severance agreement with a former executive.

Other Expense/(Income). Other income for the nine months ended September 30, 2018 included higher interest expense and a $6.5 million gain on sale of investment while other income for the nine months ended September 30, 2017 was higher due to the $171.1 million bargain purchase gain which reflected the Rhino acquisition revaluation. Interest expense for the nine months ended September 30, 2018 increased to $7.0 million as compared to $3.4 million for the nine months ended September 30, 2017. This increase was primarily due to the higher interest rate on the new Financing Agreement and overall higher outstanding debt balances.

Net Loss. Net loss from continuing operations was $15.3 million for the nine months ended September 30, 2018 compared to net income from continuing operations of $108.0 million for the nine months ended September 30, 2017. The 2017 income results were substantially impacted by the Rhino valuation adjustments which triggered a $171.1 million bargain purchase gain. The net loss from continuing operations for the nine months ended September 30, 2018 was partially offset by a gain of $6.5 million on the sale of shares of Mammoth Inc.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2018 decreased by $6.5 million to $12.8 million from $19.3 million for the nine months ended September 30, 2017. Adjusted EBITDA decreased period over period primarily due to the decrease in net income results at our Pennyrile mining operation in western Kentucky and at our Central Appalachia operations. Adjusted EBITDA for the nine months ended September 30, 2017 was $18.8 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the nine months ended September 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Net income (loss) from continuing operations	$(4,272)	$631	$(15,348)	$108,007
DD&A	7,951	6,630	23,226	34,587
Interest expense	2,937	1,168	7,015	3,402
Income tax provision (benefit)	(2,613)	(635)	(4,233)	43,925
EBITDA from continuing operations†*	4,003	7,794	10,660	189,921
Plus: Provision for doubtful accounts	294	-	294	-
Bargain purchase gain	-	-	-	(171,151)
Stock compensation	-	-	1,880	510
Adjusted EBITDA from Continuing Operations†*	$4,297	7,794	$12,834	$19,290

* Totals may not foot due to rounding.

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of September 30, 2018, our available liquidity was $6.2 million. We also have a delayed draw term loan commitment in the amount of $40 million (under which we have drawn approximately $5 million) contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

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

Cash Flows

Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2018 as compared to $12.0 million for the nine months ended September 30, 2017. This decrease in cash provided by operating activities was primarily the result of lower net income as discussed above.

Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2018 as compared to net cash used in investing activities of $10.7 million for the nine months ended September 30, 2017. The decrease in cash used in investing activities was primarily due to the proceeds received from the sale of Mammoth Inc. shares partially offsetting the increase in capital expenditures for the nine months ended September 30, 2018.

Net cash used in financing activities was $19.3 million for the nine months ended September 30, 2018, which was primarily attributable to repayments on our Financing Agreement and payment of the distribution on the Series A preferred units. Net cash provided in financing activities was $28 thousand for the nine months ended September 30, 2017, which was primarily due to issuance of Cedarview loan less related party loan payments.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2018 were approximately $11.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2018 were approximately $9.3 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines.

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

During the nine months ended September 30, 2018, we paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of Rhino’s Series A preferred units. We also accrued $1.8 million for distributions to holders of the Series A preferred units for the nine months ended September 30, 2018.

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

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent included a $5.0 million loan from the Delayed Draw Term Loan Commitment which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also waived any Event of Default that has or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six month period ending June 30, 2018.

On November 8, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

At September 30, 2018, $29.8 million was outstanding under the financing agreement at a variable interest rate of Libor plus 10.00% (12.25% September 30, 2018) and $5.0 million of borrowings outstanding at a fixed interest rate of 12.34%.

Letter of Credit Facility-PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provided that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. Our obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy our reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. We would indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. We provided cash collateral to our counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. We had no outstanding letters of credit at September 30, 2018.

Distribution Suspension

Pursuant to the Partnership agreement, Rhino’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended September 30, 2018, has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, Rhino announced cash distributions per common unit at levels lower than the minimum quarterly distribution. Rhino has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of September 30, 2018, we had accumulated arrearages of $614.5 million.

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

As discussed above, we had no letters of credit outstanding as of September 30, 2018.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on coal sales amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of September 30, 2018.

Income Taxes- Contingency

We have failed to file certain federal and state tax returns timely. Additionally, we have failed to timely file the applicable IRS form to change our tax year end from August 31 to December 31. We completed all the required SEC filings to change our reporting year end date from August 31 to December 31. Our income tax estimates are predicated on a December 31 year end. If the IRS does not provide us relief for the non-timely filing of the tax year end change, it is possible our income tax expense, deferred tax liability and income tax obligations as presented in the accompanying condensed consolidated financial statements are materially misstated.

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

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2018 at the reasonable assurance level.

(b) Changes in Internal Controls

Starting in fiscal 2018, Royal instituted a number of changes to improve its financial reporting, including appointing top management of the Partnership to be top management of Royal, and engaging a separate outside accounting firm to provide additional support for financial reporting, as well as tax analysis and preparation.

Royal is working to remediate the material weaknesses noted below; however, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Other than the foregoing, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2018 is included in Exhibit 95.1 to this report.

ITEM 5: Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

10.1	Consent to Financing Agreement dated as of July 27, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rhino Resource Partners, LP (File No. 001-34982) on July 31, 2018.

10.2	First Amendment to Financing Agreement dated as of November 8, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rhino Resource Partners, LP (File No. 001-34982) on November 9, 2018.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal Energy Resources. Inc.

Date: November 13, 2018	By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ W. Scott Morris
W. Scott Morris
Chief Financial Officer
(Principal Financial Officer)

