Form 10-K
period 2018-12-31
Royal Energy Resources, Inc.
filed 2019-03-29
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s equity held by non-affiliates of the registrant was approximately $18.4 million based on the closing price of the registrant’s common stock on the OTC Markets Bulletin Board on such date. As of March 20, 2019, the registrant had 18,579,293 shares of common stock (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Convertible Preferred Stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in “Part 1, Item 1A. Risk Factors.” The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our ability to maintain adequate cash flow and to obtain additional financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations;

●	our future levels of indebtedness and compliance with debt covenants;

●	declines in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions;

●	declines in demand for electricity and coal;

●	current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal;

●	extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs;

●	difficulties in obtaining and/or renewing permits necessary for operations;

●	a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane;

●	poor mining conditions resulting from the effects of prior mining;

●	the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives;

●	fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal;

●	a shortage of skilled labor, increased labor costs or work stoppages;

●	our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable;

●	material inaccuracies in our estimates of coal reserves and non-reserve coal deposits;

●	existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal;

●	federal and state laws restricting the emissions of greenhouse gases;

●	our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property;

●	our dependence on a few customers and our ability to find and retain customers under favorable supply contracts;

●	changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices;

●	changes in governmental regulation of the electric utility industry;

●	defects in title in properties that we own or losses of any of our leasehold interests;

●	our ability to retain and attract senior management and other key personnel;

●	material inaccuracy of assumptions underlying reclamation and mine closure obligations; and

●	weakness in global economic conditions.

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

Item 1. Business.

We were originally organized in Delaware on March 22, 1999, with the name Webmarketing, Inc. On July 7, 2004, we revived our charter and changed our name to World Marketing, Inc. In December 2007, we changed our name to Royal Energy Resources, Inc.

Prior to March 2015, we were controlled by Jacob Roth, and pursued gold, silver, copper and rare earth metals mining concessions in Romania and mining leases in the United States. In a series of transactions occurring between January and April 2015, William L. Tuorto acquired control of our common stock from Mr. Roth. Mr. Roth and his affiliates resigned as our directors and officers, and Mr. Tuorto and his nominees became our directors and officers. We also disposed of our past operations, and Mr. Tuorto has repositioned us to focus on the acquisition of natural resources assets, including coal, oil, gas and renewable energy. To that effect, we have entered into the following initial transactions:

●	On April 17, 2015, we completed the acquisition of all issued and outstanding membership units of Blaze Minerals, LLC, a West Virginia limited liability company (“Blaze Minerals”), from Wastech, Inc. Blaze Minerals’ sole asset consists of 40,976 net acres of coal and coal-bed methane mineral rights, located across 22 counties in West Virginia (the “Mineral Rights”). We acquired Blaze Minerals by the issuance of 2,803,621 shares of common stock. The shares were valued at $7,009,053 based upon a per share value of $2.50 per share, which was the price at which we issued our common stock in a private placement at the time. The value of the Mineral Rights was written down to $0 at December 31, 2017 due to deterioration in the market for coal properties in West Virginia, and the absence of current efforts to market or develop the Mineral Rights. In 2018, Blaze Minerals ceased to exist as a legal entity since its charter was revoked by the state of West Virginia and the time period lapsed to apply for reinstatement.

●	On May 14, 2015, we entered into an Option Agreement to acquire substantially all the assets of Wellston Coal, LLC (“Wellston”) for 500,000 shares of common stock. We paid a nominal sum for the option and had the right to complete the purchase through September 1, 2015 (which was later extended to December 31, 2016). Wellston owned approximately 1,600 acres of surface and 2,200 acres of mineral rights in McDowell County, West Virginia. We planned to close on the acquisition of Wellston after the satisfactory completion of due diligence on the assets and operations. On September 13, 2016, Wellston sold its assets to an unrelated third party, and we received a royalty of $1 per ton on the first 250,000 tons of coal mined from the property in consideration for a release of our lien on Wellston’s assets.

●	On May 29, 2015, we entered into an Option Agreement with Blaze Energy Corp. (“Blaze Energy”) to acquire all of the membership units of Blaze Mining Company, LLC (“Blaze Mining”), which is a wholly-owned subsidiary of Blaze Energy. Under the Option Agreement, as amended, we had the right to complete the purchase through March 31, 2016 by the issuance of 1,272,858 shares of the Company’s common stock and payment of $250,000 in cash. Blaze Mining controlled operations for and had the right to acquire 100% ownership of the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia under a contract with Gary Partners, LLC, which owned the property. On February 22, 2016, we facilitated a series of transactions wherein: (i) Blaze Mining and Blaze Energy entered into an Asset Purchase Agreement to acquire substantially all of the assets of Gary Partners, LLC; (ii) Blaze Mining entered into an Assignment Agreement to assign its rights under the Asset Purchase Agreement ARQ Gary Land, LLC, f/k/a Hendricks Gary Land, LLC (“ARQ”); and (iii) we and Blaze Energy entered into an Option Termination Agreement, as amended, whereby the following royalties granted to Blaze Mining under the Assignment Agreement were assigned to us: a $1.25 per ton royalty on raw coal or coal refuse mined or removed from the property, and a $1.75 per ton royalty on processed or refined coal or coal refuse mined or removed from the property (the “Royalties”). Pursuant to the Option Termination Agreement, the parties thereby agreed to terminate the Option Agreement by the issuance of 1,750,000 shares of our common stock to Blaze Energy in consideration for the payment by Blaze Energy of $350,000 to us and the assignment by Blaze Mining of the Royalties to us. The transactions closed on March 22, 2016. Pursuant to an Advisory Agreement with East Coast Management Group, LLC (“ECMG”), we agreed to compensate ECMG $200,000 in cash; $0.175 of the $1.25 royalty on raw coal or coal refuse; and $0.25 of the $1.75 royalty on processed or refined coal for its services in facilitating the Option Termination Agreement. The value of the investment was written down to $1.8 million at December 31, 2017 due to an option to sell such investment for $1.8 million to ARQ. In 2018 the option expired, and the Company wrote the investment down to $0.

●	As described in more detail below, we acquired control of the Partnership on March 17, 2016.

On November 10, 2017, we entered into an Overriding Royalty Agreement to acquire a perpetual $4.00 per ton royalty for coal transported through a coal transloading terminal on the Ohio River. The original consideration was $400,000 of our common stock, or 100,000 shares, which was later amended to be a ten year option to purchase 100,000 shares of our common stock for $4.00 per share.

●	We are currently evaluating a number of additional coal mining assets for acquisition.

Acquisition of Rhino GP LLC and Rhino Resource Partners LP (“the Partnership” or “Rhino”)

In the first quarter of 2016, Royal acquired control of the Partnership from Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) in two different closings for aggregate consideration of $4,500,000. In the closings, Royal acquired all of the membership interests of Rhino GP, LLC (“Rhino GP”), the Partnership’s general partner, 676,912 common units (which represented 40% of the outstanding common units at the time) and 945,526 subordinated units (which represented 76.5% of the subordinated units at the time). In connection with the transaction, all of the directors of Rhino GP affiliated with Wexford resigned, and Royal appointed new directors.

On March 21, 2016, we entered into a Securities Purchase Agreement (the “SPA”) with the Partnership, under which we purchased 6,000,000 newly issued common units of the Partnership for $1.50 per common unit, for a total investment in the Partnership of $9,000,000. Closing under the SPA occurred on March 22, 2016. We paid a cash payment of $2,000,000 and issued a promissory note in the amount of $7,000,000 to the Partnership, which was payable without interest on the following schedule: $3,000,000 on or before July 31, 2016; $2,000,000 on or before September 30, 2016; and $2,000,000 on or before December 31, 2016. On May 13, 2016 and September 30, 2016, we paid the Partnership $3.0 million and $2.0 million, respectively, for the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively. On December 30, 2016, we and the Partnership agreed to extend the maturity date of the final installment of the note to December 31, 2018, and agreed that the note may be converted, at our option, at any time prior to December 31, 2018, into unregistered shares of our common stock at a price per share equal to seventy five percent (75%) of the volume weighted average closing price for the ninety (90) trading days preceding the date of conversion, provided that the average closing price shall be no less than $3.50 per share and no more than $7.50 per share. On September 1, 2017, we elected to convert the $2.0 million promissory note and an additional $2.1 million note (including accrued interest) assigned from Weston Energy LLC into shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share.

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

On March 5, 2019, the Company modified the terms of the Cedarview note. The Company agreed to pay $1 million of the note balance by May 31, 2019 with the remaining balance of $1.5 million and associated accrued interest due May 31, 2020. The Company has paid a $45,000 loan extension fee to execute this agreement. All other terms of the note remain the same.

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

Since the formation of the Partnership’s predecessor in April 2003, it has completed numerous coal asset acquisitions with a total purchase price of approximately $357.5 million. Through these acquisitions and coal lease transactions, the Partnership has substantially increased its proven and probable coal reserves and non-reserve coal deposits. In addition, the Partnership has successfully grown its production through internal development projects.

On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist the Partnership’s common units and terminate the registration of its common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. Rhino’s common units trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

The Partnership is managed by the board of directors and executive officers of Rhino GP, its general partner. The Partnership’s operations are conducted through, and its operating assets are owned by, the Partnership’s wholly owned subsidiary, Rhino Energy LLC, and its subsidiaries.

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

The Partnership has a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2018, the Partnership controlled an estimated 268.5 million tons of proven and probable coal reserves, consisting of an estimated 214.0 million tons of steam coal and an estimated 54.5 million tons of metallurgical coal. Proven and probable coal reserves increased approximately 15.8 million tons from 2017 to 2018 primarily as the result of the revised economic feasibility of the Partnership’s non-reserve coal deposits. In addition, as of December 31, 2018, the Partnership controlled an estimated 164.1 million tons of non-reserve coal deposits, which decreased primarily due to the reclassification of non-reserve coal deposits to proven and probable reserves. Periodically, the Partnership retains outside experts to independently verify its coal reserve and its non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of its coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2018, and covered a majority of the coal reserves and non-reserve coal deposits that the Partnership controlled as of such date. The Partnership intends to continue to periodically retain outside experts to assist management with the verification of its estimates of our coal reserves and non-reserve coal deposits going forward.

The Partnership operates underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that the Partnership operates will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

For the year ended December 31, 2018, the Partnership produced approximately 4.4 million tons of coal from continuing operations and sold approximately 4.6 million tons of coal from continuing operations.

The Partnership’s principal business strategy is to safely, efficiently and profitably produce and sell both steam and metallurgical coal from its diverse asset base in order to resume, and, over time, increase its quarterly cash distributions. In addition, the Partnership continues to seek opportunities to expand and diversify its operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. The Partnership believes that such assets will allow it to grow its cash available for distribution and enhance the stability of its cash flow.

Current Liquidity and Outlook of Rhino

As of December 31, 2018, the Partnership’s available liquidity was $6.6 million. The Partnership also has a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, the Partnership entered into a Financing Agreement (“Financing Agreement”), which provides it with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. The Partnership used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about our new Financing Agreement, please read “— Recent Developments—Rhino - Financing Agreement.”

The Partnership continues to take measures, including the suspension of cash distributions on their common and subordinated units and cost and productivity improvements, to enhance and preserve their liquidity so that the Partnership can fund their ongoing operations and necessary capital expenditures and meet their financial commitments and debt service obligations.

Recent Developments – Rhino

Financing Agreement

On December 27, 2017, the Partnership entered into the Financing Agreement pursuant to which Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”) have agreed to provide the Partnership with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement will be secured by substantially all of the Partnership’s assets. The Financing Agreement terminates on December 27, 2020.

On April 17, 2018, the Partnership amended the Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in our audited consolidated financial statements at December 31, 2017). Additionally, the amendments provided that the Partnership could sell additional shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth, Inc.”) and retain 50% of the proceeds with the other 50% used to reduce debt. The Partnership reduced the debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent included the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

On December 20, 2018, the Partnership entered into a limited waiver and consent (the “Waiver”) to the Financing Agreement. The Waiver relates to sales of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce the debt under the Financing Agreement. As of the date of the Waiver, the Partnership had sold 9 individual lots in smaller transactions. Rather than transmitting net proceeds with respect to each individual transaction, the Partnership agreed with the Lenders in principle to delay repayment until an aggregate payment could be made at the end of 2018. On December 18, 2018, the Partnership used the sale proceeds of approximately $379,000 to reduce its debt to the Lenders. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by the Partnership until a later date to be determined by the Lenders.

On February 13, 2019, the Partnership entered into a second amendment (“Amendment”) to the Financing Agreement. The Amendment provides the Lender’s consent for the Partnership to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders an amount not to exceed approximately $3.2 million. The Amendment allows the Partnership to sell its remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waives the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waives any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of the Partnership failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by the Partnership on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amends the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

Common Unit Warrants

The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants of the Partnership’s common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provided that the Partnership pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that the Partnership reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. The Partnership’s obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. The Partnership was to indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The Partnership provided cash collateral to its counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. The Partnership had no outstanding letters of credit at December 31, 2018.

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2018, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect the Partnership’s cash flow.

Pursuant to its partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2018, the Partnership has accumulated arrearages at December 31, 2018 related to the common unit distribution of approximately $673.1 million.

Coal Operations

Mining and Leasing Operations

As of December 31, 2018, the Partnership operated two mining complexes located in Central Appalachia (Tug River and Rob Fork). In addition during 2018, the Partnership operated one mining complex located in Northern Appalachia (Hopedale). The other Northern Appalachia mining complex, Sands Hill Mining, was sold in November 2017. In the Western Bituminous region, the Partnership operated one mining complex located in Emery and Carbon Counties, Utah (Castle Valley). The Partnership also operated a mining complex in the Illinois Basin, the Riveredge mine at its Pennyrile mining complex. (See Note 4 of the consolidated financial statements included elsewhere in this annual report for further information on the disposition of Sands Hill Mining)

The Partnership defines a mining complex as a central location for processing raw coal and loading coal into railroad cars, barges or trucks for shipment to customers. These mining complexes include five active preparation plants and/or loadouts, each of which receive, blend, process and ship coal that is produced from one or more of our active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits.

Other Non-Mining Operations

In addition to the Partnership’s mining operations, it operates various subsidiaries which provide auxiliary services for its coal mining operations. Rhino Services is responsible for mine-related construction, site and roadway maintenance and post-mining reclamation. Through Rhino Services, the Partnership plans and monitors each phase of its mining projects as well as the post-mining reclamation efforts. The Partnership also performs the majority of the its drilling and blasting activities at the Partnership’s company-operated surface mines in-house rather than contracting to a third party.

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

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”). The Partnership accounts for the investment in this joint venture and results of operations under the equity method. The Partnership recorded its proportionate portion of the operating (losses)/gains for this investment for the years ended December 31, 2017 of approximately $36,000. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2018, the Partnership owned 104,100 shares of Mammoth Inc.

As of December 31, 2018 and 2017, the Partnership has recorded its investment in Mammoth Inc. as a short-term asset, which the Partnership has classified as equity securities.

Coal Customers - Rhino

General

The Partnership’s primary customers for its steam coal are electric utilities and industrial consumers, and the metallurgical coal the Partnership produces is sold primarily to domestic and international steel producers and coal brokers. For the year ended December 31, 2018, approximately 81% of its coal sales tons consisted of steam coal and approximately 19% consisted of metallurgical coal. For the year ended December 31, 2018, approximately 40% of its coal sales tons that the Partnership produced were sold to electric utilities. The majority of its electric utility customers purchase coal for terms of one to three years, but it also supplies coal on a spot basis for some of its customers. For the year ended December 31, 2018, the Partnership derived approximately 80% of its total coal revenues from sales to its ten largest customers, with affiliates of its top three customers accounting for approximately 40.4% of its coal revenues for that period.

Coal Supply Contracts

For the year ended December 31, 2018 and 2017, approximately 64% and 59%, respectively, of the Partnership’s aggregate coal tons sold were sold through supply contracts. The Partnership expects to continue selling a significant portion of its coal under supply contracts. As of December 31, 2018, the Partnership had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons (in thousands)	Number of customers
2019	3,699	18
2020	1,979	6
2021	352	2

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

Suppliers - Rhino

Principal supplies used in the Partnership’s business include diesel fuel, explosives, maintenance and repair parts and services, roof control and support items, tires, conveyance structures, ventilation supplies and lubricants. The Partnership uses third-party suppliers for a significant portion of its equipment rebuilds and repairs and construction.

The Partnership has a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods and to support the mining and coal preparation plants. The Partnership is not dependent on any one supplier in any region. The Partnership promotes competition between suppliers and seeks to develop relationships with those suppliers whose focus is on lowering its costs. The Partnership seeks suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise.

Competition - Rhino

The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and the Partnership competes with many of these producers. The Partnership’s main competitors include: Alliance Resource Partners LP, Alpha Natural Resources, Inc., Arch Coal, Inc., Booth Energy Group, Blackhawk Mining, LLC, Murray Energy Corporation, Foresight Energy LP, and Wolverine Fuels, LLC.

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

Segments

We operate as a single primary reportable segment relating to our coal investments. We have some general corporate assets that we break out separately as unallocated corporate assets in the segment disclosure. All of our revenues relate to the coal segment. See Part II. “Item 8. Financial Statements and Supplementary Data” for our segment disclosure.

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

Regulations provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations which have outstanding environmental violations. Although, like other coal companies, the Partnership has been cited for violations in the ordinary course of business. However, the Partnership has never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

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

For the year ended December 31, 2018 the Partnership’s average MSHA violations per inspection day was 0.39 as compared to the most recent national average of 0.59 violations per inspection day for coal mining activity as reported by MSHA, or 33.89% below this national average.

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

From time to time, certain portions of individual mines have been required to suspend or shut down operations temporarily in order to address a compliance requirement or because of an accident. For instance, MSHA issues orders pursuant to Section 103(k) that, among other things, call for operations in the area of the mine at issue to suspend operations until compliance is restored. Likewise, if an accident occurs within a mine, the MSHA requirements call for all operations in that area to be suspended until the circumstance leading to the accident has been resolved. During the fiscal year ended December 31, 2018 (as in earlier years), the Partnership received such orders from government agencies and has experienced accidents within its mines requiring the suspension or shutdown of operations in those particular areas until the circumstances leading to the accident have been resolved. While the violations or other circumstances that caused such an accident were being addressed, other areas of the mine could and did remain operational. These circumstances did not require the Partnership to suspend operations on a mine-wide level or otherwise entail material financial or operational consequences for it. Any suspension of operations at any one of the Partnership’s locations that may occur in the future may have material financial or operational consequences for us.

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

Black Lung Laws

Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $0.50 per ton for underground-mined coal and $0.25 per ton for surface-mined coal, but not to exceed 2.0% of the applicable sales price (rates effective January 1, 2019). This excise tax does not apply to coal that is exported outside of the United States. In 2018, the Partnership recorded approximately $2.5 million of expense related to this excise tax.

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

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA’s adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. However, this fee is subject to change. Should this fee be increased in the future, given the market for coal, it is unlikely that coal mining companies would be able to recover all of these fees from their customers. As of December 31, 2018, the Company had accrued approximately $15.6 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

Federal laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if owners of specific percentages of ownership interests or controllers (i.e., officers and directors or other entities) of the applicant have, or are affiliated with another entity that has outstanding violations of SMCRA or state or tribal programs authorized by SMCRA. This condition is often referred to as being “permit blocked” under the federal Applicant Violator Systems, or AVS. Thus, non-compliance with SMCRA can provide the basis to deny the issuance of new mining permits or modifications of existing mining permits, although we know of no basis by which the Partnership would be (and it is not now) permit-blocked.

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

As of December 31, 2018, we had approximately $42.6 million in surety bonds outstanding to secure the performance of our reclamation obligations. Of the $42.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions. We can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

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

In addition to the greenhouse gas (“GHG”) regulations discussed below, air emission control programs that affect the Partnership’s operations, directly or indirectly, through impacts to coal-fired utilities and other manufacturing plants, include, but are not limited to, the following:

●	The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

●	On July 6, 2011, the EPA finalized the Cross State Air Pollution Rule (“CSAPR”), which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In September 2016, EPA finalized the CSAPR Rule Update for the 2008 ozone national air quality standards (“NAAQS”). The rule aims to reduce summertime NOx emissions from power plants in 22 states in the eastern United States. Consolidated judicial challenges to the rule are now pending in the D.C. Circuit Court of Appeals.

●	In addition, in January 2013, the EPA issued final MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Various legal challenges were filed and EPA promulgated a revised final rule in November 2015. In December 2016, the D.C. Circuit remanded the Boiler MACT standards to the EPA requiring the agency to revise emissions standards for certain boiler subcategories. The court determined that the existing MACT standards should remain in place while the revised standards are being developed, but did not establish a deadline for the EPA to complete the rulemaking. In June 2017, the U.S. Supreme Court declined to review the D.C. Circuit ruling. We cannot predict the outcome of any legal challenges that may be filed in the future. Before reconsideration, the EPA estimated that the rule would affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the outcome of future legal challenges and EPA actions that cannot be determined at this time.

●	The EPA has adopted new, more stringent NAAQS for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in June 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date in October 2013. States with non-attainment areas had to submit their SIP revisions in April 2015, which must meet the modified standard by summer 2017. For all other areas, states will be required to submit “maintenance” SIPs. EPA finalized its PM2.5 NAAQS designations in December 2014. Individual states must now identify the sources of PM2.5 emissions and develop emission reduction plans, which may be state-specific or regional in scope. Nonattainment areas must meet the revised standard no later than 2021. More recently, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. Significant additional emissions control expenditures will likely be required at coal-fired power plants and coke plants to meet the new standards. The EPA completed area designations for the 2015 ozone standards in July 2018. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states. Moreover, we could face adverse impacts on our business to the extent that these and any other new rules affecting coal-fired power plants result in reduced demand for coal.

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

Federal Power Act – Grid Reliability Proposal

Pursuant to a direction from the Secretary of the Department of Energy, the Federal Energy Regulatory Commission (“FERC”) issued a notice of proposed rulemaking under the Federal Power Act regarding the valuation by regional electric grid system operators of the reliability and resilience attributes of electricity generation. The rulemaking would have required the FERC to impose market rules that would allow certain cost recovery by electricity-generating units that maintain a 90-day fuel supply on-site and that are therefore capable of providing electricity during supply disruptions from emergencies, extreme weather or natural or man-made disasters. Many coal-fired electricity generating plants could have qualified under this criteria and the cost recovery could have helped improve the economics of their operations. However, in January 2018, the FERC terminated the proposed rulemaking, finding that it failed to satisfy the legal requirements of section 206 of the Federal Power Act, and initiated a new proceeding to further evaluate whether additional FERC action regarding resilience is appropriate. Should a version of this rule be adopted in the future along the lines originally proposed, it could provide economic incentives for companies that produce electricity from coal, among other fuels, which could either slow or stabilize the trend in the shuttering of coal-fired power plants and could thereby maintain certain levels of domestic demand for coal. We cannot speculate on the timing or nature of any subsequent FERC or grid operator actions resulting from the FERC’s decision to further study the issue of grid resiliency.

Employees

We and our subsidiaries employed 702 full-time employees as of December 31, 2018. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since its inception it has had no history of work stoppages or union organizing campaigns.

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

The Partnership performed a comprehensive review of our coal mining operation as well as potential future development projects for the year ended December 31, 2018 to ascertain any potential impairment losses. We did not record any impairment losses for coal properties, mine development costs or coal mining equipment and related facilities for the year ended December 31, 2018.

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

We completed a comprehensive review of all coal assets beyond those related to the Partnership and identified one impairment in 2018 and various impairments in 2017. Based on the impairment analysis, we concluded that the ARQ royalty interest was impaired. As production from this property had not begun at December 31, 2018 or December 31, 2017, we conducted an impairment assessment. At December 31, 2018, the Company adjusted the value to $0. At December 31, 2017, the Company adjusted the value to $1.8 million based on an option that we granted to ARQ to purchase the royalty interest, which triggered a fourth quarter 2017 impairment loss of $2.6 million. The option subsequently expired leading to the remaining 2018 impairment charge.

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

Steam coal accounted for approximately 81% of our coal sales volume for the year ended December 31, 2018. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, sustained low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and our ability to receive cash distributions from the Partnership.

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

The amount of estimated maintenance capital expenditures the Partnership is required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to us by the Partnership.

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

We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2018, we had approximately $42.6 million in surety bonds outstanding to secure the performance of our reclamation obligations. Of the $42.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions.  We can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim.  While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate. If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations could be adversely affected.

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

We sell a material portion of our coal under supply contracts. As of December 31, 2018, we had sales commitments for approximately 74% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2019. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 61% in 2019, and 33% in 2020, and 6% in 2021. We derived approximately 80.5% of our total coal revenues from coal sales to our ten largest customers for the year ended December 31, 2018, with affiliates of our top three customers accounting for approximately 40.4% of our coal revenues during that period.

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

If we sustain cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary or confidential information, we could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks.

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

Increases in the Partnership’s total indebtedness would increase its total interest expense, which would in turn reduce its forecasted cash available for distribution. As of December 31, 2017 its current portion of long-term debt that will be funded from cash flows from operating activities during 2018 was approximately $0.4 million. Its ability to service its indebtedness will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If its operating results are not sufficient to service its current or future indebtedness, it will be forced to take actions such as reducing or delaying its business activities, acquisitions, investments, capital expenditures, and/or expense reimbursements to Royal, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital or bankruptcy protection. The Partnership may not be able to effect any of these remedies on satisfactory terms, or at all.

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

Our business is subject to cybersecurity risks.

As is typical of modern businesses, we are reliant on the continuous and uninterrupted operation of its information technology (“IT”) systems. User access of our sites and IT systems can be critical elements to our operations, as is cloud security and protection against cyber security incidents. Any IT failure pertaining to availability, access or system security could potentially result in disruption of our activities, and could adversely affect our reputation, operations or financial performance.

Potential risks to the our IT systems could include unauthorized attempts to extract business sensitive, confidential or personal information, denial of access extortion, corruption of information or disruption of business processes, or by inadvertent or intentional actions by the our employees or vendors. A cybersecurity incident resulting in a security breach or failure to identify a security threat could disrupt business and could result in the loss of sensitive, confidential information or other assets, as well as litigation, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact the our business or reputation.

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

Our common stock, and the Partnership’s common units, are currently traded on the OTCQB, which could adversely affect the market liquidity of our common stock and common units, respectively, and harm our business.

Our common stock trades on the OTCQB under the ticker symbol “ROYE.” The Partnerships common units trade on the OTCQB under the ticker symbol “RHNO.” Our common stock and the Partnership’s common units will continue to trade on the OTCQB or one of the other over-the-counter markets.

Trading on the OTCQB or one of the other over-the-counter markets may result in a reduction in some or all of the following, each of which could have a material adverse effect on our shareholders and the Partnership’s unitholders:

●	The liquidity of our common stock or the Partnership’s common units;

●	The market price of our common stock or the Partnership’s common units;

●	our ability or the Partnership’s ability to issue additional securities or obtain financing;

●	the number of institutional and other investors that will consider investing in our common stock or the Partnership’s common units; and

●	the number of market makers in our common stock or the Partnership’s common units;

●	the availability of information concerning the trading prices and volume of our common stock or the Partnership’s common units; and

●	the number of broker-dealers willing to execute trades in our common stock or the Partnership’s common units.

Further, since neither us nor the Partnership are traded on a national securities exchange, we are not subject to exchange rules, including rules requiring that either us or the Partnership meet certain corporate governance standards. Without required compliance of these corporate governance standards, investor interest in our common stock or the Partnership’s common units may decrease.

The Partnership does not have sufficient cash to enable it to pay the minimum quarterly distribution on its common units following establishment of cash reserves and payment of costs and expenses, including reimbursement of expenses to its general partner.

Currently, Royal’s only operations consist of the coal mining operations of the Partnership, although Royal currently receive royalties under a royalty agreement covering a coal transloading facility on the Ohio River. As a result, Royal is substantially dependent on the Partnership to generate cash flow that can be used to pay distributions or expense reimbursements that Royal can use to pay its own operating expenses and indebtedness. The Partnership’s ability to generate operating cash flow that can be used to pay distributions or expense reimbursements to Royal is subject to all of the risks inherent in the Partnership’s business, including covenants in the Partnership’s Financing Agreement. If the Partnership is unable to pay distributions or expense reimbursements to Royal, Royal may not have sufficient funds to pay its own operating expenses or repay its indebtedness. If Royal is unable to receive sufficient distributions or expense reimbursements from the Partnership, Royal may have to raise capital from third parties to pay its liabilities. There is no assurance that Royal would be able to raise capital on terms that are not dilutive to existing shareholders, or at all.

Currently, the Partnership does not have sufficient cash each quarter to pay its minimum quarterly distribution of $4.45 per unit, or $17.80 per unit per year, which would require that it have available cash of approximately $58.6 million per quarter, or $234.2 million per year, based on the number of common and subordinated units outstanding as of December 31, 2018 and the general partner interest. Beginning with the quarter ended September 30, 2014, distributions on its common units were below the minimum level and, beginning with the quarter ended June 30, 2015, it suspended the quarterly distribution on its common units altogether, and has not paid any quarterly distributions since. The amount of cash it can distribute on its common and subordinated units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

●	the amount of coal the Partnership is able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;

●	the price at which it is able to sell coal, which is affected by the supply of and demand for domestic and foreign coal;

●	the level of its operating costs, including reimbursement of expenses to its general partner and its affiliates. Its partnership agreement does not set a limit on the amount of expenses for which its general partner and its affiliates may be reimbursed;

●	the proximity to and capacity of transportation facilities;

●	the price and availability of alternative fuels;

●	the impact of future environmental and climate change regulations, including those impacting coal-fired power plants;

●	the level of worldwide energy and steel consumption;

●	prevailing economic and market conditions;

●	difficulties in collecting our receivables because of credit or financial problems of customers;

●	the effects of new or expanded health and safety regulations;

●	domestic and foreign governmental regulation, including changes in governmental regulation of the mining industry, the electric utility industry or the steel industry;

●	changes in tax laws;

●	weather conditions; and

●	force majeure.

The failure of the Partnership to pay distributions on its common units could impair our ability to our obligations that are incurred outside of the Partnership, including our loan from Cedarview and our general and administrative expenses. In addition, the failure of the Partnership to pay distributions on its common units could be a factor in depressing the market value of its common units, which could result in dilution of our interest in the Partnership as a result of the conversion into common units of the Series A Preferred Units of the Partnership whose conversion price is based on the market price of the common units at the time of conversion.

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

As of March 20, 2019, we had 18,579,293 shares of common stock (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Preferred Stock outstanding. All of the Series A Preferred Shares are convertible into common stock on a one for one basis. Approximately 50.5% of our common stock is owned or controlled by our officers and directors, including approximately 45.4% by William Tuorto and entities he controls. There is currently only a limited market for our commons stock. Sales by our large holders of a substantial number of shares of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

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

We are subject to income and other taxes in the U.S. As of December 31, 2018, we had gross deferred income tax assets, including net operating loss carryforwards for federal and state tax purposes, of $20.8 million and $10.2 million, respectively, as described further in “Note 14. Income Taxes” to the accompanying consolidated financial statements. At that date, we also had recorded a valuation allowance of $1.7 million. Although we may be able to utilize some or all of those deferred tax assets in the future if we have income of the appropriate character (subject to loss carryforward and tax credit expiry, in certain cases), there is no assurance that we will be able to do so.

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

Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2018, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

As of December 31, 2018, we controlled an estimated 268.5 million tons of proven and probable coal reserves, consisting of an estimated 214.0 million tons of steam coal and an estimated 54.5 million tons of metallurgical coals. Proven and probable coal reserves increased approximately 15.8 million tons from 2017 to 2018 primarily as the result of the revised economic feasibility of our non-reserve coal deposits. In addition, as of December 31, 2018, we controlled an estimated 164.1 million tons of non-reserve coal deposits, which decreased primarily due to the reclassification of non-reserve coal deposits to proven and probable reserves. For the year ended December 31, 2018, we purchased and sold 331 tons of third-party coal.

Coal Reserves

The following table provides information as of December 31, 2018 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves (1)
	Total	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam (2)	Metallurgical (2)
	(in million tons)
	268.5	147.2	121.3	126.5	142.0	41.8	226.7	214.0	54.5
Percentage of total (3)		54.8%	45.2%	47.1%	52.9%	15.6%	84.4%	79.7%	20.3%

(1)	Represents recoverable tons. The recoverable tonnage estimates take into account mining losses and coal wash plant losses of material from both mining dilution and any non-coal material found within the coal seams. Except for coal expected to be processed and sold on a direct-shipped basis, a specific wash plant recovery factor has been estimated from representative exploration data for each coal seam and applied on a mine-by-mine basis to the estimates. Actual wash plant recoveries vary depending on customer coal quality specifications.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. All other coal reserves are defined as steam coal. However, some of the reserves in the metallurgical category can also be used as steam coal.

(3)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

The majority of our leases have an initial term denominated in years but also provide for the term of the lease to continue until exhaustion of the “mineable and merchantable” coal in the lease area so long as the terms of the lease are complied with. Some of our leases have terms denominated in years rather than mine-to-exhaustion provisions, but in all such cases, we believe that the term of years will allow the recoverable reserves to be fully extracted in accordance with our projected mine plan. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine those reserves.

The following table provides information on particular characteristics of our coal reserves as of December 31, 2018:

	As Received Basis (1)				Proven and Probable Coal Reserves (2)
				S02/mm		Sulfur Content
	% Ash	% Sulfur	Btu/lb.	Btu	Total	<1%	1-1.5%	>1.5%	Unknown
						(in million tons)
	7.45%	2.29%	12,194	3.76	268.5	64.9	28.5	172.4	2.7
Percentage of total (3)						24.2%	10.6%	64.2%	1.0%

(1)	As received basis represents average dry basis analytical test results which are normalized to a moisture content deemed to be representative of the saleable coal product.

(2)	Represents recoverable tons.

(3)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table

Non-Reserve Coal Deposits

The following table provides information on our non-reserve coal deposits as of December 31, 2018:

	Non-Reserve Coal Deposits
		Tons
	Tons	Owned	Leased
	(in million tons)
Total	164.1	66.5	97.6
Percentage of total		40.52%	59.48%

Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and non-reserve coal deposits of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine the coal.

Office Facilities

Our executive headquarters occupy leased office space at 56 Broad Street, Suite 2, Charleston, SC 29401 which provides for monthly lease payments of $1,400 per month.

The Partnership leases office space at 424 Lewis Hargett Circle, Lexington, Kentucky for its executives and administrative support staff. The Partnership executed an amendment to this lease in 2018 to extend the lease term for five additional years to July 31. 2023.

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

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2018 is included as Exhibit 95.1 to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.00001 per share, is traded in the over-the-counter market and is quoted on the OTCQB under the symbol “ROYE.OB.”

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCQB for the two years ended December 31, 2018 and 2017. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock

	Price Range
	High	Low
Year ended December 31, 2018
Fourth Quarter	$3.09	$1.07
Third Quarter	$2.02	$2.02
Second Quarter	$5.00	$2.02
First Quarter	$5.00	$3.30
Year ended December 31, 2017
Fourth Quarter	$4.95	$1.75
Third Quarter	$8.09	$1.75
Second Quarter	$7.50	$4.75
First Quarter	$8.50	$3.60

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

Recent Sales of Unregistered Securities

During quarter ended December 31, 2018, we did not issue any shares of common stock in unregistered transactions.

Holders

As of March 20, 2019, we had 18,579,293 shares of common stock issued and outstanding stock (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP), and 51,000 shares of Series A Preferred Stock issued and outstanding. As of March 20, 2019, there are approximately 86 shareholders of record of our common stock, which does not include shareholders holding their shares in street name.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2018, we did not purchase any shares of our common stock.

Item 6. Selected Financial Data

The registrant is a smaller reporting company and is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, Royal Energy Resources, Inc. and its subsidiaries (the “Company,”) in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contains or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations which are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Royal Energy Resources, Inc. Purchase of Majority Control of Rhino Resource Partners LP

In the first quarter of 2016, Royal acquired control of the Partnership from Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) in two different closings for aggregate consideration of $4,500,000. In the closings, Royal acquired all of the membership interests of Rhino GP, LLC (“Rhino GP”), the Partnership’s general partner, 676,912 common units (which represented 40% of the outstanding common units at the time) and 945,526 subordinated units (which represented 76.5% of the subordinated units at the time). In connection with the transaction, all of the directors of Rhino GP affiliated with Wexford resigned, and Royal appointed new directors.

On March 21, 2016, Rhino and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Rhino issued 6,000,000 of its common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid Rhino $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. On May 13, 2016, the Company paid the $3,000,000 installment which was due on July 31, 2016, and on September 30, 2016 paid the $2,000,000 installment which was due on that date. On December 30, 2016, we and the Partnership agreed to extend the maturity date of the final installment of the note to December 31, 2018, and agreed that the note may be converted, at our option, at any time prior to December 31, 2018, into unregistered shares of our common stock at a price per share equal to seventy five percent (75%) of the volume weighted average closing price for the ninety (90) trading days preceding the date of conversion, provided that the average closing price shall be no less than $3.50 per share and no more than $7.50 per share. On September 1, 2017, we elected to convert the $2.0 million promissory note and an additional $2.1 million note (including accrued interest) assigned from Weston Energy LLC into shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share.

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

As of December 31, 2018, we controlled an estimated 268.5 million tons of proven and probable coal reserves, consisting of an estimated 214.0 million tons of steam coal and an estimated 54.5 million tons of metallurgical coal. Proven and probable coal reserves increased approximately 15.8 million tons from 2017 to 2018 primarily as the result of the revised economic feasibility of our non-reserve coal deposits. In addition, as of December 31, 2018, we controlled an estimated 164.1 million tons of non-reserve coal deposits, which decreased primarily due to the reclassification of non-reserve coal deposits to proven and probable reserves. Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2018, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

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

For the year ended December 31, 2018, we generated revenues of approximately $248.0 million and net loss from continuing operations of approximately $23.4 million. For the year ended December 31, 2018, we produced approximately 4.4 million tons of coal and sold approximately 4.6 million tons of coal, approximately 64.0% of which were pursuant to long-term supply contracts.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019	3,699	18
2020	1,979	6
2021	352	2

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

Consolidated Information

We sold approximately 4.6 million tons of coal in the year ended December 31, 2018 as compared to approximately 4.1 million tons sold for the year ended December 31, 2017.

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data on a historical basis for the years ended December 31, 2018 and 2017.

	Historical
	Year ended	Year Ended
	December 31,	December 31,
(in millions except per ton data and %)	2018	2017
Statement of Operations Data:
Total revenues	$247.9	$218.7
Costs and expenses:
Cost of operations	211.8	177.2
Freight and handling costs	9.1	1.8
Depreciation, depletion and amortization	31.5	40.4
Asset impairment	1.8	32.2
Selling, general and administrative	16.3	13.1
Loss on sale/disposal of assets, net	-	-
Total costs and expenses	270.4	264.9
(Loss) from operations	(22.5)	(46.1)
Other income (expense):
Interest expense	9.0	4.1
Gain on bargain purchase	-	(168.4)
Other (income) expense, net	(2.7)	(0.6)
Total other income (expense)	(6.3)	(165.0)
Net income/(loss) before income tax	(28.8)	118.9
Income tax provision (benefit)	(5.4)	30.0
Net income/(loss) before discontinued operations and non-controlling interest	$(23.4)	$88.9

Other Financial Data
Adjusted EBITDA	$20.2	$27.5

*Totals may not foot due to rounding

Revenues.

The following table presents revenues and coal revenues per ton for the years ended December 31, 2018 and 2017:

			Increase
	Year Ended December 31,		(Decrease)
	2018	2017	$	%*
(in millions except per ton data and %)

Coal revenues	$244.3	$217.2	$27.1	12%
Other revenues	3.7	1.5	2.2	147%
Total revenues	$247.9	$218.7	$29.3	13%
Coal revenues per ton*	$53.13	$52.64	$.49	1%
Tons sold	4,598.0	4,125.6	472.4	11%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues

Our revenues increased to $247.9 million in the year ended December 31, 2018 as compared to $218.7 million in the year ended December 31, 2017. Coal revenues increased in 2018 compared to 2017 due to increased demand and higher prices for coal sold, especially our metallurgical coal. This increase was primarily due to the increase in demand for steam and met coal tons sold from our Central Appalachia operations. Coal revenues per ton was $53.13 for the year ended December 31, 2018, an increase of $0.49, or 1%, from $52.64 per ton for the year ended December 31, 2017. This increase in coal revenues per ton was primarily the result of higher contracted sales prices in place in 2018 at certain operations compared to the same period in 2017.

Costs and Expenses.

The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton the years ended December 31, 2018 and 2017:

	Year ended	Year ended	Increase/
	December 31, 2018	December 31, 2017	(Decrease) $	% *
	(in millions, except per ton data and %)

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$211.8	$177.2	$34.6	20%
Freight and handling costs	9.1	1.8	7.3	406%
Depreciation, depletion and amortization	31.5	40.4	(8.9)	(22)%
Asset impairment	1.8	32.2	(30.4)	(94)%
Selling, general and administrative	16.3	13.1	3.2	24%
Cost of operations per ton*	$46.06	$42.93	$3.13	7%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations.

Total cost of operations was $211.8 million for the year ended December 31, 2018 as compared to $177.2 million for the year ended December 31, 2017. The increase in costs was due in part to an increase in tons sold. Our cost of operations per ton was $46.06 for the year ended December 31, 2018, an increase of $3.13, or 7%, from the year ended December 31, 2017. The increase in the cost of operations was primarily due to increase in cost of production at our Central Appalachia operations as cost for diesel fuel, contract services and equipment maintenance increased in 2018.

Freight and Handling.

Total freight and handling cost for the year ended December 31, 2018 increased by $7.3 million to $9.1 million from $1.8 million for the year ended December 31, 2017. This increase in freight and handling costs was primarily the result of rail transportation costs as we executed more export coal sales in 2018 that require us to pay for railroad transportation to the port of export. We also incurred $1.1 million in demurrage charges due to rail transportation constraints that caused shipments to be delayed to the port of export.

Depreciation, Depletion and Amortization.

Total DD&A expense for the year ended December 31, 2018 was $31.5 million as compared to $40.4 million for the year ended December 31, 2017. The decrease was due to the timing of the revaluation of acquired Rhino assets which increased depreciation in 2017 by approximately $12.9 million.

Asset Impairment.

During the year ended December 31, 2018, we recorded an impairment charge of $1.8 million relating to the ARQ royalty interest. An underlying purchase option expired in 2018, and management determined market conditions indicated no value associated with this investment.

During the year ended December 31, 2017, we recorded an impairment charge of $21.8 million related to the call option received from a third party to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such we concluded that the call option had no carrying value. An impairment charge of $21.8 million related to the call option was recorded on the Asset impairment line of the consolidated statements of operations and comprehensive income. We also recorded asset impairments during the year ended December 31, 2017 on certain West Virginia coal assets of $9.6 million and land in Colorado of $0.8 million.

Selling, General and Administrative.

Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2018 increased to $16.3 million as compared to $13.1 million for the year ended December 31, 2017. The increase in expense is primarily due to the stock compensation expense of approximately $1.7 million incurred through a certain severance agreement with a former executive, and a $0.9 million bad debt expense in 2018.

Interest and other (Income)/Expense for the years ended December 2018 and 2017 are summarized as follows:

	Year Ended December 31,		Increase/
	2018	2017	(Decrease)%
	(in millions, except %)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	$(9.0)	$(4.1)	(4.9)	(120)%
Interest income	0.1	0.1	-	-%
Other income, net	-	0.5	(0.5)	(100)%
Unrealized loss on marketable securities	(0.2)	-	(0.2)	n/a %
Gain on sale of marketable securities	2.8	-	2.8	n/a %
Bargain purchase gain	-	168.4	(168.4)	(100)%
Total interest and other (expense)/income	$(6.3)	$165.0	(171.3)	(104)%

Interest Expense.

Interest expense for the year ended December 31, 2018 was $9.0 million as compared to $4.1 million for the year ended December 31, 2017, an increase of $4.9 million, or 120%. This increase was primarily due to higher outstanding debt balances during 2018 along with a higher average interest rate.

Gain on sale of Marketable Securities

In 2018, the Company sold shares of Mammoth stock for a realized gain of $2.8 million.

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

Income tax provision.

Our effective tax rate for fiscal years 2018 and 2017 was 19% and 25%, respectively. Our tax rate is affected by recurring items and also affected by discrete items that may occur in any given year, but are not consistent from year to year. State income taxes and loss allocated to noncontrolling interest have the biggest impact on the effective rate and federal income tax rate. The Tax Act had a major impact on the 2017 effective tax rate.

Net income (loss) from continuing operations.

For the year ended December 31, 2018, total net loss was $23.4 million compared to a net income of approximately $88.9 million for the year ended December 31, 2017. For the year ended December 31, 2017, our total net income from continuing operations was positively impacted by the bargain purchase gain in 2017 and partially offset by the depreciation revaluation change and various impairment charges.

Loss (income) from discontinued operations.

The 2017 loss from discontinued operations reflects the November 2017 sale of the Sands Hill operation.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA for the year ended December 31, 2018 was $20.2 million, which was a $7.3 million decrease compared to the year ended December 31, 2017. Adjusted EBITDA decreased due to elevated costs at the Central Appalachia operations and lower contracted sales prices for tons sold at the Pennyrile operation. Please read “—Reconciliation of Adjusted EBITDA to Net Income” for reconciliations of Adjusted EBITDA from continuing operations to net income from continuing operations.

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

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Net (loss) income from continuing operations	$(23.4)	$88.9
Plus:
DD&A	31.5	40.4
Interest expense	9.0	4.1
Income tax provision (benefit)	(5.4)	30.0
EBITDA from continuing operations†*	11.7	163.4

Plus: Non-cash asset impairment and other non-cash charges	1.8	32.2
Bargain purchase gain	-	(168.4)
Provision for doubtful accounts	0.9	-
Stock compensation	1.9	0.3
Cumulative effect from adoption of ASU 2016-01	3.7	-
Mark-to-market adjustment-unrealized loss	0.2	-
Adjusted EBITDA†*	$20.2	$27.5

†	Calculated based on actual amounts and not the rounded amounts presented in this table.

*	Totals may not foot due to rounding

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2018, our available liquidity was $6.6 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into the Financing Agreement, which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the financing agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the financing agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank. The Financing Agreement terminates on December 27, 2020. For more information about our financing agreement, please read “—Financing Agreement” below.

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

Cash Flows

Net cash provided by operating activities was $17.2 million for the year ended December 31, 2018 as compared to $13.7 million for the year ended December 31, 2017. This increase in cash provided by operating activities was primarily the result of favorable working capital changes including the benefit of lowering our inventory with increased coal sales and collections of the related accounts receivable balances.

Net cash used in investing activities was $7.7 million for the year ended December 31, 2018 as compared to net cash used in investing activities of $18.2 million for the year ended December 31, 2017. The decrease in cash used in investing activities was primarily due to the proceeds received from the sale of Mammoth Inc. shares partially offsetting the increase in capital expenditures for the year ended December 31, 2018.

Net cash used in financing activities was $26.0 million for the year ended December 31, 2018, which was primarily attributable to repayments on our Financing Agreement and payment of the distribution on the Series A preferred units. Net cash provided by financing activities was $27.6 million for the year ended December 31, 2017, which was primarily due to issuance of net proceeds from the Financing Agreement.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to meet environmental and safety regulations. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. For example, maintenance capital expenditures include expenditures associated with the replacement of equipment and coal reserves, whether through the expansion of an existing mine or the acquisition or development of new reserves, to the extent such expenditures are made to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. Examples of expansion capital expenditures include the acquisition of reserves, acquisition of equipment for a new mine or the expansion of an existing mine to the extent such expenditures are expected to expand our long-term operating capacity.

Actual maintenance capital expenditures for the year ended December 31, 2018 were approximately $14.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2018 were approximately $10.2 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines. For the year ended December 31, 2019, we have budgeted $13 million to $16 million for maintenance capital expenditures and $2 million to $4 million for expansion capital expenditures.

Financing Agreement

On December 27, 2017, Rhino entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein, pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. Loans made pursuant to the Financing Agreement will be secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

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

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, we must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including: (i) 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

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

On April 17, 2018, we amended our Financing Agreement to allow for certain activities, including a sale leaseback of certain pieces of equipment, the extension of the due date for lease consents required under the Financing Agreement to June 30, 2018 and the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provided that the Partnership could sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. The Partnership reduced its outstanding debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent included the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

On December 20, 2018, we entered into a limited consent and Waiver to the Financing Agreement. The Waiver relates to sales of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce our debt under the Financing Agreement. As of the date of the Waiver, we had sold 9 individual lots in smaller transactions. Rather than transmitting net proceeds with respect to each individual transaction, we agreed with the Lenders in principle to delay repayment until an aggregate payment could be made at the end of 2018. On December 18, 2018, we used the sale proceeds of approximately $379,000 to reduce the debt. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by us until a later date to be determined by the Lenders.

On February 13, 2019, we entered into a second amendment to the Financing Agreement. The Amendment provides the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allows us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waives the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waives any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amends the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

At December 31, 2018, $29.0 million was outstanding under the financing agreement at a variable interest rate of Libor plus 10.00% (12.53% at December 31, 2018).

Common Unit Warrants

The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 Common Unit Warrants at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered the LoC Facility Agreement with PNC, pursuant to which PNC agreed to provide us with the LoC Facility. The LoC Facility Agreement provided that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. Our obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy our reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. We would indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. We provided cash collateral to our counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. We had no outstanding letters of credit as of December 31, 2018.

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

On March 5, 2019, the Company modified the terms of the Cedarview note. The Company agreed to $1.0 million of the note balance by May 31, 2019 with the remaining balance of $1.5 million and associated accrued interest due May 31, 2020. The Company has paid a $45,000 loan extension fee to execute this agreement. All other terms of the note remain the same. The Company plans to receive advance royalty payments to fund the May 31, 2019 payment; however, if necessary, the Company could liquidate some of its Rhino units to fund the difference.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit. We then provide cash collateral to secure our surety bonding obligations in an amount up to a certain percentage of the aggregate bond liability that we negotiate with the surety companies. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of December 31, 2018, we had approximately $42.6 million in surety bonds outstanding to secure the performance of our reclamation obligations. Of the $42.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions. We can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim.  While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate. See Part I “Business—Regulation and Laws—Surety Bonds.”

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

The Company has loss carryforwards for U.S. federal income tax purposes of $21.3 million, $2.8 million of which that will expire from 2034 to 2036 and the balance has no expiration. Additionally, the Company has $10.4 million of loss carryforwards for state income tax purposes, $2.4 million of which that expire from 2035 to 2036 and the balance has no expiration. The alternative minimum tax credit carryforward for 2017 has been recorded as a deferred tax asset as it is fully refundable and can be utilized to offset regular tax during the years 2018 through 2021.

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

We are currently updating all of our tax filings which may identify new facts that could materially change our net financial position and operating results. We applied to the Internal Revenue Service for a tax year filing change to December and requested that it be approved due in part to the Partnership’s December year end. Since we have a controlling interest in the Partnership since March 2016, we believe this will help support approving our change in tax year retroactive to 2015; however, there are no guarantees that this relief will be provided. The ultimate resolution of these tax uncertainties could materially impact our accompanying consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and notes thereto required for this Item are set forth on pages [  ] through [  ] of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures.

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 at the reasonable assurance level. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 at the Partnership and its subsidiaries. However, management has concluded that its internal control over financial reporting was not effective at Royal and its subsidiaries (other than the Partnership) in the following areas:

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

Tax Reporting Compliance: Royal has outsourced the preparation of its income tax returns. Royal has not filed state tax returns for the past four years. Management has attempted to adjust its book tax provision based on expected state income tax filings. It is possible the ultimate filings of these state tax returns could differ significantly from the book tax provision. Royal’s noncompliance with state tax reporting indicates inadequate oversight of its external financial reporting and internal control over financial reporting.

(c)	Changes in Internal Control Over Financial Reporting.

Starting in fiscal 2018, Royal instituted a number of changes to improve its financial reporting, including appointing top management of the Partnership to be top management of Royal, utilizing an outside resource to document management’s assessment of its internal control over financial reporting and engaging a separate outside accounting firm to provided additional support for financial reporting, as well as tax analysis and preparation.

Royal has remediated various material weaknesses around segregation of duties and financial reporting reported in its Form 10-K for the fiscal year ended December 31, 2017. Other than the foregoing, there was no change in our system of internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) under the Exchange Act) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table shows information for the Partnership’s and our executive officers and directors as of March 20, 2019:

Name	Age (as of 12/31/2018)	Position
William Tuorto	49	Chairman of the Board of Directors and Executive Chairman of Royal and Rhino
Brian Hughs	41	Chief Commercial Officer of Royal, and Director of Royal and Rhino
Richard A. Boone	64	Chief Executive Officer of Royal, and President, Chief Executive Officer and Director of Rhino
Wendell S. Morris	51	Chief Financial Officer of Royal, and Senior Vice President and Chief Financial Officer of Rhino
Reford C. Hunt	45	Senior Vice President and Chief Administrative Officer of Rhino
Whitney C. Kegley	43	Vice President, Secretary and General Counsel of Royal and Rhino
Brian T. Aug	47	Vice President of Sales of Rhino

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

Wendell S. Morris. Mr. Morris has served as our Chief Financial Officer since January 31, 2018. Mr. Morris has served as the Senior Vice President and Chief Financial Officer of the Partnership’s general partner since September 2016. From June 2015 to September 2016, Mr. Morris served as Vice President of Finance of the Partnership’s general partner and prior to June 2015, Mr. Morris served as Vice President of External Reporting and Investor Relations of the Partnership’s general partner. Prior to joining Rhino Energy LLC, Mr. Morris was employed by Lexmark International, Inc. where he held various financial and accounting positions.

Reford C. Hunt. Mr. Hunt has served as Senior Vice President and Chief Administrative Officer of the Partnership’s general partner since January 2018. From August 2014 to January 2018, Mr. Hunt served as Senior Vice President of Business Development of the Partnership’s general partner. From May 2010 to August 2014, Mr. Hunt served as Vice President of Technical Services of the Partnership’s general partner. Since April 2005, Mr. Hunt has served in various capacities with Rhino Energy LLC and its subsidiaries, including as Chief Engineer and Director of Operations. Prior to joining Rhino Energy LLC, Mr. Hunt was employed by Sidney Coal Company, a subsidiary of Massey Energy Company, from 1997 to 2005. During his time at Sidney Coal Company as a Mining Engineer, he oversaw planning, engineering, and construction for various mining and preparation operations. In total, Mr. Hunt has approximately 18 years of experience in the coal industry.

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

Meetings; Committees of the Board of Directors

Our board of directors held no formal meetings during the year ended December 31, 2018. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Code of Ethics

During 2018, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. A copy of the code is available by writing to Royal Energy Resources, Inc., 56 Broad Street, Suite 2, Charleston, South Carolina 29401, attention Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2018, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except that William Tuorto failed to a file timely Form 4’s reporting the acquisition of 500 shares of common stock through a market purchase on December 4, 2018, 575 shares of common stock through a market purchase on December 6, 2018, 500 shares of common stock through a market purchase on December 19, 2018, and 200 shares of common stock through a market purchase on December 20, 2019. All of the transactions have since been reported on a Form 4 or Form 5 filed by Mr. Tuorto.

Item 11. Executive Compensation

Introduction

For 2018, we are reporting as a smaller reporting company due to our market capitalization. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures with respect to our named executive officers. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers.

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

For the fiscal year ending December 31, 2018, our named executive officers were:

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

The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock/Unit Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
William Tuorto	2018	435,000	217,500	31,251	31,000	714,751
Executive Chairman of Royal, and Executive Chairman and Director of Rhino	2017	298,077	200,000	31,250	30,800	560,127

Richard A. Boone (5)	2018	350,000	30,000	31,251	30,800	442,051
Chief Executive Officer of Royal and President, Chief Executive Officer and Director of Rhino	2017	300,000	200,000	31,250	14,092	545,342

Brian Hughs	2018	406,250	152,323	31,251	20,000	609,824
Chief Commercial Officer and Director of Royal, and Director of Rhino	2017	335,208	414,000	31,250	20,000	800,458

(1)	Mr. Tuorto agreed to waive salary under his employment agreement with Royal for 2017 and all subsequent periods until he elects to terminate the waiver.

(2)	For fiscal 2018, the bonuses for Mr. Tuorto and Mr. Boone were accrued by the Partnership per the employment agreements of these officers, but had not been paid as of the filing of this Form 10-K. Mr. Hughs bonus for fiscal 2018 was paid by Royal. For fiscal 2017, bonuses for all officers other than Mr. Hughs were paid by the Partnership, and reflect the annual cash bonus awarded to each of the named executive officers per the terms of their employment agreements, which are described further below. The bonus for Mr. Hughs was paid by Royal.

(3)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted under the Partnership’s Long-Term Incentive Plan (the “LTIP”), computed in accordance with FASB ASC Topic 718. We did not grant equity awards to our named executive officers during 2018 and 2017 in their employee capacity, although Messrs. Tuorto, Boone and Hughs received an equity award of units with market values of $31,251 and $31,250 for their services on the Partnership’s Board during the 2018 and 2017 fiscal years, respectively.

(4)	Amounts reflect, as applicable with respect to the named executive officers and as provided in the supplemental table below, the use of a company provided automobile and employer contributions to the 401(k) Plan. The value of automobile use is calculated as the monthly lease payment paid by us on behalf of the executive multiplied by the monthly percentage of personal use of the automobile by the executive. With respect to Messrs. Tuorto and Hughs only, amounts reflected include $20,000 of director fees paid each year by the Partnership for 2018 and 2017.

“Other compensation” derived by certain named executive officers from the Partnership is listed below:

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan
William Tuorto	$-	$11,000
Richard A. Boone	3,106	11,000

Employment Agreements

We and the Partnership have entered into employment agreements with each of the named executive officers. Below is a summary of the employment agreements entered into by us and the Partnership:

Royal Energy Resources, Inc.

William L. Tuorto. We entered into an employment agreement with Mr. Tuorto dated October 13, 2015, which was amended as of January 31, 2018. As amended, Mr. Tuorto’s employment agreement has the following terms and conditions:

Position	Executive Chairman and Director
Term	60 months
Annual Salary	$435,000 (retroactive to January 1, 2017 Mr. Tuorto has agreed to forgo his base salary until he elects to reinstate this provision. No clawback provisions for past compensation.)
Signing Bonus	$150,000, payable in shares of common stock
Benefits	Insurance and participation in any retirement plans to the extent provided to other employees
Vacation/Sick Leave	Three weeks per year
Covenants	Confidentiality, non-solicitation of employees and customers

Brian Hughs. We entered into an employment agreement with Mr. Hughs dated October 13, 2015 which was amended as of January 31, 2018. As amended, Mr. Hughs’ employment agreement has the following terms and conditions:

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

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers have any unvested equity awards or unexercised options in either us or the Partnership as of December 31, 2018.

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

LTIP Phantom Unit Awards

Mr. Boone has periodically held awards of phantom units as previously described in the section above titled “—Compensation Discussion and Analysis—Phantom Unit Awards,” although as of December 31, 2018 none of the Partnership’s named executive officers held outstanding phantom unit awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 20, 2019, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Common Stock		Series A Preferred Stock		Total Votes
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Aggregate No. of Votes (1)	% of Total Votes (1)

William L. Tuorto (2)(3)	8,013,119	45.4%	51,000	100.0%	29,823,593	75.6%

William King and Paulette King Trust 10925 US Highway 60 Canadian, TX 79014	1,361,429	7.7%	-	0.0%	1,361,429	3.4%

DWCF, Ltd. 3988 FM 2933 McKinney, TX 75071	1,191,440	6.7%	-	0.0%	1,191,440	3.0%

Brian Hughs (3)	909,810	5.2%	-	0.0%	909,810	2.3%

Richard A. Boone (4)	-	-%	-	0.0%	-	0.0%

All Officers and Directors as a Group	8,922,929	50.5%	51,000	100.0%	30,733,403	77.9%

(1)	Based upon 18,579,293 shares of common stock issued and outstanding as of March 20, 2019, less 914,797 shares held by the Partnership, which are excluded because the Partnership is a consolidated subsidiary of the Company. Each share of common stock is entitled to one vote per share. As of March 20, 2019, there were 51,000 shares of Series A Preferred Stock issued and outstanding, which are entitled to 54% of the votes on any matter upon which shareholders are entitled to vote. Total votes are 40,389,767.

(2)	Mr. Tuorto’s ownership of common stock consists of 824,559 shares owned outright, 7,188,560 shares owned by E-Starts Money Co., a corporation owned by Mr. Tuorto, and 51,000 shares which he has the right to acquire upon the conversion of shares of Series A Preferred Stock owned by him.

(3)	The address for Messrs. Tuorto and Hughs is 56 Broad Street, Suite 2, Charleston, SC 29401.

(4)	The address for Mr. Boone is 424 Lewis Hargett Circle, Suite 250, Lexington, KY 40503.

The following table sets forth certain information, as of March 20, 2019, with respect to the beneficial ownership of equity interests in Rhino Resource Partners, LP, our consolidated subsidiary, by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, and (iii) all of our directors and named executive officers as a group.

Name of Beneficial Owner	Amount of Nature of Beneficial Ownership (Common Units)	Percentage (1)
William L. Tuorto	106,172	0.8%
Richard A. Boone	68,521	0.5%
Brian Hughs	33,890	0.3%
All officers and directors as a group	208,583	1.6%

(1)	Based on 13,098,353 common units outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of December 31, 2018, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Royal 2015 Employee, Consultant and Advisor Stock Compensation Plan (1)	—	—		785,908
Royal 2015 Stock Option Plan (1)	—	—		1,000,000
Rhino Long-term Incentive Plan (2)	—	n/a	(2)	12,996
	—	—

(1)	The Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan and the Royal Energy Resources 2015 Stock Option Plan (“Plans”) were adopted on July 31, 2015 and reserve 1,000,000 shares for awards under each Plan. The Company’s compensation committee is designated to administer the Plans at the direction of the board of directors, and if there is no compensation committee the Plans are administered by the board of directors.

(2)	Adopted by board of directors of the Partnership in connection with its IPO. To date, only phantom and restricted and unrestricted units have been granted under the Long-Term Incentive Plan. For more information relating to the Partnership’s Long-Term Incentive Plan and the unit awards granted thereunder, please see Note 19 of the consolidated financial statements included elsewhere in this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions Involving Royal Only

E-Starts Money Co. Loans

On March 6, 2015, we borrowed $203,593 from E-Starts pursuant to a demand promissory date, which bears interest at six percent per annum. We used the proceeds to repay all of our indebtedness at the time. On June 11, 2015, we borrowed an additional $200,000 from E-Starts Money Co. pursuant to a non-interest bearing demand promissory note. On September 22, 2016, we borrowed $50,000 from E-Starts pursuant to a non-interest bearing demand promissory note and on December 8, 2016, we borrowed an additional $50,000 from E-Starts pursuant to a non-interest bearing demand promissory note. On April 26, 2017, we borrowed $10,000 from E-Starts pursuant to a non-interest bearing demand promissory note. The total amount owed to E-Starts at December 31, 2018 and December 31, 2017 was $513,989, plus accrued interest.

Miscellaneous Amounts Due Related Parties

E-Starts, in addition to the four notes described above, advanced money to us for use in paying certain of our obligations, and is owed accrued interest on one of the notes described above. In addition, we have advanced funds to GS Energy, LLC and Gary and Ian Ganzer, the owners of GS Energy, LLC, from time to time. Ian Ganzer was an officer until September 13, 2016, and GS Energy, LLC is an affiliate of Mr. Ganzer. All amounts due to or from the Ganzers or GS Energy, LLC were released on July 1, 2017 in connection with an agreement under which we reconveyed Blue Grove Coal, LLC to the Ganzers. The details of the due to related party account are summarized as follows:

	December 31, 2018	December 31, 2017
	(thousands)
Due to E-Starts Money Co
Expense advances	$-	$-
Accrued interest	46	34
	46	34

Transactions Involving Rhino

Acquisition of Control of Rhino

In the first quarter of 2016, Royal acquired control of the Partnership from Wexford Capital LP and certain of its affiliates (collectively, “Wexford”) in two different closings for aggregate consideration of $4,500,000. In the closings, Royal acquired all of the membership interests of Rhino GP, LLC (“Rhino GP”), the Partnership’s general partner, 676,912 common units (which represented 40% of the outstanding common units at the time) and 945,526 subordinated units (which represented 76.5% of the subordinated units at the time). In connection with the transaction, all of the directors of Rhino GP affiliated with Wexford resigned, and Royal appointed new directors. The general partner owns the general partner interest in the Partnership as well as certain incentive distribution rights in the Partnership. The terms of the transactions and agreements under which we acquired control of the Partnership were determined by arms-length negotiations between us and Wexford, who were not affiliated entities.

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

On December 5, 2017, we entered into a Coal Sales Fee Agency Agreement (the “Agency Agreement”) with the Partnership, under which we act as a non-exclusive agent to the Partnership to procure coal buyers for coal produced by the Partnership and its subsidiaries. Under the Agency Agreement, the Partnership is obligated to pay us $0.25 for every short ton of steam coal and $1.50 for every ton of metallurgical coal (except $0.50 per ton for one buyer) loaded and sold pursuant to a sales contract procured by us. The Agency Agreement provides that the Partnership’s obligation to pay fees in relation to coal sold to a buyer introduced by us will extent in perpetuity, unless the buyer does not purchase any coal from the Partnership for two consecutive years. The Agency Agreement further provides that we have the right, with the consent of the Partnership, to convert any fees due to us into common units of the Partnership at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Agency Agreement did not become effective until the Partnership refinanced its indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. In the year ended December 31, 2018, the Partnership paid us $521,293 in fees earned under the Agency Agreement, which included coal sold to buyers introduced by us prior to the effective date of the Agency Agreement. An extension of the Coal Sales Fee Agency Agreement was signed in December 2018 and extends the agreement until December 31, 2019.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services provided by Brown Edwards & Company, L.L.P. for the years December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
	(in thousands)
Audit fees	$472	$660
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$472	$660

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	Other services. Other services are those services not described in the other categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page 88.

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

3.7

Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 26, 2018)

Rhino

4.1	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016)	Rhino

4.2	Warrant Agreement between Rhino Resource Partners, LP and certain investors (incorporated by reference to Exhibit 4.3 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

4.3	Form of Warrant of Rhino Resource Partners, LP (incorporated by reference to Exhibit 4.4 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

10.1	Financing Agreement dated as of December 27, 2017, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on December 28, 2017)	Rhino

10.2	Consent to Financing Agreement dated as of April 17, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on April 23, 2018)	Rhino

Exhibit Number	Description	Filer

10.3	Consent to Financing Agreement dated as of July 27, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on July 31, 2018)	Rhino

10.4	First Amendment to Financing Agreement dated as of November 8, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent (incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 001-34982) filed on November 9, 2018)	Rhino

10.5	Limited Waiver and Consent to Financing Agreement dated as of December 20, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on December 28, 2018)	Rhino

10.6	Second Amendment to Financing Agreement dated as of February 13, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on February 15, 2019)	Rhino

10.7	Secured Promissory Note dated May 31, 2017 between Royal Energy Resources, Inc. and Cedarview Opportunities Master Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-52547) filed August 8, 2017)	Royal

10.8	Pledge and Security Agreement dated May 31, 2017 between Royal Energy Resources, Inc. and Cedarview Opportunities Master Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-52547) filed August 8, 2017)	Royal

10.9

Amended and Restated Secured Promissory Note dated March 5, 2019 between Royal Energy Resources, Inc. and Cedarview Opportunities Master Fund, LP (LP. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-52547) filed March 11, 2019)

Royal

Exhibit Number	Description	Filer

10.10	Securities Purchase Agreement dated March 21, 2016 by and between Rhino Resource Partners LP and Royal Energy Resources, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52547), filed on March 23, 2016)	Royal

10.11†	2015 Stock Option Plan of Royal Energy Resources, Inc. (incorporated by reference to Exhibit 10.1 the Form S-8 (File No. 333-206024) filed on July 31, 2015)	Royal

10.12†	2015 Employee, Consultant and Advisor Stock Compensation Plan of Royal Energy Resources, Inc. (incorporated by reference to Exhibit 10.2 the Form S-8 (File No. 333-206024) filed on July 31, 2015)	Royal

10.13†	Employment Agreement between Royal Energy Resources, Inc. and William L. Tuorto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 000-52547) filed November 30, 2015)	Royal

10.14†	Amendment to Employment Agreement between Royal Energy Resources, Inc. and William L. Tuorto dated January 31, 2018 (incorporated by reference to Exhibit 10.12 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

10.15†	Employment Agreement between Royal Energy Resources, Inc. and Brian Hughs (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 000-52547) filed November 30, 2015)	Royal

10.16†	Amendment to Employment Agreement between Royal Energy Resources, Inc. and Brian Hughs dated January 31, 2018 (incorporated by reference to Exhibit 10.14 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

10.17†	Employment Agreement between Royal Energy Resources, Inc. and Richard A. Boone dated January 31, 2018 (incorporated by reference to Exhibit 10.15 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

10.18†	Employment Agreement between Royal Energy Resources, Inc. and Wendell S. Morris dated January 31, 2018 (incorporated by reference to Exhibit 10.16 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

10.19†	Employment Agreement Amendment between Richard A. Boone and Rhino GP LLC, effective January 1, 2018 (incorporated by reference to Exhibit 10.3 of the 2017 Annual Report on Form 10-K (File No. 001-34892), filed on March 26, 2018)	Rhino

10.20†	Employment Agreement between Rhino GP LLC and William L. Tuorto, effective December 30, 2016 (incorporated by reference to Exhibit 10.20 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

10.23†	Amended and Restated Employment Agreement between Rhino GP LLC and Reford C. Hunt effective January 1, 2019 (incorporated by reference to Exhibit 10.6 from the Annual Report on Form 10-K (File No. 001-34892) filed March 25, 2019)	Rhino

Exhibit Number	Description	Filer

10.24†	Amended and Restated Employment Agreement between Rhino GP LLC and Wendell S. Morris effective January 1, 2019 (incorporated by reference to Exhibit 10.7 from the Annual Report on Form 10-K (File No. 001-34892) filed March 25, 2019)	Rhino

10.25†	Amended and Restated Employment Agreement between Rhino GP LLC and Brian T. Aug effective January 1, 2019 (incorporated by reference to Exhibit 10.8 from the Annual Report on Form 10-K (File No. 001-34892) filed March 25, 2019)	Rhino

10.26†	Rhino Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010)	Rhino

10.27†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs (incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010)	Rhino

10.28	Guaranty Fee and Indemnity Agreement between Royal Energy Resources, Inc. and Rhino Resource Partners, LP dated December 5, 2017 (incorporated by reference to Exhibit 10.25 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

10.29	Coal Sales Fee Agency Agreement between Royal Energy Resources, Inc. and Rhino Resource Partners, LP dated December 5, 2017 (incorporated by reference to Exhibit 10.27 from the Annual Report on Form 10-K (File No. 000-52547) filed April 17, 2018)	Royal

14.0*	Code of Ethics	Royal

21.1*	List of Subsidiaries of Royal Energy Resources, Inc.	Royal

23.3*	Consent of Brown, Edwards and Company L.L.P.	Royal

23.4*	Consent of Marshall Miller and Associates, Inc.	Royal

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2017 and the three months ended December 31, 2017	Royal

101.INS*	XBRL Instance Document	Royal

101.SCH*	XBRL Taxonomy Extension Schema Document	Royal

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Royal

101.DEF*	XBRL Taxonomy Definition Linkbase Document	Royal

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Royal

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Royal

*	Filed or furnished herewith, as applicable.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

**	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer

Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Boone	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2019
Richard A. Boone

/s/ Wendell S. Morris	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2019
Wendell S. Morris

/s/ William L. Tuorto	Director	March 29, 2019
William L. Tuorto

/s/ Brian Hughs	Director	March 29, 2019
Brian Hughs

87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Royal Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Energy Resources, Inc. and Subsidiaries (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matters

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2018, the Company adopted Accounting Standards Update 2016-01 – Financial Instruments-Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Financial Liabilities. This new standard changed the method of accounting for equity securities. Such securities are now reported at fair value, with unrealized gains and losses recognized in Unrealized (gain) loss on marketable securities, net, in the consolidated statements of operations and comprehensive income rather than as an element of other comprehensive income. The opening balance cumulative adjustment reclassified the Company’s unrealized gain from Accumulated Other Comprehensive Income/Loss to Accumulated Earnings (Deficit).

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

513 State Street

Bristol, Virginia

March 29, 2019

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31, 2018	December 31, 2017

Assets
CURRENT ASSETS
Cash and cash equivalents	$6,629	$10,834
Restricted cash	-	7,116
Accounts receivable	15,475	20,386
Inventories	6,573	12,860
Investment in equity securities	1,872	11,165
Advance royalties, current portion	548	495
Prepaid expenses and other assets	2,768	2,703
Total current assets	33,865	65,559
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	255,320	238,266
Less accumulated depreciation, depletion and amortization	(75,206)	(44,696)
Net property, plant and equipment	180,114	193,570
Advance royalties, net of current portion	8,026	7,901
Investment in unconsolidated affiliates	-	130
Other non-current assets	33,954	33,778
TOTAL ASSETS	$255,959	$300,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,112	$9,328
Accrued expenses and other	10,603	12,617
Accrued distributions	3,210	6,038
Notes payable - related party	514	514
Current portion of long-term debt	3,174	5,475
Current portion of asset retirement obligations	465	498
Related party advances and accrued interest payable	46	34
Total current liabilities	32,124	34,504
NON-CURRENT LIABILITIES:
Long-term debt, net	23,932	31,073
Deferred tax liability, net	25,711	30,692
Asset retirement obligations, net of current portion	15,124	15,496
Other non-current liabilities	37,091	42,718
Total non-current liabilities	101,858	119,979
Total liabilities	133,982	154,483
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,579,293 shares issued and 17,664,496 outstanding December 31, 2018 and 18,079,293 shares issued and 17,164,496 outstanding at December 31, 2017, respectively	1	1
Additional paid-in capital	48,139	46,315
Treasury stock (914,797 common stock shares)	(4,176)	(4,176)
Accumulated other comprehensive income	-	1,442
Accumulated earnings	65,946	78,670
Total stockholders’ equity owned by common shareholders	109,910	122,252
Non-controlling interest	12,067	24,203
Total stockholders’ equity	121,977	146,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,959	$300,938

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended December 31, 2018 and 2017

(in thousands)

	Year ended	Year ended
	December 31, 2018	December 31, 2017
REVENUES:
Coal sales	$244,269	$217,192
Other revenue	3,669	1,549
Total revenues	247,938	218,741
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	211,782	177,218
Freight and handling costs	9,084	1,837
Depreciation, depletion and amortization	31,457	40,437
Asset impairment and related charges	1,825	32,206
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization shown separately above)	16,300	13,115
(Gain)/loss on sale/disposal of assets, net	(23)	39
Total costs and expenses	270,425	264,852
LOSS FROM OPERATIONS	(22,487)	(46,111)
INTEREST AND OTHER EXPENSE/(INCOME):
Interest expense	8,975	4,059
Interest income	(68)	(86)
Other income, net	(20)	(525)
Unrealized loss on marketable securities	172	-
Gain on sale of marketable securities	(2,765)	-
Gain on bargain purchase	-	(168,410)
Equity in net income of unconsolidated affiliates, net	-	(36)
Total other expense (income)	6,294	(164,998)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(28,781)	118,887
Income tax provision (benefit)	(5,370)	29,970
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(23,411)	88,917

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	-	(1,718)
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(23,411)	87,199
Less net income/(loss) attributable to non-controlling interest	(12,455)	(18,088)
NET INCOME/(LOSS)	(10,956)	105,287

OTHER COMPREHENSIVE INCOME/(LOSS)
Fair market value adjustment for available-for-sale investment, net of tax of $852	-	1,754
Less comprehensive earnings attributable to non-controlling interest	-	(1,186)
COMPREHENSIVE INCOME/(LOSS)	$(10,956)	$105,855

Net Income/(Loss)	$(10,956)	$105,287
Preferred Distribution on Subsidiary	(3,210)	(6,038)
Net Income/(Loss) available to Company’s Stockholders	$(14,166)	$99,249

Net income (loss) per share, basic and diluted
Continuing operations	$(0.80)	$5.77
Discontinued operations	-	(0.10)
	$(0.80)	$5.67
Weighted average shares outstanding, basic and diluted	17,622,829	17,138,778

See accompanying notes to consolidated financial statements.

Royal Energy Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2018 and 2017

(in thousands, except shares)

	Preferred stock		Common stock		Additional Paid In	Non- Controlling	Accumulated Other Comprehensive	Treasury	Stock Subscription	Accumulated Earnings
	Shares	Amt.	Shares	Amt.	Capital	Interest	Income (Loss)	Stock	Receivable	(Deficit)	Total
Balance December 31, 2016	51,000	$-	17,212,278	$1	$47,295	$37,904	$874	$-	$(213)	$(20,579)	$65,282
Common stock issued for:
Cash	-	-	21,817	-	120	-	-	-	-	-	120
Services and payment of taxes with Rhino stock	-	-	-	-	-	250	-	-	-	-	250
Stock returned for Blue Grove interest	-	-	(10,000)	-	-	-	-	(50)	-	-	(50)
Ganzer employment agreement	-	-	(9,599)	-	-	-	-	-	-	-	-
Issuance of Rhino common unit warrants	-	-	-	-	-	1,264	-	-	-	-	1,264
Equity based compensation	-	-	-	-	-	260	-	-	-	-	260
Stock subscription receivable	-	-	(50,000)	-	(213)	-	-	-	213	-	-
Other	-	-	-	-	-	(90)	-	-	-	-	(90)
Mark-to-market investment, net of tax	-	-	-	-	-	1,186	568	-	-	-	1,754
Adjustments of NCI	-	-	-	-	(887)	(783)	-	-	-	-	(1,670)
Sale of Rhino units	-	-	-	-	-	2,300	-	-	-	-	2,300
Rhino note conversion (issued but not outstanding shares)	-	-	914,797	-	-	-	-	(4,126)	-	-	(4,126)
Rhino preferred distributions	-	-	-	-	-	-	-	-	-	(6,038)	(6,038)
Net (loss) income	-	-	-	-	-	(18,088)	-	-	-	105,287	87,199
Balance December 31, 2017	51,000	$-	18,079,293	$1	$46,315	$24,203	$1,442	$(4,176)	$-	$78,670	$146,455
Net loss	-	-	-	-	-	(12,455)	-	-	-	(10,956)	(23,411)
Preferred Distribution	-	-	-	-	-	-	-	-	-	(3,210)	(3,210)
Impact from adoption of ASU 2016-01	-	-	-	-	-	-	(1,442)	-	-	1,442	-
Equity compensation	-	-	-	-	-	230	-	-	-	-	230
Rhino units as financing cost	-	-	-	-	-	89	-	-	-	-	89
Stock option granted	-	-	-	-	174	-	-	-	-	-	174
Stock compensation	-	-	500,000	-	1,650	-	-	-	-	-	1,650
Balance December 31, 2018	51,000	$-	18,579,293	$1	$48,139	$12,067	$-	$(4,176)	$-	$65,946	$121,977

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

(in thousands)

	Year ended	Year ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,411)	$87,199
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	31,457	43,264
Accretion of asset retirement obligations	1,277	1,556
Deferred tax (benefit) provision	(4,977)	29,116
Amortization of advance royalties	667	1,116
Amortization of debt issuance costs	1,881	1,239
Amortization of common unit warrants	421	-
Asset impairment and related charges	1,825	32,206
Loss on retirement of advance royalties	113	136
Gain on bargain purchase	-	(168,410)
Loss (gain) on sale/disposal of assets, net	(23)	39
Gain on sale of marketable securities	(2,765)	-
Unrealized loss on marketable securities	172	-
Gain on deconsolidation	-	(50)
Equity-based compensation	1,880	330
Equity income of unconsolidated affiliates	-	(36)
Gain/loss on business disposal	-	(1,751)
Accrued interest expense - related party	12	12
Provision of bad debts	737	56
Change in assets and liabilities:
Accounts receivable	4,174	(6,698)
Inventories	6,287	(4,810)
Advance royalties	(958)	(1,098)
Prepaid expenses and other assets	3,153	(3,022)
Accounts payable	4,583	(1,017)
Accrued expenses and other liabilities	(7,643)	5,908
Asset retirement obligations	(1,682)	(1,624)
Net cash provided by operations	17,180	13,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(24,405)	(20,078)
Proceeds from business disposal	-	890
Proceeds from sale of Rhino preferred and common units	-	300
Proceeds from sale of property, plant, and equipment	4,855	656
Proceeds from sale of investment	11,887	-
Net cash used in investing activities	(7,663)	(18,232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowing	5,000	-
Repayment on long term and other debt	(17,051)	-
Borrowings on line of credit	-	132,200
Repayments on line of credit	-	(142,240)
Payments on debt issuance costs	(1,225)	(4,915)
Loan proceeds	1,622	42,469
Proceeds of related party loans	-	85
Payments on related party loans	-	(75)
Proceeds from issuance of common stock	-	120
Deposit for worker’s compensation and surety programs	(8,266)	-
Preferred distributions paid	(6,039)	-
Net cash provided by (used in) financing activities	(25,959)	27,644
Net increase (decrease) in cash and cash equivalents and restricted cash	(16,442)	23,073
Cash and cash equivalents and restricted cash, beginning of period	23,159	86
Cash and cash equivalents and restricted cash, end of period	$6,717	$23,159

Summary Statement of Financial Position:
Cash and cash equivalents	$6,629	$10,834
Restricted cash- current portion	-	7,116
Restricted cash- noncurrent portion	88	5,209
Total	$6,717	$23,159

Supplemental cash flow information
Cash paid for interest	$6,330	$3,252
Cash paid for income taxes	61	-

Non-cash investing and financing activities
Property and equipment additions in accounts payable	1,200	1,000
Stock option for royalty rights	174	-
Rhino units provided to pay off a note payable	-	2,000
Rhino units provided as financing costs	89	-
Issuance of common stock in payment of accrued franchise taxes	-	180
Accrued preferred distributions charged to equity	3,210	6,038

See accompanying notes to consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

1. ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Royal Energy Resources, Inc. (“Royal”) and its wholly owned subsidiary Rhino GP LLC (“Rhino GP”), and majority owned subsidiary Rhino Resource Partners, LP (“Rhino”)(the “Partnership”) (OTCQB:RHNO), a Delaware limited partnership (collectively the “Company”). Rhino GP is the general partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are presented as a direct deduction from long-term debt for the years ended December 31, 2018 and 2017.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3 % for 2018 and 2017.

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

The Company determines the fair value of cash and cash equivalents, trade receivables, prepaid expenses, advanced royalties, deposits, accounts payable and accrued expenses at the acquired carrying value given the highly liquid and short-term nature of these assets and liabilities. The fair value of inventories and property, plant and equipment (inclusive of mineral interests) is determined based on a market approach. The market approach includes the development of an entity-wide value using discounted cash flows and allocating the entity-wide value back to the underlying assets based on observed market prices and historical cost values. The Company evaluates the acquired asset retirement obligations to determine the cost to fulfill the obligation and applies an appropriate discount rate to determine the fair value. The assumptions used in these fair value measurements are not observable in active markets and, thus represent Level 3 fair value measurements. The fair value of the long-term debt acquired is analyzed through comparison of similar debt instruments and interest rates in active markets, and thus the assumptions used for the long-term debt represent Level 2 fair value measurements.

Occasionally (e.g., distress sales), the Company’s consideration transferred is less than the fair value of the identifiable net assets acquired. Such a transaction results in an economic gain to the Company and is referred to as a bargain purchase. Any such gain is recognized in earnings only after a thorough reassessment of all elements of the accounting for the acquisition.

Noncontrolling Interests. All of Rhino equity interests in its operating partnership not held by the Company are reflected as noncontrolling interests. In the consolidated statements of operations, the Company allocates net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to Royal.

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

Revenue Recognition. The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts recorded on the Royal financial statements (See Note 22 for additional discussion). Most of the Company’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, the title or risk of loss has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

Freight and handling costs paid directly to third-party carriers and invoiced separately to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively. Freight and handling costs billed to customers as part of the contractual per ton revenue of customer contracts is included in coal sales revenue.

Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Partnership carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

Equity-Based Compensation. The Company applies the provisions of ASC Topic 718 to account for any stock/unit awards granted to employees, directors or consultants. This guidance requires that all share-based payments to employees or directors, including grants of stock options, be recognized in the financial statements based on their fair value. Royal has granted stock awards to officers and consultants and Rhino GP has granted restricted units to directors and certain employees of Rhino GP and Rhino. The fair value of each stock grant, stock option and each restricted unit award was calculated using the closing price of Rhino’s common units or Royal’s share price on the date of grant.

Derivative Financial Instruments. On occasion, the Company has used diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The Company’s diesel fuel contracts have met the requirements for the normal purchase normal sale (“NPNS”) exception prescribed by the accounting guidance on derivatives and hedging, based on management’s intent and ability to take physical delivery of the diesel fuel. The Company had one diesel fuel contract as of December 31, 2018 to purchase approximately 1.0 million gallons of diesel fuel at fixed prices through December 31, 2019.

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

The Company is subject to U.S. federal income tax and state income tax in several jurisdictions. The Company has filed federal but not all of its required state income tax returns for 2014, 2015, 2016 and 2017, and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements as of and for the year ended December 31, 2018, management has used its best estimates to compute the Company’s provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management’s estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying consolidated balance sheet at December 31, 2018 once these issues are resolved.

The tax years ended in 2015 through 2017 remain open for examination for U.S. federal income tax and tax years ended in 2014 through 2017 are open for state income tax examination upon filing.

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

Recently Issued Accounting Standards. In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value and recognize any changes in fair value in net income. An exception is available for equity investments without a readily determinable fair value, but provides a new measurement alternative where entities may choose to measure those investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in transactions for the same issuer. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. Upon adoption during 2018, the Company recorded a $1.4 million reclassification from accumulated other comprehensive income to partners’ accumulated earnings relating to securities with a readily determinable fair value.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. The standard is effective for public companies with fiscal years beginning after December 31, 2018. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The Company has established an implementation team and has implemented a new lease accounting information system. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Company will adopt the standard in the first quarter of 2019 and elect this transition method to apply the standard prospectively. The Company’s adoption of this standard is expected to result in the recognition of between $13.0 million and $16.0 million of right-of-use assets and lease liabilities on the consolidated balance sheets.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this standard in its consolidated financial statements, which has no current period impact but may impact future periods in which acquisitions are completed.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480), I. Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of ASU 2017-11 will result in freestanding equity-linked financial instruments, such as warrants, and conversion options in convertible debt or preferred stock to no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification. The amendments in Part II do not require any transition guidance as the amendments do not have an accounting effect. The amendments in ASU 2017-11 will be effective on January 1, 2020, and the Part I amendments must be applied retrospectively. Early application is permitted. The Company early adopted ASU 2017-11, which did not have any material impact.

3. ACQUISITION

In March of 2016, the Company acquired a majority interest in Rhino at a price less than fair value of the net identifiable assets, and a $168.4 million gain on bargain purchase was recorded in 2017, upon completion of the acquisition accounting. The bargain purchase gain is reported as other income in the consolidated statements of operations. Prior to recognizing a bargain purchase, management reassessed whether all assets acquired and liabilities assumed had been correctly identified, and reviewed the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, management concluded that the recognition of a bargain purchase gain was appropriate for this acquisition.

4. Discontinued Operations

ARQ Royalty Interest

On March 23, 2018, the Company and ARQ Gary Land LLC (ARQ) executed an option agreement related to a West Virginia mineral royalty interest controlled by the Company. The option allowed ARQ the option to purchase the Company’s royalty stream for $1.8 million. ARQ did not exercise the option and the option agreement expired during the three months ended September 30, 2018. The Company has fully impaired the royalty interest during the fourth quarter of 2018 due to market conditions. The Company has recorded a $1.8 million asset impairment charge in the statements of operations and comprehensive income (loss) to reflect this impairment in 2018.

Sands Hill.

On November 7, 2017, the Company closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in Sands Hill Mining LLC to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining LLC after the closing date. The Company recognized a gain of $1.8 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation. The disposition of Sands Hill Mining LLC resulted in the Partnership exiting its limestone sales business. The previous operating results of Sands Hill Mining LLC have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2017.

Sands Hill Mining LLC

Major components of net income from discontinued operations for Sands Hill Mining LLC for years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended December 31,
	2018	2017

Major line items constituting income from discontinued operations for the Sands Hill Mining disposal:
Coal sales	$-	$1,280
Limestone sales	-	3,483
Other revenue	-	1,503
Total revenues	-	6,266

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	6,479
Freight and handling	-	771
Depreciation, depletion and amortization	-	2,827
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	91
(Gain) on sale/disposal of assets, net	-	(1,751)
Interest income	-	-
Interest expense and other	-	-
Total costs, expenses and other	-	8,417
Income (loss) from discontinued operations before income taxes for the Sands Hill Mining disposal	-	(2,151)
Income tax benefit	-	(433)
Net income (loss) from discontinued operations	$-	$(1,718)

Cash Flows.

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Company did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash investing items for any period presented.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2018 and 2017, consisted of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Other prepaid expenses	$973	$732
Prepaid insurance	1,397	1,445
Prepaid leases	92	92
Supply inventory	306	434
Total	$2,768	$2,703

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2018 and 2017, are summarized as follows:

	Useful Lives	December 31, 2018	December 31, 2017

Land and land improvements		$9,406	$10,104
Mining and other equipment and related facilities	2-20 Years	204,605	188,140
Mine development costs	1-15 Years	6,714	1,598
Coal properties	1-15 Years	31,396	33,197
Construction work in process		3,199	5,227
Total		255,320	238,266
Less accumulated depreciation, depletion and amortization		(75,206)	(44,696)
Net		$180,114	193,570

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal and oil and natural gas properties, amortization expense for mine development costs and amortization expense for intangible assets for the years ended December 31, 2018 and 2017, are summarized as follows:

	December 31,
	2018	2017
	(in thousands)
Depreciation expense – mining and other equipment and related facilities	$30,474	$39,320
Depletion expense for coal properties	667	1,012
Amortization of mine development costs	248	72
Amortization of intangible assets	68	33
	$31,457	$40,437

During 2017, the Company revalued its Rhino assets acquired in 2016 (see Note 3) which caused a substantial increase in depreciation. The 2017 depreciation includes approximately $12.9 million relating to the change in depreciation estimate impact related to 2016.

On May 17, 2018, the Company entered into a sale leaseback agreement with Wintrust Commercial Finance for certain equipment previously owned by the Company. The Company received approximately $3.7 million of proceeds, of which $1.7 million was used to reduce debt. The lease agreement has a thirty-six month term. The Company recorded a loss of $0.2 million on the sale of the equipment which is included on the (Gain)/Loss on sale/disposal of assets-net line in the Company’s consolidated statements of operations.

Asset Impairments-2018

 We performed a comprehensive review of our coal mining operations as well as potential future development projects for the year ended December 31, 2018 to ascertain any potential impairment losses. We did not record any impairment losses for coal properties, mine development costs or coal mining equipment and related facilities for the year ended December 31, 2018. We did record an impairment loss for the ARQ royalty interest during the fourth quarter of 2018 (see Note 4).

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

The Company completed a comprehensive review of all assets beyond those related to Rhino and identified impairments in 2017. The Company holds a royalty from ARQ Gary Land, LLC, f/k/a Hendricks Gary Land, LLC (“ARQ”)(net of royalties granted to a third party) of $1.075 on raw coal and coal refuse and $1.50 on processed or refined coal mined or removed from the Alpheus Coal Impoundment reclamation site in McDowell County, West Virginia under an agreement dated March 22, 2016. Mining had not commenced on the site as of December 31, 2017 or 2018. The ARQ royalty was determined to be impaired based upon facts and circumstances related to its carrying amount. The value of the ARQ royalty at December 31, 2017 was based on an option that we granted to ARQ to purchase the royalty (See Note 4). Accordingly, the Company recorded an asset impairment loss of $2.6 million in the fourth quarter of 2017 for the ARQ royalty.

Additionally, at December 31, 2017, management determined that its investment in Blaze Minerals was impaired and removed the entire investment and associated assets from the consolidated financial statements. Accordingly, the Company recorded an additional asset impairment loss of $7.0 million in the fourth quarter of 2017.

7. INTANGIBLE ASSETS

The Partnership and Rhino Resource Holdings LLC (“Rhino Holdings”) executed an option agreement in December 2016 where the Partnership received a call option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy. In exchange for Rhino Holdings granting the Partnership the call option, the Partnership issued 5.0 million common units to Rhino Holdings upon the execution of the option agreement. The Partnership valued the call option at $21.8 million based upon the closing price of the Partnership’s publicly traded common units on the date the option agreement was executed. The Partnership has determined the value of the common units issued at December 30, 2016 of $21.8 million constituted an amount that would be applied to the potential acquisition of Armstrong Energy. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such the Partnership concluded that the call option was fully impaired. As such, the Partnership recorded an impairment charge of $21.8 million related to the call option, which has been recorded on the Asset impairment and related charges line of the consolidated statements of operations for the year ended December 31, 2017.

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s financing agreement was determined based upon a market approach and approximates the carrying value at December 31, 2018. The fair value of the Partnership’s financing agreement is a Level 2 measurement.

As of December 31, 2018 and December 31, 2017, the Company had a recurring fair value measurement relating to its investment in Mammoth, Inc. The Company acquired 568,794 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK)(“Mammoth Inc.”) through a series of transactions in years prior to 2018. During 2018, the Company sold 464,694 shares for net consideration of approximately $11.9 million. As of December 31, 2018, the Company owned 104,100 shares of Mammoth Inc. The Company’s shares of Mammoth, Inc. are classified as an investment on the Company’s consolidated balance sheets. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

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

For the year ended December 31, 2018, the Company had a nonrecurring fair value measurement related to a stock option (see Note 16). The Company calculated the fair value of the stock option using a Black-Scholes model with inputs that include the stock options’ strike price, the term of the agreement, historical volatility of the Company’s common shares and the risk free interest rate. The nonrecurring fair value measurement for the stock grant for the year ended December 31, 2018 was a Level 2 measurement.

For the year ended December 31, 2018, the Company had a nonrecurring fair value measurement related to a stock grant (see Note 19).  The Company calculated the fair value of the stock grant using the Company’s stock price at date of settlement.  The nonrecurring fair value measurement for the stock grant for the year ended December 31, 2018 was a Level 1 measurement.

9. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Deposits-workers compensation and surety programs	$8,266	$-
Deposits and other	1,250	423
Non-current receivable	24,192	27,806
Deferred expenses	158	340
Restricted cash	88	5,209
	$33,954	$33,778

Non-current receivable.

As of December 31, 2018 and 2017, the non-current receivable balance of $24.2 and $27.8 million respectively, consisted of the amount due from workers’ compensation and black lung insurance providers for potential claims that are the primary responsibility of Rhino, but are covered under Rhino’s insurance policies. See Note 15 for discussion of the offsetting balances that are also recorded in other non-current workers’ compensation liabilities.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Payroll, bonus and vacation expense	2,151	2,888
Non-income taxes	2,317	3,130
Royalty expenses	1,669	2,410
Accrued interest	152	162
Health claims	868	871
Workers’ compensation & pneumoconiosis	1,900	1,750
Income taxes (Note 20)	134	584
Other	1,412	822
	$10,603	$12,617

11. NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(in thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated April 26, 2017; owed E-Starts Money Co., a related party; non-interest bearing	10	10
	$514	$514

The related party notes payable have accrued interest of $46 thousand at December 31, 2018 and $34 thousand at December 31, 2017. Related party interest expense amounted to $12 thousand for both years ended December 31, 2018 and 2017.

12. DEBT

Debt as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Note payable- Financing Agreement	$29,048	$40,000
Note payable- other debt	522	-
Note payable to Cedarview	2,500	2,500
Net unamortized debt issuance costs	(4,121)	(4,688)
Net unamortized original issue discount	(843)	(1,264)
Total	27,106	36,548
Current portion	(3,174)	(5,475)
Long-term debt	$23,932	$31,073

Financing Agreement

On December 27, 2017, Rhino Energy LLC (“Rhino Energy”), a wholly-owned subsidiary of the Partnership, certain of Rhino Energy’s subsidiaries identified as Borrowers (together with Rhino Energy, the “Borrowers”), the Partnership and certain other Rhino Energy subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide Borrowers with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

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

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement was payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, the Borrowers must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) of the Partnership and its subsidiaries for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by Rhino Energy, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (ii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iii) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (iv) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (v) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iii) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (iv) incur restrictions on the payment of dividends, (v) prepay or modify the terms of other indebtedness, (vi) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (vii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ended June 30, 2018.

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

On April 17, 2018, the Partnership amended the Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the extension of the due date for lease consents required under the Financing Agreement to June 30, 2018 and the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provided that the Partnership could sell additional shares of Mammoth Energy Services Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. The Partnership reduced its outstanding debt by $3.4 million with proceeds from the sale of Mammoth Energy Services Inc. stock in the second quarter of 2018.

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

On December 20, 2018, the Partnership, entered into a limited waiver and consent (the “Waiver”) to the Financing Agreement. The Waiver relates to the sales by the Partnership of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce the Partnership’s debt under the Financing Agreement. As of the date of the Waiver, the Partnership had sold 9 individual lots in smaller transactions. On December 31, 2018, the Partnership used the sale proceeds of approximately $379,000 to reduce the debt. Rather than transmitting net proceeds with respect to each individual transaction, the Partnership and Lenders agreed in principle to delay repayment until an aggregate payment could be made at the end of 2018. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by the Partnership until a later date to be determined by the Lenders.

On February 13, 2019, the Partnership entered into a second amendment to the Financing Agreement. Please refer to Note 24 (Subsequent Events) of the consolidated financial statements.

At December 31, 2018, $29.0 million was outstanding under the Financing Agreement at a variable interest rate of Libor plus 10.00% (12.53% at December 31, 2018).

Common Unit Warrants

The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s units on the OTC market as of December 27, 2017.  The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding.  The warrant agreement includes a provision for a cashless exercise whereby the warrant holders can receive a net number of common units.  Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.  The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding reduction in Long-term debt, net on the Company’s consolidated balance sheets.

Letter of Credit Facility – PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provided that the Partnership pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that the Partnership reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. The Partnership’s obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. The Partnership was to indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The Partnership provided cash collateral to its counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. The Partnership had no outstanding letters of credit at December 31, 2018.

Cedarview

On June 12, 2017, the Company entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Lender”), under which the Company borrowed $2,500,000 from the Lender. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. The Company and the Lender simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which the Company pledged 5,000,000 Common Units in the Partnership as collateral for the loan. The loan is payable through quarterly payments of interest only until May 31, 2019, when the loan matures, at which time all principal and interest is due and payable. The Company deposited $350,000 of the loan proceeds into an escrow account, from which interest payments for the first year will be paid. After the first year, the Company is obligated to maintain at least one quarter of interest on the loan in the escrow account at all times. In consideration for the Lender’s agreement to make the loan, the Company has transferred 25,000 Common Units of Rhino to the Lender as a fee. The Company intended to use the proceeds to repay in full all loans made to the Company by E-Starts Money Co. in the principal amount of $578,593, and the balance for general corporate overhead, as well as costs associated with potential acquisitions of mineral resource companies, including legal and engineering due diligence, deposits, and down payments. See Note 24 for updated terms of this note which impact the current and long-term presentation of this note at December 31, 2018.

Weston Energy LLC

The Company entered into a short-term note payable with Weston Energy LLC (“Weston”) dated December 30, 2016 and due January 15, 2017 with interest at 8% per annum. On January 27, 2017, the Company sold 100,000 of its Series A preferred units to Weston and the other 100,000 Series A preferred units to another third party. The proceeds were used to repay the loan from Weston in the amount of $2.0 million.

The Company did not capitalize any interest costs during the years ended December 31, 2018 and 2017.

Principal payments on long-term debt (excluding unamortized debt issuance costs and unamortized warrant costs) due subsequent to December 31, 2018 are as follows:

(in thousands)

2019	$3,174
2020	28,896
Total principal payments	$32,070

13. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the year ended December 31, 2018 and 2017 are as follows:

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Balance at beginning of year, including current portion	$15,994	$21,720
Revaluation (net of disposal)	-	(5,267)
Accretion expense	1,277	1,556
Adjustments to the liability from annual recosting and other	(1,383)	(1,695)
Disposal (1)	-	(260)
Liabilities settled	(299)	(60)
Balance at end of period	15,589	15,994
Less current portion	(465)	(498)
Non-current portion	$15,124	$15,496

(1) The ($0.3) million adjustment for the year ended December 31, 2017 relates to the sale of the Sands Hill Mining entity as discussed in Note 4.

14. INCOME TAXES

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal:
Current	$(345)	$345
Deferred	(2,940)	24,898
State and local:
Current	(47)	76
Deferred	(2,038)	4,651
Income tax contingency- see below
Income tax expense	$(5,370)	$29,970

The expected tax expense based on the statutory rate is reconciled with the actual expense as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
U.S. federal statutory rate	$(6,044)	$41,610
State income tax, net of federal benefit	(1,647)	3,083
Impact of tax legislation	-	(17,367)
Change in valuation allowance	(58)	(3,063)
Loss (income) allocated to noncontrolling interest	2,616	5,983
Other, net	(237)	(276)
Income tax contingency- see below
Income tax expense	$(5,370)	$29,970

The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The Company has reflected the impact of the 2017 Tax Act on its income taxes in the tables contained in this note. The adjustment described above is mainly due to the remeasurement of deferred income taxes resulting from the federal income tax rate change from 35% to 21%. During 2018 the Company completed its analysis of the Act as provided by SAB 118. The Company has not recorded any adjustments related to the Act during 2018 that would materially change the amounts recorded at December 31, 2017.

A valuation allowance was recorded by the Company at the end of 2016 for the net deferred tax asset after the Company considered carryback potential, tax planning strategies and the projection of future taxable income. The change in valuation allowance shown in the rate reconciliation is due, in part, to impairments and net operating losses as of the end of 2016 being fully reserved but recognized in 2017 after the recording of the bargain purchase gain and the taxable differences resulting therefrom. Additionally, a valuation allowance was recorded for capital losses and an impairment which occurred in 2017. The valuation allowance related to the capital loss was reversed in 2018.

Deferred tax assets and liabilities consists of the effects of temporary differences attributable to the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Loss and credit carryforwards including AMT	$6,021	$1,204
Asset impairment	6,467	6,307
Accrued expenses and other	26	96
Investment in public limited partnership	(36,561)	(36,488)
Valuation allowance	(1,664)	(1,811)
Net deferred tax liabilities	$(25,711)	$(30,692)

A reconciliation of the changes in the valuation allowance is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning balance	$1,811	7,415
Current year addition	54	2,830
Current year reduction	(126)	(7,416)
Tax rate change	(75)	(1,018)
Ending balance	$1,664	$1,811

The Company has loss carryforwards for U.S. federal income tax purposes of $20.8 million, $2.8 million of which that will expire from 2034 to 2036 and the balance has no expiration. Additionally, the Company has $10.2 million of loss carryforwards for state income tax purposes, $2.5 million of which that expire from 2035 to 2036 and the balance has no expiration. The alternative minimum tax credit carryforward for 2017 has been recorded as a deferred tax asset as it is fully refundable and can be utilized to offset regular tax during the years 2018 through 2021.

The Company has not recorded a reserve for uncertain tax positions for federal or state income taxes. See Income Tax Contingency below.

Income Tax Contingency

The Company has filed federal but not all of its required state income tax returns for 2014, 2015, 2016 and 2017, and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements as of and for the year ended December 31, 2018, management has used its best estimates to compute the Company’s provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management’s estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying consolidated balance sheet at December 31, 2018 once these issues are resolved.

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

The Company’s black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Company’s actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Company’s liability for traumatic workers’ compensation injury claims is the estimated present value of current workers’ compensation benefits, based on actuarial estimates, which are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 4.0% and 3.5%, for December 31, 2018 and 2017, respectively and for workers’ compensation the discount rate was 3.4% and 3.0% at December 31, 2018 and 2017, respectively.

The uninsured black lung and workers’ compensation expenses for the year ended December 31, 2018 and 2017 are as follows:

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Black lung benefits:
Service cost	$(296)	$1,771
Interest cost	391	344
Actuarial loss/(gain)	(893)	924
Total black lung	(798)	3,039
Workers’ compensation expense	3,912	3,231
Total expense	$3,114	$6,270

The changes in the black lung benefit liability for the year ended December 31, 2018 and 2017 are as follows:

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Benefit obligations at beginning of year	$11,446	$8,782
Service cost	(296)	1,771
Interest cost	391	344
Actuarial loss (gain)	(893)	924
Benefits and expenses paid	(554)	(375)
Benefit obligations at end of year	$10,094	$11,446

The classification of the amounts recognized for the workers’ compensation and black lung benefits liability as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Black lung claims	$10,094	$11,446
Insured black lung and workers’ compensation claims	24,191	27,806
Workers’ compensation claims	4,706	5,216
Total obligations	38,991	44,468
Less current portion	(1,900)	(1,750)
Non-current obligations	$37,091	$42,718

The balance for insured black lung and workers’ compensation claims as of December 31, 2018 and 2017 consisted of $24.2 million and $27.8 million respectively. This is a primary obligation of the Company, but is also due from the Company’s insurance providers and is included in Note 9 as non-current receivables. The Company presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the results of operations or cash flows.

16. STOCKHOLDERS’ EQUITY

At December 31, 2018 and 2017, the authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.00001 per share, and 5,000,000 shares of Preferred Stock, par value $0.00001 per share.

Royal Series A preferred stock

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

At December 31, 2018 and 2017, 51,000 shares of Series A Preferred Stock were issued and outstanding.

Common Stock Transactions

On January 30, 2018, Ronald Phillips resigned as president of the Company. Mr. Phillips remained a consultant to the Company through May 30, 2018. As part of Mr. Phillips severance arrangement, he was paid $100,000 and received 400,000 shares of Company restricted common shares and 100,000 shares of Company common registered shares. The shares were valued based on the Company’s stock price at the date of the severance agreement settlement for a total fair value of $1,650,000, which is reflected as stock compensation expense and additional paid in capital in the accompanying consolidated financial statements.

In November 2017, the Company entered an overriding royalty agreement with a third party regarding a coal transloading facility on the Ohio River. The Company originally committed to issue $0.4 million of Company common stock as consideration for this royalty stream. The Company never issued the stock. On August 21, 2018, the royalty agreement was amended to remove the stock transfer requirement through issuance of a stock option. The Company granted the counterparty a 10-year stock option to 100,000 shares at $4.00 per share. The Company determined through a Black Scholes model that the fair value of the option was $174,000 through the following key assumptions: stock price $2.01, $4.00 strike price per share, risk free rate 2.85% and volatility 100%. The Company is amortizing the cost of the option over the estimated life of the royalty stream (3 years) retroactive to inception.

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

Rhino Series A preferred stock

During the year ended December 31, 2018, the Partnership paid $6.0 million in preferred distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. The Partnership also accrued $3.2 million for preferred distributions as of December 31, 2018.

At December 31, 2018 and 2017, 51,000 shares of Series A Preferred Stock were issued and outstanding.

17. RELATED PARTY TRANSACTIONS

On March 6, 2015, the Company borrowed $203,593 from E-Starts Money Co. (“E-Starts”) pursuant to a 6% demand promissory note. The proceeds were used to repay all of the Company’s indebtedness at the time. E-Starts is owned by William L. Tuorto, the Company’s Chairman and Chief Executive Officer. Since the initial loan, the Company has borrowed additional amounts from E-Starts, the proceeds of which were used to pay Company expenses. The total amount owed to E-Starts at both December 31, 2018 and 2017 was $513,989 and $513,989, respectively, plus accrued interest. See Note 11 for detail of all outstanding notes.

In 2015 and 2016, the Company advanced Ian Ganzer and GS Energy, LLC certain amounts. Ian Ganzer was the Company’s chief operating officer at the time, a position which Mr. Ganzer resigned in September 2016. GS Energy, LLC is owned by Ian and Gary Ganzer and is a creditor of Blue Grove Coal, LLC, which at the time was a subsidiary of the Company. All amounts owed by Mr. Ganzer and GS Energy, LLC were settled as of July 1, 2017, pursuant to an agreement under which the Company reconveyed Blue Grove Coal, LLC to the Ganzers.

The following table reflects additional related party transactions for the years ended December 31, 2018 and 2017:

Related Party	Description	2018	2017
		(in thousands)
Cox Holsted	Professional services	$40	$60
Mammoth Energy Partners LP	Investment in unconsolidated affiliate	-	40
Mammoth Energy Services, Inc.	Proceeds from sale of shares	11,887	-
Sturgeon Acquisitions LLC	Equity in net income of unconsolidated affiliate	-	(4)
Weston Energy LLC	Preferred distribution accrual	3,210	6,038

18. EMPLOYEE BENEFITS

401(k) Plans

The Company sponsors defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the period owned by the Company is included in cost of operations and selling, general and administrative expense in the consolidated statements of operations and was as follows:

	Year ended	Year ended
	December 31, 2018	December 31, 2017

401(k) plan expense	$1,742	$1,453

19. EQUITY-BASED COMPENSATION

Stock option plan

The Royal Energy Resources, Inc. 2015 Stock Option Plan and the Royal Energy Resources, Inc. 2015 Employee, Consultant and Advisor Stock Compensation Plan (“Plans”) were approved by the Company’s board on July 31, 2015. Each Plan reserves 1,000,000 shares for awards under each Plan. The Company’s Board of Directors is designated to administer the Plan. No options are outstanding under the Plans at December 31, 2018 and 2017. The Company issued 100,000 and 0 shares under the Employee, Consultant and Advisor Stock Compensation Plan during years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, there are 1,000,000 shares available under the Stock Option Plan and 785,098 shares available under the Employee, Consultant and Advisor Stock Compensation Plan. The shares issued under the Employee, Consultant and Advisor Stock Compensation Plan were expensed at their market value on the date of issuance.

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

As of December 31, 2018 and 2017, the general partner had granted restricted units and unit awards to its directors. The Partnership did not have any unrecognized compensation expense of any non-vested LTIP awards as of December 31, 2018 and 2017.

Partners’ Capital

On September 1, 2017, Royal elected to convert certain obligations to the Partnership totaling $4.1 million to shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share. Per the guidance in ASC 505, the Company recorded the $4.1 million conversion of the Weston Promissory Note and Rhino Promissory Note as treasury stock.

20. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies

As of December 31, 2018, the Company had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019	3,699	18
2020	1,979	6
2021	352	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitment

As of December 31, 2018, the Company had a commitment to purchase approximately 1.0 million gallons of diesel fuel at a fixed price from January 2019 through December 2019 for approximately $2.2 million.

Purchased Coal Expenses

The Company incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Company incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Purchased coal expense	$31	$377
OTC expense	-	-

Leases

The Company leases various mining, transportation and other equipment under operating leases. The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2018 and 2017 were as follows:

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Lease expense	$3,917	$3,752
Royalty expense	$13,607	$14,274

Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying consolidated balance sheets) are as follows:

Years Ending December 31,	Royalties	Leases
	(in thousands)
2019	$1,580	$3,924
2020	1,568	3,867
2021	1,568	3,044
2022	1,568	1,702
2023	1,568	700
Thereafter	7,842	1,730
Total minimum royalty and lease payments	$15,694	$14,967

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

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated balance sheets. The Company had no outstanding letters of credit at December 31, 2018. The Company had outstanding surety bonds with third parties of $42.6 million as of December 31, 2018 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Partnership’s surety bond provider. As of December 31, 2018, we had approximately $42.6 million in surety bonds outstanding to secure the performance of our reclamation obligations. Of the $42.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions. We can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim.  While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

The Financing Agreement is fully and unconditionally, jointly and severally guaranteed by Rhino and substantially all of its wholly owned subsidiaries. Borrowings under the financing agreement are collateralized by the unsecured assets of the Partnership and substantially all of its wholly owned subsidiaries. See Note 12, for a more complete discussion of the Company’s debt obligations.

Income Tax

The Company has filed federal but not all of its required state income tax returns for 2014, 2015, 2016 and 2017, and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements as of and for the year ended December 31, 2018, management has used its best estimates to compute the Company’s provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management’s estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying consolidated balance sheet at December 31, 2018 once these issues are resolved.

21. MAJOR CUSTOMERS

The Company had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables:

	Year ended	Year ended	Year ended	Year ended
	December 31, 2018 Receivables	December 31, 2018 Sales	December 31, 2017 Receivables	December 31, 2017 Sales

Revenues
Javelin Global	$4,347	$52,777	$2,470	$15,090
LGE/KU	467	13,480	1,483	40,217
Integrity Coal	937	24,089	2,238	24,234
Dominion Energy	n/a	19,045	1,232	22,087
Big Rivers	863	20,342	-	21,716
PacifiCorp Energy	960	12,343	1,717	16,518

22. REVENUES

The Company adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Company’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99% of the Company’s total revenues for the years ended December 31, 2018 and 2017. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1% of the Company’s total revenues for the years ended December 31, 2018 and 2017.

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

The following table disaggregates revenue by type for the years ended December 31, 2018 and 2017:

	Years
	Ended December 31,
	2018	2017
Coal Sales:
Steam coal	$157,254	$153,159
Met coal	87,015	64,033
Other revenues	3,669	1,549
Total	$247,938	$218,741

23. SEGMENTS

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

The Company operates as a single primary reportable segment relating to its coal investments. The Company has some general corporate assets that it breaks out separately as unallocated corporate assets in the segment disclosure. All of the Company’s revenues relate to the coal segment.

A reconciliation of the Company’s consolidated assets to the total of the coal segment assets is provided below as of December 31, 2018 and 2017:

Segment assets (1)	2018	2017
Primary	$213,504	237,740
Corporate, unallocated	42,455	63,198
Total assets	$255,959	300,938

(1) Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

24. SUBSEQUENT EVENTS

Effective February 13, 2019, Rhino Energy (the “Operating Company”), the Partnership, certain of Rhino Energy’s subsidiaries, identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Rhino Energy subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a second amendment (the “Amendment”) to the Financing Agreement originally executed on December 27, 2017 with Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”). The Amendment provides the Lender’s consent for the Partnership to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders an amount not to exceed approximately $3.2 million. The Amendment allows the Partnership to sell its remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waives the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement.

The Amendment also waives any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of the Borrowers failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by the Partnership on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amends the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

On March 5, 2019, the Company modified the terms of the Cedarview note (see Note 12), to modify the maturity date with $1.0 million of the note balance due by May 31, 2019 with the remaining balance of $1.5 million and associated accrued interest due May 31, 2020. The Company paid a $45,000 loan extension fee to execute this agreement. All other terms of the note remain the same.

