Form 10-Q
period 2019-03-31
Royal Energy Resources, Inc.
filed 2019-05-14
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

As of May 7, 2019, the registrant had 18,579,293 shares of common stock issued and outstanding (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Convertible Preferred Stock outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; declines in demand for electricity and coal; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in (1) this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2018, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2019	December 31, 2018

Assets
CURRENT ASSETS
Cash and cash equivalents	$4,775	$6,629
Accounts receivable	17,090	15,475
Inventories	11,420	6,573
Investment in marketable securities	-	1,872
Advance royalties, current portion	366	548
Prepaid expenses and other assets	1,841	2,768
Total current assets	35,492	33,865
PROPERTY, PLANT AND EQUIPMENT:
Coal properties, mine development and construction costs	255,358	255,320
Less accumulated depreciation, depletion and amortization	(83,543)	(75,206)
Net property, plant and equipment	171,815	180,114
Operating lease right-of-use assets, net	13,523	-
Advance royalties, net of current portion	8,366	8,026
Other non-current assets	33,615	33,954
TOTAL ASSETS	$262,811	$255,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$20,767	$14,112
Accrued expenses and other	11,106	10,603
Accrued preferred distributions	300	3,210
Current portion of lease liabilities	3,175	-
Notes payable - related party	514	514
Current portion of long-term debt	4,057	3,174
Current portion of asset retirement obligations	465	465
Related party advances and accrued interest payable	49	46
Total current liabilities	40,433	32,124
NON-CURRENT LIABILITIES:
Long-term debt, net	22,652	23,932
Deferred tax liability, net	23,582	25,711
Asset retirement obligations, net of current portion	15,436	15,124
Operating lease liabilities, net of current portion	9,971	-
Other non-current liabilities	37,322	37,091
Total non-current liabilities	108,963	101,858
Total liabilities	149,396	133,982
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,579,293 shares issued and 17,664,496 outstanding at both March 31, 2019 and at December 31, 2018	1	1
Additional paid-in capital	48,139	48,139
Treasury stock	(4,176)	(4,176)
Accumulated earnings	62,114	65,946
Total stockholders’ equity owned by common shareholders	106,078	109,910
Non-controlling interest	7,337	12,067
Total stockholders’ equity	113,415	121,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,811	$255,959

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Three Months Ended,	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUES:
Coal sales	$57,863	$54,272
Other revenue	893	581
Total revenues	58,756	54,853
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	54,417	49,514
Freight and handling costs	1,155	904
Depreciation, depletion and amortization	8,354	7,536
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization shown separately above)	3,070	4,901
Loss on sale/disposal of assets, net	778	55
Total costs and expenses	67,774	62,910
LOSS FROM OPERATIONS	(9,018)	(8,057)
INTEREST AND OTHER EXPENSE/(INCOME:)
Interest expense	1,807	2,059
Interest income	-	(7)
(Gain) on sale of marketable securities	(433)	(2,906)
Other (income)/expense	-	(6)
Total other expense/(income)	1,374	(860)
NET INCOME/(LOSS) BEFORE INCOME TAX	(10,392)	(7,197)
Income tax benefit	2,130	773
NET INCOME/(LOSS)	(8,262)	(6,424)
Less net income/(loss) attributable to non-controlling interest	(4,730)	(3,196)
Preferred distribution on subsidiary	(300)	(300)
Net Income/(Loss) attributable to Company’s Stockholders	$(3,832)	$(3,528)
Net income (loss) per share, basic and diluted
Continuing operations	$(0.22)	$(0.18)
Weighted average shares outstanding, basic and diluted	17,664,496	17,497,829

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months ended March 31, 2019 and 2018

(in thousands)

	2019	2018
NET INCOME/(LOSS)	$-	$(6,424)
Less net income/(loss) attributable to non-controlling interest	-	(3,196)
OTHER COMPREHENSIVE INCOME (LOSS):
Fair market value adjustment for available-for-sale investment, net of tax benefit ($0 and $573, respectively)	-	3,609
Reclass for disposition, net of tax expense ($0 and $362, respectively)	-	(2,282)
Less other comprehensive earnings attributable to non-controlling interest	-	696
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$-	$(2,597)

See accompanying notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2019 and 2018

(in thousands, except shares)

	Preferred stock		Common stock		Additional Paid In	Accumulated Other Comprehensive	Treasury	Accumulated Earnings	Non-Controlling
	Shares	Amt.	Shares	Amt.	Capital	Income (Loss)	Stock	(Deficit)	Interest	Total
Balance December 31, 2018	51,000	$-	18,579,293	$1	$48,139	$	$(4,176)	$65,946	$12,067	$121,977
Rhino preferred distributions	-	-	-	-	-	-	-	(300)	-	(300)
Net (loss) income	-	-	-	-	-	-	-	(3,532)	(4,730)	(8,262)
Balance March 31, 2019	51,000	-	18,579,293	$1	$48,139	$-	$(4,176)	$62,114	$7,337	$113,415

	Preferred stock		Common stock		Additional Paid In	Accumulated Other Comprehensive	Treasury	Accumulated Earnings	Non-Controlling
	Shares	Amt.	Shares	Amt.	Capital	Income (Loss)	Stock	(Deficit)	Interest	Total
Balance December 31, 2017	51,000	$-	18,079,293	$1	$46,315	$1,442	$(4,176)	$78,670	$24,203	$146,455
Stock compensation	-	-	500,000	-	1,650	-	-	-	-	1,650
Rhino units as financing cost	-	-	-	-	-	-	-	-	89	89
Mark-to-market investment, net of tax	-	-	-	-	-	631	-	-	696	1,327
Rhino preferred distributions	-	-	-	-	-	-	-	(300)	-	(300)
Net (loss) income	-	-	-	-	-	-	-	(3,228)	(3,196)	(6,424)
Balance March 31, 2018	51,000	-	18,579,293	$1	$47,965	$2,073	$(4,176)	$75,142	$21,792	$142,797

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,262)	$(6,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	(2,130)	(773)
Depreciation, depletion and amortization	8,354	7,536
Accretion on asset retirement obligations	327	318
Amortization of advance royalties	407	185
Amortization of debt issuance costs and common unit warrants	637	516
Loss on retirement of advance royalties	112	108
Loss on sale/disposal of assets—net	778	55
(Gain) on sale of marketable securities	(433)	(2,906)
Equity-based compensation	-	1,650
Accrued interest expense-related party	3	3
Changes in assets and liabilities:
Accounts receivable	(1,615)	3,217
Inventories	(4,847)	107
Advance royalties	(677)	(287)
Prepaid expenses and other assets	553	409
Other long-term assets	324	(7)
Accounts payable	6,447	3,741
Accrued expenses and other liabilities	502	(1,082)
Other liabilities	231	1,245
Asset retirement obligations	(15)	(19)
Net cash provided by operating activities	696	7,592
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Mammoth shares	2,304	4,823
Additions to property, plant, and equipment	(2,001)	(9,179)
Proceeds from sales of property, plant, and equipment	1,401	3
Net cash provided by (used in) investing activities	1,704	(4,353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(146)	(56)
Repayments on financing agreement and other debt	(897)	(5,100)
Repayment on finance lease	(1)	-
Deposit for worker’s compensation program	-	(5,209)
Preferred distributions paid	(3,210)	(6,038)
Net cash used in financing activities	(4,254)	(16,403)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,854)	(13,164)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	6,717	23,160
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$4,863	$9,996

Summary Balance Sheets information:
Cash and cash equivalents	$4,775	$6,268
Restricted cash- current portion	-	3,728
Restricted cash – long term portion	88	-
Total	$4,863	$9,996

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company,” “Royal,”) and its wholly owned subsidiary Rhino GP LLC (“Rhino GP” or “General Partner”), and its majority owned subsidiary Rhino Resource Partners LP (“Rhino” or the “Partnership”) (OTCQB:RHNO), a Delaware limited partnership. Rhino GP is the general partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company combines restricted cash with cash and cash equivalents in the unaudited condensed consolidated statement of cash flows.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated balance sheet as of March 31, 2019, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), the condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 include all adjustments that the Company considers necessary for a fair presentation of the financial position, operating results, cash flows and stockholders’ equity for the periods presented. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed its Annual Report on Form 10-K for the year ended December 31, 2018 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Revenue Recognition. The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in recognizing revenue. Most of the revenue is generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, the title or risk of loss has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the straight line method which approximates the effective interest method over the life of the related debt. Debt issuance costs are presented as a direct deduction from long-term debt as of March 31, 2019 and December 31, 2018. The effective interest rate for the three months ended March 31, 2019 and 2018 was 21% and 18%, respectively.

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Company adopted ASU 2016-02 in the first quarter of 2019 and elected the transition method to apply the standard prospectively and also elected the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company made an election to not separate lease and non-lease components for all leases, and will not use hindsight. Finally, the Company will continue its current policy for accounting for land easements as executory contracts. The standard had a material impact on our unaudited condensed Statements of Financial Position, but did not have an impact on our unaudited condensed Consolidated Statements of Operations. Please refer to Note 5 for disclosures related to the new standard.

Other Comprehensive Income. In accordance with Accounting Standards Codification (“ASU”) 2016-01, which was effective for fiscal years that began after December 15, 2017, the Company ceased recording fair market adjustments for the shares it owns in Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in Other Comprehensive Income during the fourth quarter of 2018; however, the Company did not push back this change to previous 2018 quarters as not deemed material.

Segment Information. The Company has to identify the level at which its most senior executive decision-maker makes regular reviews of sales and operating income. These levels are defined as segments. The Company’s most senior executive decision-maker is the company’s Chief Executive Officer (“CEO”). The regular internal reporting of income to the CEO, which fulfills the criteria to constitute a segment, is done for the coal group as a whole, and therefore the total coal group is the Company’s only primary segment.

A reconciliation of the consolidated assets to the total of the coal segment assets is provided below as of March 31, 2019 and December 31, 2018:

Segment assets (1)	March 31, 2019	December 31, 2018
Primary	$224,507	$213,504
Corporate, unallocated	38,304	42,455
Total assets	$262,811	$255,959

(1) Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

3. PROPERTY

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2019 and December 31, 2018 are summarized by major classification as follows:

	Useful Lives	March 31, 2019	December 31, 2018
		(in thousands)
Land and land improvements		$7,300	$9,406
Mining and other equipment and related facilities	2-20 Years	205,855	204,605
Mine development costs	1-15 Years	7,584	6,714
Coal properties	1-15 Years	31,396	31,396
Construction work in process		3,223	3,199
Total		255,358	255,320
Less accumulated depreciation, depletion and amortization		(83,543)	(75,206)
Net		$171,815	$180,114

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, and amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$8,083	$7,273
Depletion expense for coal properties	140	225
Amortization of mine development costs	117	38
Amortization expense for other assets	14	-
Total depreciation, depletion and amortization	$8,354	$7,536

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Payroll, bonus and vacation expense	$2,104	$2,151
Non income taxes	2,700	2,317
Royalty expenses	2,001	1,669
Accrued interest	85	152
Health claims	907	868
Workers’ compensation & pneumoconiosis	1,900	1,900
Income taxes (Note 9)	134	134
Other	1,275	1,412
Total	$11,106	$10,603

5. NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(in thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated April 26, 2017; owed to E-Starts Money Co., a related party; non-interest bearing	10	10
Total related party notes payable	$514	$514

The related party notes payable have accrued interest of $49 thousand at March 31, 2019 and $46 thousand at December 31, 2018. The Company expensed $3 thousand in interest related to the related party loan in each of the three months ended March 31, 2019 and 2018.

6. DEBT

Debt as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Note payable- Financing Agreement	$28,673	$29,048
Note payable- other debt	-	522
Note payable to Cedarview	2,500	2,500
Finance lease obligation	9	-
Net unamortized debt issuance costs	(3,735)	(4,121)
Unamortized original issue discount	(738)	(843)
Total	26,709	27,106
Current portion	(4,057)	(3,174)
Long-term debt	$22,652	$23,932

Financing Agreement

On December 27, 2017, the Operating Company, a wholly-owned subsidiary of the Partnership, certain of the Operating Company’s subsidiaries identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide the Borrowers with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

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

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Services Inc. and use the net proceeds therefrom to prepay outstanding term loans, which was completed during the first half of 2018 and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018. See Note 19 for information relating to the lenders’ waiver of the Fixed Charge Coverage Ratio for the six-month period ending March 31, 2019.

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

On February 13, 2019, the Partnership entered into a second amendment (the “Amendment”) to the Financing Agreement. The Amendment provided the Lender’s consent for the Partnership to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed the Partnership to sell its remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement.

The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of the Borrowers failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by the Partnership on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

At March 31, 2019, the Company had $28.7 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.50%).

Cedarview

On June 12, 2017, the Company entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Lender”), under which the Company borrowed $2,500,000 from the Lender. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. The Company and the Lender simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which the Company pledged 5,000,000 Common Units in the Partnership as collateral for the loan. The loan was originally payable through quarterly payments of interest only until May 31, 2019, at which time all principal and interest was due and payable. On March 5, 2019, the Company modified the terms of the Cedarview note to modify the maturity date, with $1.0 million of the note balance due by May 31, 2019 and the remaining balance of $1.5 million and associated accrued interest due May 31, 2020. The Company paid a $45,000 loan extension fee to execute this agreement. All other terms of the note remain the same.

7. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2019 and the year ended December 31, 2018 are as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(in thousands)
Balance at beginning of period, including current portion	$15,589	$15,994
Revaluation	-	-
Accretion expense	327	1,277
Adjustments to the liability from annual recosting
and other	-	(1,383)
Liabilities settled	(15)	(299)
Balance at end of period	15,901	15,589
Less current portion	(465)	(465)
Non-current portion	$15,436	$15,124

8. STOCKHOLDERS’ EQUITY

Royal Activity

At March 31, 2019, the authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.00001 per share, and 5,000,000 shares of Preferred Stock, par value $0.00001 per share. The Company did not issue or cancel any shares of capital stock during the three months ended March 31, 2019.

Rhino Activity

During the first quarter of 2019, the Company paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, we paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. The Company accrued approximately $0.3 million for distributions to holders of the Series A preferred units for the three months ended March 31, 2019 and 2018.

9. INCOME TAXES

See Note 10 for discussion of income tax contingencies impacting the Company.

The Company’s effective tax rates for the three months ended March 31, 2019 and 2018 were 20.5% and 11%, respectively.

10. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2019, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q2-Q4	3,360	19
2020	1,880	7
2021	852	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership incurred no purchase coal expense from coal purchase contracts or expense from OTC purchases for the three months ended March 31, 2019 and 2018.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. Please read Note 14 for additional discussion of leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three months ended March 31, 2019 and 2018 are included in Cost of operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Lease expense	$1,254	$430
Royalty expense	$3,905	$3,644

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the unaudited condensed consolidated statements of financial position. The Company had no outstanding letters of credit at March 31, 2019. The Company had outstanding surety bonds with third parties of $42.3 million as of March 31, 2019 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Company’s surety bond provider. Of the $42.3 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions. The Company can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor is the Company aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then the Company may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyers are required to indemnify the Company for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, the Company may not be successful in obtaining any indemnity or any amounts received may be inadequate.

Income Tax Contingency

The Company has filed federal but not all of its required state income tax returns for 2014, 2015, 2016 and 2017, and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In March 2019, the Company received correspondence from the Internal Revenue Service (“IRS”) that it could not process its 2017 federal income tax filing due to the use of an improper year–end reporting period. The Company has begun communications with the IRS to resolve this matter. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements for the three months ended March 31, 2019 and as of and for the year ended December 31, 2018, management has used its best estimates to compute the Company’s provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management’s estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 once these issues are resolved.

11. MAJOR CUSTOMERS

The Company had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	March 31, 2019 Receivable Balance	December 31, 2018 Receivable Balance	Three months ended March 31, 2019 Sales	Three months ended March 31, 2018 Sales
	(in thousands)
Javelin Global	$2,036	$4,347	$12,911	$4,042
Integrity Coal	-	937	2,664	6,528
Dominion Energy	1,268	-	2,497	8,165
Big Rivers	946	863	4,048	5,515
Trafigura Trading	-	-	-	7,159

12. REVENUE

The majority of the Company’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Company’s total revenues for the three months ended March 31, 2019 and 2018. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Company’s total revenues for the three months ended March 31, 2019 and 2018.

The majority of the Company’s coal sales contracts have a single performance obligation (shipment or delivery of coal according to terms of the sales agreement) and as such, the Company is not required to allocate the contract’s transaction price to multiple performance obligations. All of the Company’s coal sales revenue is recognized when shipment or delivery to the customer has occurred, the title or risk of loss has passed in accordance with the terms of the coal sales agreement, prices are fixed or determinable and collectability is reasonably assured. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Company carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

The following table disaggregates revenue by type for the three months ended March 31, 2019 and 2018:

	2019	2018
	(in thousands)
Coal sales:
Steam coal	$41,165	$35,021
Met coal	16,698	19,251
Other revenue	893	581
Total	$58,756	$54,853

13. FAIR VALUE MEASUREMENTS

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

Level Two - The fair value of the assets and liabilities included in Level 2 are based on income approach models that use significant observable inputs.

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Company’s financing agreement was determined based upon a market approach and approximates the carrying value at March 31, 2019. The fair value of the Company’s financing agreement is a Level 2 measurement.

14. LEASES

The Company leases various mining, transportation and other equipment under operating and finance leases. The leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 15 years. The Company determines if an arrangement is a lease at inception. Some of the leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current liabilities and non-current liabilities on the Company’s unaudited condensed consolidated balance sheets. Finance leases are included in plant, property and equipment, current liabilities and long-term liabilities on the unaudited condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments related to the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company utilizes the implicit rate in the lease, if determinable, at the commencement date of the lease to determine the present value of the lease payments. If the implicit rate is not determinable, the Company utilizes its incremental borrowing rate at the commencement date of the lease to determine the present value of the lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Supplemental balance sheet information related to leases follows as of March 31, 2019:

(in thousands)
Operating leases
Operating lease right-of use assets	$13,523

Operating lease liabilities-current	$3,175
Operating lease liabilities-long-term	9,971
Total operating lease liabilities	$13,146

Finance leases
Property. Plant and Equipment, gross	$10
Accumulated depreciation	(1)
Total Property, Plant and Equipment, net	$9

Finance leases - current portion	$4
Finance leases - noncurrent portion	5
Total finance lease obligation	$9

Weighted Average Discount Rate and Terms

Operating leases	7.0%
Finance leases	7.0%
Operating leases	5.4 years
Finance leases	2.1 years

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$977
Operating cash flows for finance leases	$-
Financing cash flows for finance leases	$1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,896
Finance leases	$10

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
	(in thousands)
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$2,986	$4
2020	3,903	5
2021	2,842	4
2022	1,819	-
2023	911	-
Thereafter	3,303	-
Total lease payments	15,764	13
Less imputed interest	2,618	4
Total	$13,146	$9

The components of lease expense were as follows:

Three months ended March 31, 2019
(in thousands)

Operating lease cost	$983

Finance lease cost:
Amortization of right-of-use assets	$1
Interest on lease liabilities	-
Total finance lease cost	$1

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $1.2 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2019 and 2018 excludes approximately $1.4 million and $2.8 million, respectively, of property, plant and equipment additions which are recorded in accounts payable.

16. SUBSEQUENT EVENTS

On May 8, 2019, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the Lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019.

Per agreements dated April 24, 2019, the Company sold its coal royalty interest in a West Virginia property to a third party for $850,000. The Company has no book basis in this coal royalty interest, so substantially all of the proceeds will be recognized as a gain during the second quarter of 2019.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Royal Energy Resources, Inc., Rhino GP LLC, Rhino Resource Partners LP and its subsidiaries, in total. References to “Rhino” or “the Partnership” refer to Rhino Resource Partners LP. References to “general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

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

As of December 31, 2018, we controlled an estimated 268.5 million tons of proven and probable coal reserves, consisting of an estimated 214.0 million tons of steam coal and an estimated 54.5 million tons of metallurgical coal. In addition, as of December 31, 2018, we controlled an estimated 164.1 million tons of non-reserve coal deposits.

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

For the three months ended March 31, 2019, we generated revenues of approximately $58.8 million and a net loss from operations of approximately $8.3 million. For the three months ended March 31, 2019, we produced and sold approximately 1.2 million tons of coal of which approximately 82% was sold pursuant to long-term supply contracts.

Current Liquidity and Outlook

As of March 31, 2019, our available liquidity was $4.8 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

We are limited in obtaining funds from Rhino pursuant to the Financing Agreement to $1 million per year.

We continue to take measures, including cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments - Rhino

Financing Agreement

On May 8, 2019, we entered into a consent with our lenders related to our financing agreement (“the Financing Agreement”). The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019.

On February 13, 2019, we entered into a second amendment (“Amendment”) to the Financing Agreement. The Amendment provided the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

Distribution Suspension

Pursuant to the Partnership agreement, Rhino’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2019, Rhino has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. Rhino has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of March 31, 2019, Rhino has accumulated arrearages of $731.6 million.

Yorktown Litigation

On May 3, 2019, Royal Energy Resources, Inc. (“Royal”), Rhino GP LLC (“Rhino GP”), which is 100% owned by Royal, and Rhino Resource Partners LP (the “Partnership”), of which Rhino GP is the general partner, filed a complaint in the Court of Chancery in the State of Delaware against Rhino Resource Partners Holdings LLC (“Holdings”), Weston Energy LLC (“Weston”), Yorktown Partners LLC and certain Yorktown funds (collectively, the “Yorktown entities”), as well as Mr. Ronald Phillips, Mr. Bryan H. Lawrence and Mr. Bryan R. Lawrence.

The complaint alleges that Holdings violated certain representations and negative covenants under the Option Agreement, dated December 30, 2016 among Holdings, the Partnership, and Weston, as a result of Holdings’ entry into a Restructuring Support Agreement with Armstrong Energy, Inc. (“Armstrong”), its creditors and certain other parties, which agreement was entered into in advance of Armstrong’s filing for bankruptcy relief under Chapter 11 of the United States Code in November 2017. The complaint further alleges that (i) Mr. Phillips violated fiduciary and contractual duties owed to Royal, Rhino GP and the Partnership and solicited, accepted and agreed to accept certain benefits from Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence without the knowledge or the consent of Royal, Rhino GP or the Partnership and during a period in which Mr. Phillips was the President of Royal and a director on the board of Rhino GP and (ii) Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence aided and abetted Mr. Phillips’ breaches of his fiduciary duties, tortuously interfered with the observance of Mr. Phillips’ duties under the Partnership’s and Rhino GP’s respective organizational agreements and conferred, offered to confer and agreed to confer benefits on Mr. Phillips without the knowledge or the consent of Royal, Rhino GP or the Partnership.

The complaint seeks (i) the rescission of the Option Agreement, (ii) the return of all consideration thereunder, including 5,000,000 common units representing limited partner interests in the Partnership, (iii) the cancellation of the Series A Preferred Purchase Agreement, dated December 30, 2016, among Royal, Rhino GP, the Partnership (the “Series A Preferred Purchase Agreement”) and Weston, (iv) the invalidation of the Series A preferred units representing limited partner interests in the Partnership issued to Weston pursuant to the Series A Preferred Purchase Agreement and (v) unspecified monetary damages arising from Mr. Phillips’ breaches of fiduciary duties and the other defendants’ aiding and abetting of such breaches.

Recent Developments – Royal

Sale of Royalty Interest

Per agreements dated April 24, 2019, we agreed to sell our coal royalty interest in a West Virginia property to a third party for $850,000. We have no book basis in this interest, so substantially all of the proceeds will be recognized as a gain during the second quarter of 2019.

Termination of Officer and Removal of Director

On May 9, 2019, the Company terminated Brian Hughs, the Company’s chief commercial officer, for cause. On the same date, shareholders holding a majority of the voting power of the Company executed a written consent to remove Mr. Hughs as a director for cause.

Cedarview Loan

On June 12, 2017, we entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Cedarview”), under which we borrowed $2,500,000 from Cedarview. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. We and Cedarview simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which we pledged 5,000,000 common units in Rhino as collateral for the loan. The loan was payable at May 31, 2019; however, on March 5, 2019, the Company modified the terms of the Cedarview note. The Company agreed to pay $1.0 million of the note balance by May 31, 2019 with the remaining balance of $1.5 million and associated accrued interest due May 31, 2020. The Company has paid a $45,000 loan extension fee to execute this agreement. All other terms of the note remain the same. The Company plans to use funds from the sale of the royalty interest noted above to fund the May 31, 2019 payment; however, if necessary, the Company could liquidate some of its Rhino units to fund the difference.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of March 31, 2019, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q2-Q4	3,360	19
2020	1,880	7
2021	852	3

Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues. The following table presents revenues and coal revenues per ton for the three months ended March 31, 2019 and 2018:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
	March 31, 2019	March 31, 2018	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues:
Steam coal revenue	$41.2	$35.0	$6.2	17.7%
Met coal revenue	16.7	19.3	(2.6)	(13.5)%
Total coal revenues	57.9	54.3	3.6	6.6%
Other revenues	0.9	0.6	0.3	48.8%
Total revenues	$58.8	$54.9	$3.9	7.3%

Met tons sold	149.1	212.5	(63.4)	(29.8)%
Steam tons sold	928.1	860.1	68.0	7.9%
Total tons sold	1,077.2	1,072.6	4.6	0.4%

Coal revenues per met ton	$111.98	$90.58	$21.40	23.6%
Coal revenues per steam ton	44.39	40.69	3.70	9.1%
Coal revenues per ton*	$53.71	$50.60	$3.11	6.2%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Our coal revenues for the three months ended March 31, 2019 increased by approximately $3.6 million, or 6.6%, to approximately $57.9 million from approximately $54.3 million for the three months ended March 31, 2018. The increase in coal revenues was primarily due to an increase in tons sold from our Northern Appalachia operations as demand for steam coal increased in this region. Coal revenues per ton was $53.71 for the three months ended March 31, 2019, an increase of $3.11, or 6.2%, from $50.60 per ton for the three months ended March 31, 2018. This increase in coal revenues per ton was primarily the result of higher contract sale prices for coal sold across all of our locations during the first quarter of 2019 compared to the same period in 2018.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the three months ended March 31, 2019 and 2018:

	Three months	Three months
	ended	ended	Increase/(Decrease)
	March 31, 2019	March 31, 2018	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$54.4	$49.5	$4.9	9.2%
Freight and handling costs	1.2	0.9	0.3	28.3%
Depreciation, depletion and amortization	8.4	7.5	0.9	11.4%
Selling, general and administrative	3.1	4.9	(1.8)	(37.3)%

Tons sold	1,077.2	1,072.6	4.6	0.4%
Cost of operations per ton*	$50.50	$46.17	$4.3	9.4%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $54.4 million for the three months ended March 31, 2019 as compared to $49.5 million for the three months ended March 31, 2018. Our cost of operations per ton was $50.50 for the three months ended March 31, 2019, an increase of $4.3, or 9.4%, from the three months ended March 31, 2018. The increase in cost of operations was primarily due to the increase in tons sold. The increase in total cost of operations and cost of operations per ton was primarily due to increases in costs at several of our operations for labor, contract services and roof support in the first quarter of 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost increased to $1.2 million for the three months ended March 31, 2019 as compared to $0.9 million for the three months ended March 31, 2018. The increase in freight and handling costs was primarily the result of a new sales contract for coal shipped from our Northern Appalachia operation that requires us to pay the freight and handling to the customer’s destination.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended March 31, 2019 was $8.4 million as compared to $7.5 million for the three months ended March 31, 2018. The increase was due to depreciation of fixed assets put in service since the first quarter of 2018.

Selling, General and Administrative. SG&A expense for the three months ended March 31, 2019 decreased to $3.1 million as compared to $4.9 million for the three months ended March 31, 2018. The decrease in expense is primarily due to the stock compensation expense of approximately $1.7 million in 2018 incurred through a certain severance agreement with a former executive.

Interest and other expense/(income): The following table presents interest and other (income) expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	$1.8	$2.0
Gain on sale of marketable securities	(0.4)	(2.9)
Total interest and other (expense)/income	$1.4	$(0.9)

Interest Expense. Interest expense for the three months ended March 31, 2019 decreased to $1.8 million as compared to $2.0 million for the three months ended March 31, 2018. This decrease was primarily due to a lower outstanding debt balance for the three months ended March 31, 2019 compared to the same period in 2018.

Gain on Marketable Securities. There was a $0.4 million gain on sale of investment during the three months ended March 31, 2019, which was lower compared to the $2.9 million gain on sale of investment in the prior period due to substantially more Mammoth Inc. shares (232,347) sold in the first quarter of 2018.

Net Loss. Net loss was $8.3 million for the three months ended March 31, 2019 compared to a net loss of $6.4 million for the three months ended March 31, 2018. The 2018 income results were substantially impacted by a gain of $2.9 million on the sale of Mammoth Inc. shares during the first quarter of 2018.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2019 and 2018 were $(0.2) million and $4.1 million, respectively. Adjusted EBITDA for the three months ended March 31, 2019 was negatively impacted by the increased net loss as discussed above. Adjusted EBITDA for the three months ended March 31, 2018 was positively impacted by the $2.9 million gain on sale of assets. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from net income from continuing operations.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Three Months Ended March 31, 2019	Three Months ended March 31, 2018
Net income (loss)	$(8.3)	$(6.4)
DD&A	8.4	7.5
Interest expense	1.8	2.1
Income tax provision (benefit)	(2.1)	(0.8)
EBITDA from continuing operations†*	(0.2)	2.4
Stock compensation	-	1.7
Loss from sale of non-core asset (1)	0.7	-
Adjusted EBITDA †*	$0.5	$4.1

(1) During the three months ended March 31, 2019, we sold parcels of land owned in western Colorado for proceeds less than our carrying value of the land that resulted in a loss of approximately $0.7 million. This land is a non-core asset that we chose to monetize despite the loss incurred. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

* Totals may not foot due to rounding.

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of March 31, 2019, our available liquidity was $4.9 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank. The Financing Agreement terminates on December 27, 2020. For more information about our Financing Agreement, please read “—Financing Agreement” below.

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

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and taking steps to improve productivity and control costs, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

On April 30, 2019, Royal received approximately $846,000 (net of fees) from the sale of a royalty interest which will substantially provide the funds required for the $1 million payment required for the Cedarview loan extension discussed earlier.

Cash Flows

Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2019 as compared to $7.6 million for the three months ended March 31, 2018. This decrease in cash provided by operating activities was the result of lower net income and negative working capital changes primarily due to the increase in our inventory during the three months ended March 31, 2019.

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2019 as compared to net cash used in investing activities of $4.4 million for the three months ended March 31, 2018. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures during the first quarter of 2019 compared to the same period in 2018.

Net cash used in financing activities was $4.2 million and $16.4 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in financing activities for the three months ended March 31, 2018 was primarily attributable to repayments on our Financing Agreement and deposits paid on our workers’ compensation and surety bond programs. The periods ending March 31, 2019 and 2018 were both impacted by payment of the distribution on the Series A preferred units.

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

Actual maintenance capital expenditures for the three months ended March 31, 2019 were approximately $1.6 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2019 were approximately $0.4 million, which were primarily related to the construction of a new airshaft at our Hopedale mining complex in Northern Appalachia.

Series A Preferred Units

On December 30, 2016, we entered into a Series A Preferred Unit Purchase Agreement (“Preferred Unit Agreement”) with Weston Energy LLC (“Weston”) and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in us at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in our Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to us and Weston assigned to us a $2.0 million note receivable from Royal originally dated September 30, 2016. Through a series of transactions, Weston now owns all of the Series A preferred units.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement are, at our option, either “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at our option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, we may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

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

The Financing Agreement requires us to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the business and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Inc. and use the net proceeds therefrom to prepay outstanding term loans and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict our ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of our respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

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

On February 13, 2019, we entered into a second amendment to the Financing Agreement. The Amendment provided the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

On May 8, 2019, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019.

At March 31, 2019, we had $28.7 million of borrowings outstanding at a variable interest rate of LIBOR plus 10.00% (12.50%).

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

As of March 31, 2019, we had $8.2 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $42.3 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $5.2 million serves as collateral for our self-insured workers’ compensation program. Of the $42.3 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions. We can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

We had no letters of credit outstanding as of March 31, 2019.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no other significant changes in these policies and estimates as of March 31, 2019.

We adopted ASU 2016-02 Leases (Topic 843) and all related clarification standards on January 1, 2019 using the transition method to apply the standard prospectively. The standard had a material impact on our unaudited condensed consolidated balance sheets, but did not have an impact on our unaudited condensed consolidated statements of operations. Please refer to Note 14 of the notes to the unaudited condensed consolidated financial statements for further discussion of the standard and the related disclosures.

Income Taxes- Contingency

As discussed in Item 1A Risk Factors, we have failed to timely file certain federal and state tax returns. Additionally, we have failed to timely file the applicable Internal Revenue Service (“IRS”) form to change our tax year end from August 31 to December 31. We completed all the required SEC filings to change our reporting year end date from August 31 to December 31. Our income tax estimates are predicated on a December 31 year end. In March of 2019, the Company received correspondence from the IRS that it could not process its 2017 federal income tax filing due to use of improper year end. The Company has begun communications with the IRS to resolve this matter. If the IRS does not provide us relief for the non-timely filing of the tax year end change, it is possible our income tax expense, deferred tax liability and income tax obligations as presented in the accompanying unaudited condensed consolidated financial statements could be materially misstated.

We are currently updating all of our tax filings which may identify new facts that could materially change our net financial position and operating results. We applied to the IRS for a tax year filing change to December and requested that it be approved due in part to the Partnership’s December year end. Since we have a controlling interest in the Partnership since March 2016, we believe this will help support approving our change in tax year retroactive to 2015; however, there are no guarantees that this relief will be provided. The ultimate resolution of these tax uncertainties could materially impact our accompanying unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2019 at the reasonable assurance level.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company continues to have the following material weaknesses in internal control:

Audit Committee Oversight: Royal (other than the Partnership) does not have an audit committee. When a company does not have an audit committee, the entire board of directors is considered the audit committee under the Securities Exchange Act of 1934. Royal’s board of directors does not include any independent members. Royal does not have a member of the board of directors designated as our financial expert; nor does Royal have an audit charter or a whistleblower policy. Therefore, Royal does not have any independent oversight of our external financial reporting and internal control over financial reporting.

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

On May 3, 2019, we together with Rhino (the “Plaintiffs”) filed a complaint in the Court of Chancery in the State of Delaware against Rhino Resource Partners Holdings LLC (“Holdings”), Weston Energy LLC (“Weston”), Yorktown Partners LLC and certain Yorktown funds (collectively, the “Yorktown entities”), as well as Mr. Ronald Phillips, Mr. Bryan H. Lawrence and Mr. Bryan R. Lawrence.

The complaint alleges that Holdings violated certain representations and negative covenants under an option agreement, dated December 30, 2016 among Holdings, the Plaintiffs, and Weston (the “Option Agreement”), as a result of Holdings’ entry into a Restructuring Support Agreement with Armstrong Energy, Inc. (“Armstrong”), its creditors and certain other parties, which agreement was entered into in advance of Armstrong’s filing for bankruptcy relief under Chapter 11 of the United States Code in November 2017. The complaint further alleges that (i) Mr. Phillips violated fiduciary and contractual duties owed to the Plaintiffs and solicited, accepted and agreed to accept certain benefits from Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence without the Plaintiff’s knowledge or consent and during a period in which Mr. Phillips was the President of Royal and a director on our board and (ii) Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence aided and abetted Mr. Phillips’ breaches of his fiduciary duties, tortuously interfered with the observance of Mr. Phillips’ duties under the respective organizational agreements and conferred, offered to confer and agreed to confer benefits on Mr. Phillips without the Plantiff’s knowledge or consent.

The Plaintiffs are seeking (i) the rescission of the Option Agreement, (ii) the return of all consideration thereunder, including 5,000,000 of our common units representing limited partner interests (iii) the cancellation of the Series A Preferred Purchase Agreement, dated December 30, 2016, among the Plaintiffs and Weston (the “Series A Preferred Purchase Agreement”), (iv) the invalidation of the Series A preferred units representing limited partner interests in us issued to Weston pursuant to the Series A Preferred Purchase Agreement and (v) unspecified monetary damages arising from Mr. Phillips’ breaches of fiduciary duties and the other defendants’ aiding and abetting of such breaches.

ITEM 1A: Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2018. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. We have updated certain income tax risks below due to the unique nature of these items.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended March 31, 2019 is included in Exhibit 95.1 to this report.

ITEM 5: Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Filer

10.1	Third Amendment to Financing Agreement dated as of May 8, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-34982) filed on May 10, 2019).

Rhino

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2019	Royal

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal Energy Resources. Inc.

Date: May 14, 2019	By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ W. Scott Morris
W. Scott Morris
Chief Financial Officer
(Principal Financial Officer)

