Form 10-Q
period 2019-06-30
Royal Energy Resources, Inc.
filed 2019-08-13
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
n/a	n/a	n/a

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

As of August 2, 2019, the registrant had 18,579,293 shares of common stock issued and outstanding (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Convertible Preferred Stock outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2019	December 31, 2018

Assets
CURRENT ASSETS
Cash and cash equivalents	$1,879	$6,629
Restricted cash	88	-
Accounts receivable, net of allowance for doubtful accounts ($-0- and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.)	22,688	15,475
Receivable – other	7,000	-
Inventories	11,747	6,573
Investment in equity securities	-	1,872
Advance royalties, current portion	1,118	548
Prepaid expenses and other assets	3,504	2,768
Total current assets	48,024	33,865
PROPERTY, PLANT AND EQUIPMENT:
Coal properties, mine development and construction costs	257,988	255,320
Less accumulated depreciation, depletion and amortization	(91,643)	(75,206)
Net property, plant and equipment	166,345	180,114
Operating lease right-of-use assets, net	12,759	-
Advance royalties, net of current portion	7,973	8,026
Other non-current assets	33,151	33,954
TOTAL ASSETS	$268,252	$255,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,347	$14,112
Accrued expenses and other	12,330	10,603
Accrued distributions	600	3,210
Current portion of operating lease liabilities	3,211	-
Notes payable - related party	514	514
Current portion of long-term debt, net	6,532	3,174
Current portion of asset retirement obligations	465	465
Related party advances and accrued interest payable	52	46
Total current liabilities	50,051	32,124
NON-CURRENT LIABILITIES:
Long-term debt, net	20,664	23,932
Deferred tax liability, net	23,623	25,711
Asset retirement obligations, net of current portion	15,702	15,124
Operating lease liabilities, net of current portion	9,181	-
Other non-current liabilities	37,765	37,091
Total non-current liabilities	106,935	101,858
Total liabilities	156,986	133,982
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,579,293 shares issued and 17,664,496 outstanding at both June 30, 2019 and December 31, 2018	1	1
Additional paid-in capital	48,139	48,139
Treasury stock	(4,176)	(4,176)
Accumulated earnings	61,115	65,946
Total stockholders’ equity owned by common shareholders	105,079	109,910
Non-controlling interest	6,187	12,067
Total stockholders’ equity	111,266	121,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,252	$255,959

See notes to unaudited condensed consolidated financial statements.

 ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
REVENUES:
Coal sales	$65,092	$54,245	$122,955	$108,517
Other revenues	497	625	1,390	1,206
Total revenues	65,589	54,870	124,345	109,723
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	59,722	49,378	114,139	98,892
Freight and handling costs	1,778	1,472	2,933	2,376
Depreciation, depletion and amortization	8,130	7,739	16,484	15,275
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,725	3,266	6,795	8,167
Loss/(gain) on sale/disposal of assets—net	(7,787)	87	(7,009)	142
Total costs and expenses	65,568	61,942	133,342	124,852
(LOSS) FROM OPERATIONS	21	(7,072)	(8,997)	(15,129)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(1,828)	(2,019)	(3,635)	(4,078)
Interest income and other income	-	-	-	13
Gain on sale of equity securities	-	3,592	433	6,498
Total interest and other (expense)/income	(1,828)	1,573	(3,202)	2,433
NET INCOME (LOSS)/FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(1,807)	(5,499)	(12,199)	(12,696)
Income tax (provision) benefit	(42)	847	2,088	1,620
NET INCOME/(LOSS)	(1,849)	(4,652)	(10,111)	(11,076)

Less net income/(loss) attributable to non-controlling interest	(1,150)	(1,327)	(5,880)	(4,523)
Preferred distribution on subsidiary	(300)	(309)	(600)	(609)
Net Income/(Loss) attributable to Company’s Stockholders	$(999)	$(3,634)	$(4,831)	$(7,162)

Net (loss)/income per share, basic and diluted	$(0.06)	(0.21)	(0.27)	(0.41)

Weighted average shares outstanding, basic and diluted	17,664,496	17,664,496	17,664,496	17,581,163

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months ended June 30, 2019 and 2018

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
NET INCOME/(LOSS)	$(1,849)	$(4,652)	$(10,111)	$(11,076)
Less net income/(loss) attributable to non-controlling interest	(1,150)	(1,327)	(5,880)	(4,523)
Preferred distribution on subsidiary	(300)	(309)	(600)	(609)
OTHER COMPREHENSIVE INCOME (LOSS):
Fair market value adjustment for available-for-sale investment, net of tax benefit ($0, $3,$0, and $576)	-	195	-	3,804
Reclass for disposition, net of tax expense ($0, $(508), $0, and $(870))	-	(3,469)	-	(5,751)
Less other comprehensive earnings attributable to non-controlling interest	-	(1,710)	-	(1,014)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$(999)	$(5,198)	$(4,831)	$(8,095)

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2019 and 2018

(in thousands, except shares)

	Preferred stock		Common stock		Additional Paid In	Accumulated Other Comprehensive	Treasury	Accumulated Earnings	Non-Controlling
	Shares	Amt.	Shares	Amt.	Capital	Income (Loss)	Stock	(Deficit)	Interest	Total
Balance December 31, 2018	51,000	$-	18,579,293	$1	$48,139	$-	$(4,176)	$65,946	$12,067	$121,977
Rhino preferred distributions	-	-	-	-	-	-	-	(300)	-	(300)
Net loss	-	-	-	-	-	-	-	(3,532)	(4,730)	(8,262)
Balance March 31, 2019	51,000	$-	18,579,293	$1	$48,139	$-	$(4,176)	$62,114	$7,337	$113,415
Rhino preferred distributions	-	-	-	-	-	-	-	(300)	-	(300)
Net loss	-	-	-	-	-	-	-	(699)	(1,150)	(1,849)
Balance June 30, 2019	51,000	$-	18,579,293	$1	$48,139	$-	$(4,176)	$61,115	$6,187	$111,266

	Preferred stock		Common stock		Additional Paid In	Accumulated Other Comprehensive	Treasury	Accumulated Earnings	Non-Controlling
	Shares	Amt.	Shares	Amt.	Capital	Income (Loss)	Stock	(Deficit)	Interest	Total
Balance December 31, 2017	51,000	$-	18,079,293	$1	$46,315	$1,442	$(4,176)	$78,670	$24,203	$146,455
Stock compensation	-	-	500,000	-	1,650	-	-	-	-	1,650
Rhino units as financing cost	-	-	-	-	-	-	-	-	89	89
Mark-to-market investment, net of tax	-	-	-	-	-	631	-	-	696	1,327
Rhino preferred distributions	-	-	-	-	-	-	-	(300)	-	(300)
Net loss	-	-	-	-	-	-	-	(3,228)	(3,196)	(6,424)
Balance March 31, 2018	51,000	$-	18,579,293	$1	$47,965	$2,073	$(4,176)	$75,142	$21,792	$142,797
Stock compensation	-	-	-	-	-	-	-	-	230	230
Mark-to-market investment, net of tax	-	-	-	-	-	(1,564)	-	-	(1,710)	(3,274)
Rhino preferred distributions	-	-	-	-	-	-	-	(309)	-	(309)
Net loss	-	-	-	-	-	-	-	(3,325)	(1,327)	(4,652)
Balance June 30,2018	51,000	$-	18,579,293	$1	$47,965	$509	$(4,176)	$71,508	$18,985	$134,792

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,111)	$(11,076)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax benefit	(2,088)	(1,620)
Depreciation, depletion and amortization	16,484	15,275
Accretion on asset retirement obligations	654	638
Amortization of advance royalties	1,032	378
Amortization of debt issuance costs and warrants	1,314	1,056
Loss on retirement of advance royalties	225	108
Loss (gain) on sale/disposal of assets—net	(7,009)	142
(Gain) on sale of equity securities	(433)	(6,498)
Equity-based compensation	-	1,880
Changes in assets and liabilities:
Accounts receivable and receivable-other	(7,279)	4,987
Inventories	(5,174)	(3,001)
Advance royalties	(1,774)	(843)
Prepaid expenses and other assets	(1,110)	(1,376)
Other long-term assets	648	-
Accounts payable	11,137	4,129
Related party payables	6	-
Accrued expenses and other liabilities	2,397	1,312
Asset retirement obligations	(76)	(158)
Net cash (used in) provided by operating activities	(1,157)	5,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	2,483	11,887
Additions to property, plant, and equipment	(4,260)	(16,000)
Proceeds from sales of property, plant, and equipment	2,305	4,014
Net cash provided by (used in) investing activities	528	(99)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on long-term debt	(1,750)	(10,222)
Proceeds from issuance of other debt	1,772	1,329
Repayments on other debt	(527)	(134)
Repayment on finance lease	(2)	-
Payments on debt issuance costs	(727)	(629)
(Deposit)/recovery for worker’s compensation program	323	(5,209)
Preferred distributions paid	(3,210)	(6,039)
Net cash used in financing activities	(4,121)	(20,904)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,750)	(15,670)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	6,717	23,159
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,967	$7,489

Summary Balance Sheets information:
Cash and cash equivalents	$1,879	$3,837
Restricted cash- current portion	88	3,652
Total	$1,967	$7,489

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

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated balance sheet as of June 30, 2019, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), the condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2019 and 2018 include all adjustments that the Company considers necessary for a fair presentation of the financial position, operating results, cash flows and stockholders’ equity for the periods presented. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed its Annual Report on Form 10-K for the year ended December 31, 2018 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

Rhino was formed on April 19, 2010 to acquire Rhino Energy LLC (the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia, and Utah. The majority of Rhino’s sales are made to domestic utilities and other coal-related organizations in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Revenue Recognition. The Company follows Accounting Standards Codification (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), in recognizing revenue. Most of the revenue is generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, the title or risk of loss has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title passes.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the straight line method which approximates the effective interest method over the life of the related debt. Debt issuance costs are presented as a direct deduction from long-term debt as of June 30, 2019 and December 31, 2018. The effective interest rate for the six months ended June 30, 2019 and 2018 was 22% and 20%, respectively.

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Company adopted ASU 2016-02 in the first quarter of 2019 and elected the transition method to apply the standard prospectively and also elected the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company made an election to not separate lease and non-lease components for all leases, and will not use hindsight. Finally, the Company will continue its current policy for accounting for land easements as executory contracts. The standard had a material impact on our unaudited condensed consolidated balance sheets, but did not have an impact on the unaudited condensed consolidated statements of operations. Please refer to Note 15 for disclosures related to the new standard.

Other Comprehensive Income. In accordance with ASU 2016-01, which was effective for fiscal years that began after December 15, 2017, the Company ceased recording fair market adjustments for the shares it owned in Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in Other Comprehensive Income during the fourth quarter of 2018; however, the Company did not push back this change to previous 2018 quarters as not deemed material.

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

A reconciliation of the consolidated assets to the total of the coal segment assets is provided below as of June 30, 2019 and December 31, 2018:

Segment assets (1)	June 30, 2019	December 31, 2018
	(in thousands)
Primary	$233,134	$213,504
Corporate, unallocated	35,118	42,455
Total assets	$268,252	$255,959

(1) Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

3. RECEIVABLE - OTHER

On June 28, 2019, the Company entered into a settlement agreement with a third party which allowed the third-party to maintain certain pipelines pursuant to designated permits at certain operations. The agreement required the third party to pay the Company $7.0 million in consideration. The Company received $4.2 million on July 3, 2019 with the balance of $2.8 million due on or before February 29, 2020. At June 30, 2019, the $7.0 million receivable was recorded in receivable – other on the Company’s unaudited condensed consolidated balance sheets and a gain of $6.9 million was recorded on the Company’s unaudited condensed consolidated statements of operations.

4. PROPERTY

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2019 and December 31, 2018 are summarized by major classification as follows:

	Useful Lives	June 30, 2019	December 31, 2018
		(in thousands)
Land and land improvements		$7,046	$9,406
Mining and other equipment and related facilities	2-20 Years	208,819	204,605
Mine development costs	1-15 Years	7,627	6,714
Coal properties	1-15 Years	31,329	31,396
Construction work in process		3,167	3,199
Total		257,988	255,320
Less accumulated depreciation, depletion and amortization		(91,643)	(75,206)
Net		$166,345	$180,114

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, and amortization expense for intangible assets for the six and three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,805	$7,578	$15,888	$14,851
Depletion expense for coal properties	186	111	326	336
Amortization of mine development costs	124	50	241	88
Amortization of other assets	15	-	29	-
Total depreciation, depletion and amortization	$8,130	$7,739	$16,484	$15,275

Per agreements dated April 24, 2019, the Company sold its coal royalty interest in a West Virginia property to a third party for $850,000 and recognized a gain during the second quarter of 2019 of approximately $850,000.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Payroll, bonus and vacation expense	$2,595	$2,151
Non income taxes	3,156	2,317
Royalty expenses	2,230	1,669
Accrued interest	70	152
Health claims	857	868
Workers’ compensation & pneumoconiosis	1,900	1,900
Income taxes (Note 10)	134	134
Other	1,388	1,412
Total	$12,330	$10,603

6. NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(in thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated April 26, 2017; owed to E-Starts Money Co., a related party; non-interest bearing	10	10
Total related party notes payable	$514	$514

The related party notes payable have accrued interest of $52 thousand at June 30, 2019 and $46 thousand at December 31, 2018. The Company expensed $6 and $3 thousand in interest related to the related party loan in the six and three months, respectively, ended June 30 in both 2019 and 2018.

7. DEBT

Debt as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Note payable- Financing Agreement	$28,298	$29,048
Note payable- other debt	1,772	522
Note payable to Cedarview	1,500	2,500
Finance lease obligation	7	-
Net unamortized debt issuance costs	(3,749)	(4,121)
Unamortized original issue discount	(632)	(843)
Total	27,196	27,106
Current portion	(6,532)	(3,174)
Long-term debt	$20,664	$23,932

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

The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of the Borrowers failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ended December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by the Partnership on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

On May 8, 2019, the Partnership entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

At June 30, 2019, the Company had $28.3 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.41%).

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

8. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2019 and the year ended December 31, 2018 are as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(in thousands)
Balance at beginning of period, including current portion	$15,589	$15,994
Accretion expense	654	1,277
Adjustments to the liability from annual recosting
and other	-	(1,383)
Liabilities settled	(76)	(299)
Balance at end of period	16,167	15,589
Less current portion	(465)	(465)
Non-current portion	$15,702	$15,124

9. STOCKHOLDERS’ EQUITY

Royal Activity

At June 30, 2019, the authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.00001 per share, and 5,000,000 shares of Preferred Stock, par value $0.00001 per share. The Company did not issue or cancel any shares of capital stock during the six months ended June 30, 2019.

Rhino Activity

During the first quarter of 2019, Rhino paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, Rhino paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. Rhino accrued approximately $0.6 million for distributions to holders of the Series A preferred units for each of the six months ended June 30, 2019 and 2018.

10. INCOME TAXES

See Note 11 for discussion of income tax contingencies impacting the Company.

The Company’s effective tax rates for the six months ended June 30, 2019 and 2018 were 17% and 13%, respectively.

The Company performed a reforecast of expected 2019 operating results which caused a change in the annual effective tax rate during the second quarter which caused a decline from the tax rate used during the first quarter of 2019.

11. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2019, the Company had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q3-Q4	2,192	18
2020	2,180	7
2021	920	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Company incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Company incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Company incurred no purchase coal expense from coal purchase contracts or expense from OTC purchases for the three and six months ended June 30, 2019 and 2018.

Leases—The Company leases various mining, transportation and other equipment under operating leases. Please read Note 15 for additional discussion of leases. The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2019 and 2018 are included in Cost of operations in the Company’s unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Lease expense	$1,302	$976	$2,556	$1,406
Royalty expense	$4,289	$3,467	$8,182	$7,111

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the unaudited condensed consolidated balance sheets. The Company had no outstanding letters of credit at June 30, 2019. The Company had outstanding surety bonds with third parties of $39.2 million as of June 30, 2019 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Company’s surety bond provider. Of the $39.2 million, approximately $0.4 million relates to surety bonds for Deane Mining LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. The Company can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor is the Company aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining LLC, the Company may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify the Company for damages, including reclamation liabilities, pursuant the agreements governing the sales of this entity, the Company may not be successful in obtaining any indemnity or any amounts received may be inadequate. Of the $39.2 million in outstanding surety bonds, approximately $3.4 million related to surety bonds for Sands Hill Mining LLC, which are to be replaced by a third party pursuant to an agreement dated July 9, 2019 (see Note 17. Subsequent Events, for additional discussion).

Income Tax Contingency

The Company has filed federal but not all of its required state income tax returns for 2014, 2015, 2016 and 2017, and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In March 2019, the Company received correspondence from the Internal Revenue Service (“IRS”) that it could not process its 2017 federal income tax filing due to the use of an improper year–end reporting period. The Company has begun communications with the IRS to resolve this matter. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements for the six months ended June 30, 2019 and as of and for the year ended December 31, 2018, management has used its best estimates to compute the Company’s provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management’s estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 once these issues are resolved.

12. MAJOR CUSTOMERS

The Company had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	June 30, 2019 Receivable Balance	December 31, 2018 Receivable Balance	Six months ended June 30, 2019 Sales	Six months ended June 30, 2018 Sales
	(in thousands)
Javelin Global	$3,816	$4,347	$24,527	$16,554
Integrity Coal	-	937	3,939	11,364
Dominion Energy	683	-	3,826	14,013

13. REVENUE

The Company adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements. The disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Company’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Company’s total revenues for the three and six months ended June 30, 2019 and 2018. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Company’s total revenues for the three and six months ended June 30, 2019 and 2018.

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

The following table disaggregates revenue by type for the six and three months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Coal sales:
Steam coal	$39,655	$39,368	$80,820	$74,388
Met coal	25,437	14,877	42,135	34,129
Other revenue	497	625	1,390	1,206
Total	$65,589	$54,870	124,345	109,723

14. FAIR VALUE MEASUREMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Company’s Financing Agreement was determined based upon a market approach and approximates the carrying value at June 30, 2019. The fair value of the Company’s Financing Agreement is a Level 2 measurement.

As of December 31, 2018, the Company had a recurring fair value measurement relating to its investment in Mammoth Inc. As discussed in Note 7, the Company sold the balance of its Mammoth Inc. shares (104,100 shares) during the first quarter of 2019. The Company’s shares of Mammoth Inc. were classified as an investment on the Company’s unaudited condensed consolidated balance sheets as of December 31, 2018. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth Inc. shares was a Level 1 measurement.

15. LEASES

The Company leases various mining, transportation and other equipment under operating and finance leases. The leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 15 years. The Company determines if an arrangement is a lease at inception. Some of the leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current liabilities and non-current liabilities. Finance leases are included in plant, property and equipment, current liabilities and long-term liabilities.

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

Supplemental information related to leases was as follows:

Six months ended June 30, 2019
(in thousands)
Operating leases
Operating lease right-of use assets	$12,759

Operating lease liabilities-current	$3,211
Operating lease liabilities-long-term	9,181
Total operating lease liabilities	$12,392

Finance leases
Property. Plant and Equipment, gross	$10
Accumulated depreciation	(2)
Total Property, Plant and Equipment, net	$8

Finance leases - current portion	$4
Finance leases - noncurrent portion	3
Total finance lease obligation	$7

Weighted Average Discount Rates and Lease Terms
Six months ended June 30, 2019
Weighted Average Discount Rate

Operating leases	7.0%
Finance leases	7.0%

Weighted Average Lease Term
Operating leases	5.45 years
Finance leases	2.25 years

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,950
Operating cash flows for finance leases	$-
Financing cash flows for finance leases	$2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,896
Finance leases	$10

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
	(in thousands)
Year ending December 31,
2019(excluding the six months ended June 30, 2019)	$2,011	$3
2020	3,444	4
2021	2,561	-
2022	1,031	-
2023	912	-
Thereafter	2,878	-
Total lease payments	12,837	7
Less imputed interest	445	-
Total	$12,392	$7

The components of lease expense were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)

Operating lease cost	$983	$1,966

Finance lease cost:
Amortization of right-of-use assets	$1	$2
Interest on lease liabilities	-	-
Total finance lease cost	$1	$2

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $2.4 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2019 and 2018 excludes approximately $2.3 million and $1.6 million, respectively, of property, plant and equipment additions which are recorded in accounts payable.

17. SUBSEQUENT EVENTS

On July 9, 2019, the Company entered into an agreement with a third party for the replacement of the Company’s existing surety bond obligations with respect to Sands Hill Mining LLC. The Company agreed to pay the third party $2.0 million for the Company’s release of the surety bond obligations. At the time of closing, the third party delivered to the Company confirmation from its surety underwriter evidencing the release and removal of the Company, its affiliates and guarantors, from the surety bond obligations and all related obligations under the Company’s bonding agreements related to Sands Hill Mining LLC, which includes a release of all applicable collateral for the surety bond obligations. Further, such confirmation from the surety underwriter was specifically provided for their acceptance of the third party as a replacement obligor.

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

For the three and six months ended June 30, 2019, we generated revenues of approximately $65.6 million and $124.3 million, respectively, and a net loss from operations of approximately $1.8 million and $10.1 million. For the three months ended June 30, 2019, we produced approximately 1.2 million tons of coal and sold approximately 1.1 million tons of coal, of which approximately 85% was sold pursuant to long-term supply contracts. For the three months ended June 30, 2019, we produced approximately 2.3 million tons of coal and sold approximately 2.2 million tons of coal, of which approximately 87% was sold pursuant to long-term supply contracts.

Current Liquidity and Outlook

As of June 30, 2019, our available liquidity was $1.9 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

Royal is limited in obtaining funds from Rhino pursuant to the Financing Agreement to $1 million per year.

We continue to take measures, including cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments - Rhino

Settlement Agreement

On June 28, 2019, we entered into a settlement agreement with a third-party which allows the third-party to maintain certain pipelines pursuant to designated permits at certain operations. The agreement requires the third-party to pay us $7.0 million in consideration. We received $4.2 million on July 3, 2019 with the balance of $2.8 million due on or before February 29, 2020. At June 30, 2019, the $7.0 million receivable was recorded in Receivable –Other on our unaudited condensed consolidated balance sheets and a gain of $6.9 million was recorded on our unaudited condensed consolidated statements of operations.

Financing Agreement

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed below and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

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

Distribution Suspension

Pursuant to the Partnership agreement, Rhino’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2019, Rhino has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, Rhino announced cash distributions per common unit at levels lower than the minimum quarterly distribution. Rhino has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of June 30, 2019, Rhino has accumulated arrearages of $790.2 million.

Recent Developments - Royal

Sale of Royalty Interest

Per agreements dated April 24, 2019, we agreed to sell our coal royalty interest in a West Virginia property to a third party for $850,000. We had no book basis in this interest, so substantially all of the proceeds were recognized as a gain during the second quarter of 2019.

Termination of Officer and Removal of Director

On May 9, 2019, the Company terminated Brian Hughs, the Company’s chief commercial officer, for cause. On the same date, shareholders holding a majority of the voting power of the Company executed a written consent to remove Mr. Hughs as a director for cause. The written consent provided that the removal would be effective twenty-one (21) days after the Company sent an information statement to the shareholders pursuant to SEC Rule 14c-2. The information statement was sent on May 30, 2019. Therefore, Mr. Hughs removal from the Company’s board was effective as of June 20, 2019.

Cedarview Loan

On June 12, 2017, we entered into a Secured Promissory Note dated May 31, 2017 with Cedarview Opportunities Master Fund, L.P. (the “Cedarview”), under which we borrowed $2,500,000 from Cedarview. The loan bears non-default interest at the rate of 14%, and default interest at the rate of 17% per annum. We and Cedarview simultaneously entered into a Pledge and Security Agreement dated May 31, 2017, under which we pledged 5,000,000 common units in Rhino as collateral for the loan. The loan was payable at May 31, 2019; however, on March 5, 2019, the Company modified the terms of the Cedarview note. The Company paid $1.0 million of the note balance by May 31, 2019 with the remaining balance of $1.5 million and associated accrued interest due May 31, 2020. The Company paid a $45,000 loan extension fee to execute this agreement. All other terms of the note remain the same.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of June 30, 2019, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows

Year	Tons (in thousands)	Number of customers
2018 Q3-Q4	2,192	18
2020	2,180	7
2021	920	3

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues. The following table presents revenues and coal revenues per ton for the three months ended June 30, 2019 and 2018:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues:
Steam coal revenue	$39.7	$39.4	$0.3	0.7%
Met coal revenue	25.4	14.9	10.5	71.0%
Total coal revenues	65.1	54.3	10.8	20.0%
Other revenues	0.5	0.6	(0.1)	(16.7)%
Total revenues	$65.6	$54.9	$10.7	19.4%

Steam tons sold	896.6	951.2	(54.6)	(5.7)%
Met tons sold	226.6	151.6	75.0	49.5%
Total tons sold (in thousands except %)	1,123.2	1,102.8	20.4	1.8%

Coal revenues per steam ton	$44.23	$41.39	$2.84	6.9%
Coal revenues per met ton	112.26	98.12	14.14	14.4%
Coal revenues per ton*	$57.95	$49.19	$8.76	17.8%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues. Our coal revenues for the three months ended June 30, 2019 increased to $65.1 million from $54.3 million on June 30, 2018, an increase of 10.8 million or 20.0%. Coal revenues per ton was $57.95 for the three months ended June 30, 2019, a increase of $8.76, or 17.8%, from $49.19 per ton for the three months ended June 30, 2018. This increase in coal revenues and coal revenues per ton was primarily the result of higher contracted sale prices for coal sold across all of our locations during the second quarter of 2019 compared to the same period in 2018.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the three months ended June 30, 2019 and 2018:

	Three months	Three months
	ended	ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$59.7	$49.4	$10.3	20.9%
Freight and handling costs	1.8	1.5	0.3	20.0%
Depreciation, depletion and amortization	8.1	7.7	0.4	5.2%
Selling, general and administrative	3.7	3.3	0.4	12.1%
Loss/(gain) on sale/disposal of assets-net	(7.8)	0.1	(7.9)	(7,900.0)%

Tons sold	1,123.2	1,102.8	20.4	1.8%
Cost of operations per ton*	$53.17	$44.78	$8.39	18.7%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $59.7 million for the three months ended June 30, 2019 as compared to $49.4 million for the three months ended June 30, 2018. Our cost of operations per ton was $53.17 for the three months ended June 30, 2019, an increase of $8.39, or 18.7%, from the three months ended June 30, 2018. The increase in total cost of operations and cost of operations per ton was primarily due to increases in the cost of labor, contract services and equipment maintenance at several of our operations in the second quarter of 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost increased to $1.8 million for the three months ended June 30, 2019 as compared to $1.5 million for the three months ended June 30, 2018. The increase in freight and handling costs was primarily the result of a new sales contract for coal shipped from our Northern Appalachia operation that requires us to pay the freight and handling to the customer’s destination.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended June 30, 2019 was $8.1 million as compared to $7.7 million for the three months ended June 30, 2018. The increase was due to depreciation of fixed assets put in service since the second quarter of 2018.

Selling, General and Administrative. SG&A expense for the three months ended June 30, 2019 increased to $3.7 million as compared to $3.3 million for the three months ended June 30, 2018 as we experienced an increase in corporate overhead expense.

Loss/(gain) on sale/disposal of assets-net. In the second quarter of 2019 we recorded a gain of $6.9 million related to settlement previously discussed and a gain of $0.9 million from a disposal of a royalty interest.

Interest and other expense/(income): The following table presents interest and other (income) expense for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	$(1.8)	$(2.0)
Gain on sale of equity securities	-	3.6
Total interest and other (expense)/income	$(1.8)	$1.6

Interest Expense. Interest expense for the three months ended June 30, 2019 decreased to $1.8 million as compared to $2.0 million for the three months ended June 30, 2018. This decrease was primarily due to the lower outstanding debt balance for the three months ended June 30, 2019 compared to the same period in 2018.

Net Loss. Net loss was $1.8 million for the three months ended June 30, 2019 compared to net loss of $4.7 million for the three months ended June 30, 2018. Our net loss decreased during the three months ended June 30, 2019 compared to 2018 primarily due to a gain of $6.9 million resulting from the settlement agreement discussed above but was negatively impacted by higher cost of operations discussed above. Net loss for the three months ended June 30, 2018 was positively impacted from a gain on sale of equity securities of $3.6 million.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the three months ended June 30, 2019 increased by $3.8 million to $8.2 million from $4.4 million for the three months ended June 30, 2018. The increase was primarily due to the decrease in net loss for the three months ended June 30, 2019. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income/(loss).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues. The following table presents revenues and coal revenues per ton for the six months ended June 30, 2019 and 2018:

	Six months	Six months
	Ended	ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues:
Steam coal revenues	$80.8	$74.4	$6.4	8.6%
Met coal revenues	42.1	34.1	8.0	23.5%
Total coal revenues	122.9	108.5	14.4	13.3%
Other revenues	1.4	1.2	0.2	15.8%
Total revenues	$124.3	$109.7	$14.6	13.3%

Steam tons sold	1,824.8	1,811.2	13.6	0.8%
Met tons sold	375.7	364.2	11.5	3.2%
Total tons sold (in thousands except %)	2,200.5	2,175.4	25.1	1.2%

Coal revenues per steam ton	$44.28	$41.08	$3.20	7.8%
Coal revenues per met ton	112.15	93.72	18.43	19.7%
Coal revenues per ton*	$55.88	$49.88	$6.00	12.0%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues. Our coal revenues for the six months ended June 30, 2019 increased by approximately $14.4 million, or 13.3%, to approximately $122.9 million from approximately $108.5 million for the six months ended June 30, 2018. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold as well as higher prices for both met and steam coal as we saw increased demand for met and steam coal during the period. Coal revenues per ton was $55.88 for the six months ended June 30, 2019, an increase of $6.00, or 12.0%, from $49.88 per ton for the six months ended June 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to an increase in the contracted sale prices across all of our operations for the six months ended June 30, 2019 compared to the same period in 2018.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the six months ended June 30, 2019 and 2018:

	Six months	Six months
	ended	ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$114.1	$98.9	$15.2	15.4%
Freight and handling costs	2.9	2.4	0.5	20.8%
Depreciation, depletion and amortization	16.5	15.3	1.2	7.8%
Selling, general and administrative	6.8	8.2	(1.4)	(17.1)%
Loss/(gain) on sale/disposal of assets-net	(7.0)	0.1	(7.1)	(7,100.0)%

Tons sold	2,200.5	2,175.4	25.1	1.2%
Cost of operations per ton*	$51.87	$45.46	$6.41	14.1%

* Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $114.1 million for the six months ended June 30, 2019 as compared to $98.9 million for the six months ended June 30, 2018. Our cost of operations per ton was $51.87 for the six months ended June 30, 2019, an increase of $6.41, or 14.1%, from the six months ended June 30, 2018. The increase in cost of operations and cost of operations per ton was primarily due to increases in costs at several of our operations for labor, contract services and equipment maintenance for the six months ended June 30, 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost increased to $2.9 million for the six months ended June 30, 2019 as compared to $2.4 million for the six months ended June 30, 2018. The increase in freight and handling costs was primarily the result of a new sales contract for coal shipped from our Northern Appalachia operation that requires us to pay the freight and handling to the customer’s destination.

Depreciation, Depletion and Amortization. Total DD&A expense for the six months ended June 30, 2019 was $16.5 million as compared to $15.3 million for the six months ended June 30, 2018. The increase was due to depreciation of fixed assets put in service since the first quarter of 2018.

Selling, General and Administrative. SG&A expense for the six months ended June 30, 2019 decreased to $6.8 million as compared to $8.2 million for the six months ended June 30, 2018. The decrease in expense is primarily due to the stock compensation expense of approximately $1.7 million in 2018 incurred through a certain severance agreement with a former executive during 2018.

Loss/(gain) on sale/disposal of assets-net. In the second quarter of 2019 we recorded a gain of 6.9 million related to a settlement previously discussed and a gain of $0.9 million on a disposal of a royalty interest.

Interest and other expense/(income): The following table presents interest and other (income) expense for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	$(3.6)	$(4.1)
Gain on sale of equity securities	0.4	6.5
Total interest and other (expense)/income	$(3.2)	$2.4

Interest expense. Interest expense for the six months ended June 30, 2019 decreased to $3.6 million as compared to $4.1 million for the six months ended June 30, 2018. This decrease was primarily due to the lower outstanding debt balance for the six months ended June 30, 2019 compared to the same period in 2018.

Net Loss. Net loss was $10.1 million for the six months ended June 30, 2019 compared to a net loss of $11.1 million for the six months ended June 30, 2018. Our net loss was positively impacted by significant gains on disposal of assets during 2019 along with a higher effective tax rate compared to the same period in 2018. Our net loss increased during the six months ended June 30, 2019 compared to 2018 primarily due to an increase in operating costs including labor, contract services and equipment maintenance at several of our operations.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the six months ended June 30, 2019 increased by $0.2 million to $8.7 million from $8.5 million for the six months ended June 30, 2018. Adjusted EBITDA increased period over period primarily due to the decline in net loss for the six months ended June 30, 2019. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Three Months Ended June 30, 2019	Three Months Ended June 30 , 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Net income (loss)	$(1.8)	$(4.7)	$(10.1)	$(11.1)
DD&A	8.1	7.7	16.5	15.3
Interest expense	1.8	2.0	3.6	4.1
Income tax provision (benefit)	-	(0.8)	(2.1)	(1.6)
EBITDA from continuing operations†*	8.1	4.2	7.9	6.7
Plus: loss from sale of non-core assets (1)	0.1	-	0.8	-
Stock compensation	-	0.2	-	1.9
Adjusted EBITDA from Continuing Operations†*	$8.2	4.4	$8.7	$8.5

(1) During the three and six months ended June 30, 2019, we sold parcels of land owned in western Colorado for proceeds less than our carrying value of the land that resulted in losses of approximately $0.1 million and $0.8 million, respectively. This land is a non-core asset that we chose to monetize despite the loss incurred. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

* Totals may not foot due to rounding.

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of June 30, 2019, our available liquidity was $1.9 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

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

Cash Flows

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2019 as compared to $5.3 million provided by operating activities for the six months ended June 30, 2018. This decrease in cash provided by operating activities was the result of negative working capital changes primarily due to the increase in our inventory during the six months ended June 30, 2019.

Net cash provided by investing activities was $0.5 million for the three months ended June 30, 2019 as compared to net cash used in investing activities of $0.1 million for the six months ended June 30, 2018. The increase in cash provided by investing activities was primarily due to the proceeds from a royalty sale discussed previously during the six months ended June 30, 2019 and a decrease in capital expenditures during the first six months of 2019 compared to the same period in 2018. Additionally, the 2018 investing activities included $12 million of equity investment proceeds compared to $2.5 million of proceeds during the same period in 2019.

Net cash used in financing activities was $4.1 million and $20.9 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in financing activities for the six months ended June 30, 2018 was primarily attributable to repayments on our Financing Agreement and deposits paid on our workers’ compensation and surety bond programs. The periods ending June 30, 2019 and 2018 were both impacted by payment of the distribution on the Series A preferred units.

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

Actual maintenance capital expenditures for the six months ended June 30, 2019 were approximately $3.7 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2019 were approximately $0.6 million, which were primarily related to the construction of a new airshaft at our Hopedale mining complex in Northern Appalachia.

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

During the six months ended June 30, 2019 and 2018, we paid $3.2 million and $6.0 million in distributions earned for the year ended December 31, 2018 and 2017 to holders of Rhino’s Series A preferred units. We also accrued $0.6 million for distributions to holders of the Series A preferred units for the six months ended June 30, 2019 and 2018.

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

On February 13, 2019, we entered into a second amendment to the Financing Agreement. The Amendment provided the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ended December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

At June 30, 2019, we had $28.3 million of borrowings outstanding at a variable interest rate of LIBOR plus 10.00% (12.41%).

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. No liabilities related to these arrangements are reflected in our consolidated statement of financial position, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

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

As of June 30, 2019, we had $7.9 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $39.2 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $4.9 million serves as collateral for our self-insured workers’ compensation program. Of the $39.2 million in surety bonds, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. We can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of this entity, we may not be successful in obtaining any indemnity or any amounts received may be inadequate. Of the $39.2 million in outstanding surety bonds, approximately $3.4 million related to surety bonds for Sands Hill Mining LLC, which are to be replaced by a third party pursuant to an agreement dated July 9, 2019. Please refer to Note 17 of the notes to the unaudited condensed consolidated financial statements for further discussion of the agreement.

We had no letters of credit outstanding as of June 30, 2019.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no other significant changes in these policies and estimates as of June 30, 2019.

We adopted ASU 2016-02 Leases (Topic 843) and all related clarification standards on January 1, 2019 using the transition method to apply the standard prospectively. The standard had a material impact on our unaudited condensed consolidated balance sheets, but did not have an impact on our unaudited condensed consolidated statements of operations. Please refer to Note 15 of the notes to the unaudited condensed consolidated financial statements for further discussion of the standard and the related disclosures.

Income Taxes- Contingency

As discussed in Item 1A Risk Factors, we have failed to timely file certain federal and state tax returns. Additionally, we have failed to timely file the applicable Internal Revenue Service (“IRS”) form to change our tax year end from August 31 to December 31. We completed all the required SEC filings to change our reporting year end date from August 31 to December 31. Our income tax estimates are predicated on a December 31 year end. In March of 2019, the Company received correspondence from the IRS that it could not process its 2017 federal income tax filing due to use of improper year end. The Company has begun communications with the IRS to resolve this matter. If the IRS does not provide us relief for the non-timely filing of the tax year end change, it is possible our income tax expense, deferred tax liability and income tax obligations as presented in the accompanying unaudited condensed consolidated financial statements could be materially adjusted.

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

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2019 at the reasonable assurance level.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint alleges that Holdings violated certain representations and negative covenants under an option agreement, dated December 30, 2016 among Holdings, the Plaintiffs, and Weston (the “Option Agreement”), as a result of Holdings’ entry into a Restructuring Support Agreement with Armstrong Energy, Inc. (“Armstrong”), its creditors and certain other parties, which agreement was entered into in advance of Armstrong’s filing for bankruptcy relief under Chapter 11 of the United States Code in November 2017. The complaint further alleges that (i) Mr. Phillips violated fiduciary and contractual duties owed to the Plaintiffs and solicited, accepted and agreed to accept certain benefits from Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence without the Plaintiff’s knowledge or consent and during a period in which Mr. Phillips was the President of Royal and a director on our board and (ii) Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence aided and abetted Mr. Phillips’ breaches of his fiduciary duties, tortuously interfered with the observance of Mr. Phillips’ duties under the respective organizational agreements and conferred, offered to confer and agreed to confer benefits on Mr. Phillips without the Plaintiff’s knowledge or consent.

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

Tax Risks to Rhino’s Common Unitholders

The tax treatment of publicly traded partnerships or an investment in Rhino’s common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including Rhino, or an investment in Rhino’s common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Internal Revenue Code upon which Rhino relies on for treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact Rhino’s ability to qualify as a publicly traded partnership in the future.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in Rhino’s common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2019 is included in Exhibit 95.1 to this report.

ITEM 5: Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended June 30, 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal Energy Resources. Inc.

Date: August 13, 2019	By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ W. Scott Morris
W. Scott Morris
Chief Financial Officer
(Principal Financial Officer)

