Form 10-Q
period 2019-09-30
Royal Energy Resources, Inc.
filed 2019-11-13
CIK 1102392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of November 7, 2019, the registrant had 18,079,293 shares of common stock issued and outstanding (including 914,797 shares held by its consolidated subsidiary, Rhino Resource Partners, LP) and 51,000 shares of Series A Convertible Preferred Stock outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2019	December 31, 2018

Assets
CURRENT ASSETS
Cash and cash equivalents	$8,316	$6,628
Restricted cash	88	-
Accounts receivable, net of allowance for doubtful accounts ($-0- and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.)	11,887	12,831
Receivable – other	2,960	-
Inventories	18,410	6,118
Investment in equity securities	-	1,872
Advance royalties, current portion	4	8
Prepaid expenses and other assets	3,182	2,660
Current assets held for sale	1,602	3,748
Total current assets	46,449	33,865
PROPERTY, PLANT AND EQUIPMENT:
Coal properties, mine development and construction costs	213,844	199,543
Less accumulated depreciation, depletion and amortization	(82,086)	(60,482)
Net property, plant and equipment	131,758	139,061
Operating lease right-of-use assets, net	11,926	-
Advance royalties, net of current portion	6,644	6,588
Other non-current assets	32,896	33,510
Non-current assets held for sale	6,517	42,935
TOTAL ASSETS	$236,190	$255,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,822	$10,340
Accrued expenses and other	12,196	9,146
Accrued distributions	900	3,210
Current portion of operating lease liabilities	3,260	-
Notes payable - related party	514	514
Current portion of long-term debt, net	5,945	3,174
Current portion of asset retirement obligations	465	465
Related party advances and accrued interest payable	56	46
Current liabilities held for sale	6,921	5,229
Total current liabilities	52,079	32,124
NON-CURRENT LIABILITIES:
Long-term debt, net	28,421	23,932
Deferred tax liability, net	18,704	25,711
Asset retirement obligations, net of current portion	18,078	14,602
Operating lease liabilities, net of current portion	8,300	-
Other non-current liabilities	38,318	37,091
Non-current liabilities held for sale	-	522
Total non-current liabilities	111,821	101,858
Total liabilities	163,900	133,982
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock: $0.00001 par value; authorized 5,000,000 shares; 51,000 issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock: $0.00001 par value; authorized 25,000,000 shares; 18,579,293 shares issued and 17,664,496 outstanding at both September 30, 2019 and December 31, 2018	1	1
Additional paid-in capital	48,139	48,139
Treasury stock	(4,176)	(4,176)
Accumulated earnings	42,305	65,946
Total stockholders’ equity owned by common shareholders	86,269	109,910
Non-controlling interest	(13,979)	12,067
Total stockholders’ equity	72,290	121,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,190	$255,959

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
REVENUES:
Coal sales	$41,821	$59,337	$138,687	$142,635
Other revenues	444	1,253	1,834	2,459
Total revenues	42,265	60,590	140,521	145,094
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	37,966	46,771	123,976	120,282
Freight and handling costs	1,372	5,850	4,305	8,226
Depreciation, depletion and amortization	6,433	6,287	19,543	18,198
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	5,542	3,025	12,259	11,111
Loss/(gain) on sale/disposal of assets—net	26	(325)	(6,981)	(183)
Total costs and expenses	51,339	61,608	153,102	157,634
(LOSS) FROM OPERATIONS	(9,074)	(1,018)	(12,581)	(12,540)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(1,941)	(2,937)	(5,576)	(7,015)
Interest income and other income	9	13	9	26
Gain on sale of equity securities	-	-	433	6,498
Total interest and other (expense)/income	(1,932)	(2,924)	(5,134)	(491)
NET INCOME (LOSS)/FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(11,006)	(3,942)	(17,715)	(13,031)
Income tax (provision) benefit	1,854	2,240	2,993	3,402
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(9,152)	(1,702)	(14,722)	(9,629)
DISCONTINUED OPERATIONS (NOTE 4)
Loss from discontinued operations	(29,524)	(2,570)	(34,065)	(5,719)
NET INCOME (LOSS)	(38,676)	(4,272)	(48,787)	(15,348)

Less net income/(loss) attributable to non-controlling interest	(20,166)	(3,978)	(26,046)	(8,501)
Preferred distribution on subsidiary	(300)	(1,179)	(900)	(1,788)
Net Income/(Loss) attributable to Company’s Stockholders	$(18,810)	$(1,473)	$(23,641)	$(8,635)

Net (loss)/income per share, basic and diluted
Continuing operations	$(0.24)	$(0.03)	$(0.41)	$(0.35)
Discontinued operations	(0.82)	(0.06)	(0.93)	(0.14)
	$(1.06)	$(0.09)	$(1.34)	$(0.49)
Weighted average shares outstanding, basic and diluted	17,664,496	17,188,284	17,664,496	17,608,940

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Nine Months ended September 30, 2019 and 2018

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
NET INCOME/(LOSS)	$(38,676)	$(4,272)	$(48,787)	$(15,348)
Less net income/(loss) attributable to non-controlling interest	(20,166)	(3,978)	(26,046)	(8,501)
Preferred distribution on subsidiary	(300)	(1,179)	(900)	(1,788)
OTHER COMPREHENSIVE INCOME (LOSS):
Fair market value adjustment for available-for-sale investment, net of tax benefit ($0, $62,$0, and $(502))	-	(444)	-	3,360
Reclass for disposition, net of tax expense ($0, $0, $0, and $(858))	-	-	-	(5,751)
Less other comprehensive earnings attributable to non-controlling interest	-	(249)	-	(1,263)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS	$(18,810)	$(1,668)	$(23,641)	$(9,763)

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months ended September 30, 2019 and 2018

(in thousands, except shares)

	Preferred stock		Common stock		Additional Paid In	Treasury	Accumulated Earnings	Non- Controlling
	Shares	Amt.	Shares	Amt.	Capital	Stock	(Deficit)	Interest	Total
Balance December 31, 2018	51,000	$-	18,579,293	$1	$48,139	$(4,176)	$65,946	$12,067	$121,977
Rhino preferred distributions	-	-	-	-	-	-	(300)	-	(300)
Net loss	-	-	-	-	-	-	(3,532)	(4,730)	(8,262)
Balance March 31, 2019	51,000	$-	18,579,293	$1	$48,139	$(4,176)	$62,114	$7,337	$113,415
Rhino preferred distributions	-	-	-	-	-	-	(300)	-	(300)
Net loss	-	-	-	-	-	-	(699)	(1,150)	(1,849)
Balance June 30, 2019	51,000	$-	18,579,293	$1	$48,139	$(4,176)	$61,115	$6,187	$111,266
Rhino preferred distributions	-	-	-	-	-	-	(300)	-	(300)
Net loss	-	-	-	-	-	-	(18,510)	(20,166)	(38,676)
Balance September 30, 2019	51,000	$-	18,579,293	$1	$48,139	$(4,176)	$42,305	$(13,979)	$72,290

	Preferred stock		Common stock		Additional Paid In	Accumulated Other Comprehensive	Treasury	Accumulated Earnings	Non- Controlling
	Shares	Amt.	Shares	Amt.	Capital	Income (Loss)	Stock	(Deficit)	Interest	Total
Balance December 31, 2017	51,000	$-	18,079,293	$1	$46,315	$1,442	$(4,176)	$78,670	$24,203	$146,455
Stock compensation	-	-	500,000	-	1,650	-	-	-	-	1,650
Rhino units as financing cost	-	-	-	-	-	-	-	-	89	89
Mark-to-market investment, net of tax	-	-	-	-	-	631	-	-	696	1,327
Rhino preferred distributions	-	-	-	-	-	-	-	(300)	-	(300)
Net loss	-	-	-	-	-	-	-	(3,228)	(3,196)	(6,424)
Balance March 31, 2018	51,000	$-	18,579,293	$1	$47,965	$2,073	$(4,176)	$75,142	$21,792	$142,797
Stock compensation	-	-	-	-	-	-	-	-	230	230
Mark-to-market investment, net of tax	-	-	-	-	-	(1,564)	-	-	(1,710)	(3,274)
Rhino preferred distributions	-	-	-	-	-	-	-	(309)	-	(309)
Net loss	-	-	-	-	-	-	-	(3,325)	(1,327)	(4,652)
Balance June 30, 2018	51,000	$-	18,579,293	$1	47,965	$509	$(4,176)	$71,508	$18,985	$134,792
Stock option granted	-	-	-	-	174	-	-	-	-	174
Mark-to-market investment, net of tax	-	-	-	-	-	(195)	-	-	(249)	(444)
Rhino preferred distributions	-	-	-	-	-	-	-	(1,179)	-	(1,179)
Net loss	-	-	-	-	-	-	-	(294)	(3,978)	(4,272)
Balance September 30, 2018	51,000	$-	18,579,293	$1	$48,139	$314	$(4,176)	$70,035	$14,758	$129,071

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,787)	$(15,348)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax benefit	(7,007)	(4,233)
Depreciation, depletion and amortization	24,575	23,226
Accretion on asset retirement obligations	981	957
Amortization of advance royalties	1,534	502
Amortization of debt issuance costs and warrants	1,943	1,793
Loss on impairment of assets	27,988	-
Loss (gain) on sale/disposal of assets—net	(6,983)	(179)
(Gain) on sale of equity securities	(433)	(6,498)
Equity-based compensation	-	1,880
Loss on retirement of advance royalties	244	294
Provision for doubtful accounts	-	108
Changes in assets and liabilities:
Accounts receivable and receivable-other	5,767	(5,455)
Inventories	(11,837)	3,319
Advance royalties	(2,380)	(904)
Prepaid expenses and other assets	(814)	(1,910)
Accounts payable	9,207	9,161
Related party payables	9	9
Accrued expenses and other liabilities	2,803	(353)
Asset retirement obligations	(66)	(259)
Net cash (used in) provided by operating activities	(3,256)	6,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	2,304	11,887
Additions to property, plant, and equipment	(9,263)	(20,550)
Asset acquisition	(1,385)	-
Proceeds from sales of property, plant, and equipment	2,604	4,802
Proceeds from business sale	7,263	-
Net cash provided by (used in) investing activities	1,523	(3,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on long-term debt	(1,125)	(10,208)
Proceeds from issuance of other debt	1,772	1,622
Repayments on other debt	(2,224)	(540)
Repayment on finance lease	(3)	-
Proceeds from financing agreement	10,000	5,000
Payments on debt issuance costs	(2,113)	(879)
(Deposit)/recovery for worker’s compensation program	323	(8,209)
Preferred distributions paid	(3,210)	(6,039)
Net cash provided by (used in) financing activities	3,420	(19,253)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,687	(17,004)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	6,717	23,159
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$8,404	$6,155

Summary Balance Sheets information:
Cash and cash equivalents	$8,316	$6,155
Restricted cash- current portion	88	-
Total	$8,404	$6,155

See notes to unaudited condensed consolidated financial statements.

ROYAL ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of presentation and Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of Royal Energy Resources, Inc. (the “Company,” “Royal,”) and its wholly owned subsidiary Rhino GP LLC (“Rhino GP” or “General Partner”), and its majority owned subsidiary Rhino Resource Partners LP (“Rhino” or the “Partnership”) (OTCQB:RHNO), a Delaware limited partnership (the Company, together with its subsidiaries, are sometimes referred to collectively as “we” or “us”). Rhino GP is the general partner of Rhino. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated balance sheet as of September 30, 2019, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), the condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2019 and 2018 include all adjustments that the Company considers necessary for a fair presentation of the financial position, operating results, cash flows and stockholders’ equity for the periods presented. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed its Annual Report on Form 10-K for the year ended December 31, 2018 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Revenue Recognition. The Company follows Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers (Topic 606), in recognizing revenue. Most of the revenue is generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, the title or risk of loss has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, control transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title passes.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the straight line method which approximates the effective interest method over the life of the related debt. Debt issuance costs are presented as a direct deduction from long-term debt as of September 30, 2019 and December 31, 2018. The effective interest rate for the nine months ended September 30, 2019 and 2018 was 21.07% and 24.14%, respectively.

Recently Issued Accounting Standards. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Company adopted ASU 2016-02 in the first quarter of 2019 and elected the transition method to apply the standard prospectively and also elected the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company made an election to not separate lease and non-lease components for all leases, and will not use hindsight. Finally, the Company will continue its policy for accounting for land easements as executory contracts. The standard had a material impact on the unaudited condensed Consolidated Balance Sheets, but did not have an impact on the unaudited condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Please refer to Note 17 for disclosures related to the new standard.

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

Other Comprehensive Income. In accordance with ASU 2016-01, Financial Instruments, which was effective for fiscal years that began after December 15, 2017, the Company ceased recording fair market adjustments for the shares it owned in Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in Other Comprehensive Income during the fourth quarter of 2018; however, the Company did not push back this change to previous 2018 quarters as not deemed material.

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

A reconciliation of the consolidated assets to the total of the coal segment assets is provided below as of September 30, 2019 and December 31, 2018:

Segment assets (1)	September 30, 2019	December 31, 2018
	(in thousands)
Primary	$194,890	$213,504
Corporate, unallocated	41,300	42,455
Total assets	$236,190	$255,959

(1) Segment assets include accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment — net; the remaining assets are unallocated corporate assets.

3. ACQUISTION

Blackjewel Assignment Agreement

On August 14, 2019, Jewell Valley Mining LLC (“Jewell Valley”), a wholly owned subsidiary of the Partnership, entered into a general assignment and assumption agreement and bill of sale (the “Assignment Agreement”) with Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC (together, “Blackjewel”) to purchase certain assets from Blackjewel for cash consideration of $850,000 plus an additional royalty of $250,000 that is payable within one year from the date of the purchase, as well as the assumption of associated reclamation obligations. The transaction costs associated with the Assignment Agreement were $103,577. The assets that are subject of the Assignment Agreement consist of three underground mines in Virginia that were actively producing coal prior to Blackjewel’s filing for relief under Chapter 11 of the United States Bankruptcy Code, along with a preparation plant, rail loadout facility, related mineral and surface rights and infrastructure and certain purchase contracts to be assumed at Jewell Valley’s option.

As of September 30, 2019, the Partnership is still in the process of hiring qualified personnel to operate the assets purchased from Blackjewel since the Partnership did not retain any of the existing Blackjewel workforce. The Partnership is also still refurbishing the assets before resuming mining operations. The Partnership plans to resume mining operations at one of the mines in the fourth quarter of 2019. The Company reviewed the appropriate guidance regarding ASU 2017-01, Business Combinations (Topic 805) and determined that this transaction was an asset purchase.

The Assignment Agreement was funded by borrowings from the Partnership’s delayed draw feature of the Financing Agreement (see Note 9). The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Property, plant and equipment	$3,853
Land	378
Asset retirement obligation	(2,596)
Net assets acquired	$1,635
Initial cash consideration	$850
Mineral cure payments	431
Transaction costs	104
Cash consideration	1,385
Royalty payable	250
Total consideration	$1,635

4. DISCONTINUED OPERATIONS

Pennyrile Asset Purchase Agreement

On September 6, 2019, the Partnership and Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) entered into an Asset Purchase Agreement (the “Pennyrile APA”) pursuant to which the Partnership sold to Buyer all of the real property, permits, equipment and inventory and certain other assets associated with its Pennyrile mine complex, as well as the buyer’s assumption of the Pennyrile reclamation obligation in exchange for approximately $3.7 million, subject to certain adjustments.

Pursuant to the Pennyrile APA, the Partnership retains liability for certain employee claims, subsidence claims arising from pre-closing mining operations, MSHA liabilities and certain other matters. The Pennyrile APA also provides that the Buyer shall have the right to conduct diligence on the Pennyrile mine complex and may contest the fair market value of the purchased assets or the estimate of the costs of the assumed liabilities following such diligence investigation. In the event the Buyer does contest such amounts, the parties will attempt to resolve the dispute and to the extent they cannot, will submit the matter to a third party to make a final determination with respect to such matters, and will adjust the purchase price accordingly.

The parties have made customary representations, warranties and covenants in the Pennyrile APA. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to a number of closing conditions, including, among others, the performance of applicable covenants and accuracy of representations and warranties and absence of material adverse changes in the condition of the Pennyrile mine complex. Subject to the satisfaction of closing conditions, the transaction contemplated by the Pennyrile APA is expected to close in the fourth quarter of 2019.

Coal Supply Asset Purchase Agreement

On September 6, 2019, the Partnership, the Buyer and the Buyer Parent entered into an Asset Purchase Agreement for the sale and assignment of certain coal supply agreements associated with the Pennyrile mine complex (the “Coal Supply APA”) in exchange for approximately $7.3 million. The Coal Supply APA includes customary representations of the parties thereto, and indemnification for losses arising from the breaches of such representations and for liabilities arising during the period in which the relevant parties were not party to the coal supply agreements. The transactions contemplated by the Coal Supply APA closed upon the execution thereof.

Discontinued Operations

The Pennyrile operating results for the three and nine months ended September 30, 2019 and 2018 are recorded as discontinued operations on the Company’s unaudited condensed consolidated statements of operations including a $28.0 million impairment loss for the three and nine months ended September 30, 2019 associated with the sale. The current and non-current assets and liabilities previously related to Pennyrile have been reclassified to the appropriate held for sale categories on the Company’s unaudited condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.

Major assets and liabilities of discontinued operations for Pennyrile Energy LLC as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Carrying amount of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$-	$1
Accounts receivable	1,428	2,645
Accounts receivable-other	174	-
Inventories	-	455
Advance royalties	-	540
Prepaid expenses and other	-	107
Total current assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,602	$3,748

Property and equipment (net)	$6,517	$41,054
Advance royalties, net of current portion	-	1,438
Other non-current assets	-	443
Total non-current assets of the disposal group classified as held for sale in the consolidated balance sheets	$6,517	$42,935

Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$3,389	$3,772
Accrued expenses and other	1,332	1,457
Asset retirement obligations, current portion	2,200	-
Total current liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$6,921	$5,229

Asset retirement obligations, net of current portion	$-	$522
Total non-current liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$-	$522

Major components of net loss from discontinued operations for Pennyrile

Energy LLC for three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Major line items constituting loss from discontinued operations for the Pennyrile Energy LLC disposal:
Coal sales	$8,920	$12,529	$35,009	$37,748
Total revenues	8,920	12,529	35,009	37,748

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	11,796	13,724	39,925	39,105
Depreciation, depletion and amortization	1,658	1,664	5,032	5,028
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	52	80	130	161
Asset impairment and related charges	27,988	-	27,988	-
(Gain) on sale/disposal of assets, net	-	4	(2)	4
Total costs, expenses and other	41,494	15,472	73,073	44,298
(Loss) from discontinued operations before income taxes for the Pennyrile Energy LLC disposal	(32,574)	(2,943)	(38,064)	(6,550)
Income tax benefit	3,050	373	3,999	831
Net (loss) from discontinued operations	$(29,524)	$(2,570)	$(34,065)	$(5,719)

Cash Flows. The depreciation, depletion and amortization amounts for Pennyrile for each period presented are listed in the previous table. The Pennyrile capital expenditures for the nine months ended September 30, 2019 and 2018 were $1.4 million and $3.0 million, respectively. The asset impairment loss of $28.0 million is the only material non-cash operating item for all periods presented related to Pennyrile. Pennyrile did not have any material non-cash investing items for any periods presented.

5. RECEIVABLE - OTHER

On June 28, 2019, the Company entered into a settlement agreement with a third party which allowed the third-party to maintain certain pipelines pursuant to designated permits at certain operations. The agreement required the third party to pay the Company $7.0 million in consideration. The Company received $4.2 million on July 3, 2019 with the balance of $2.8 million due on or before February 29, 2020. At September 30, 2019, the $2.8 million receivable was recorded in receivable – other on the Company’s unaudited condensed consolidated balance sheets and a gain of $6.9 million was recorded on the Company’s unaudited condensed consolidated statements of operations.

6. PROPERTY

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2019 and December 31, 2018 are summarized by major classification as follows:

	Useful Lives	September 30, 2019	December 31, 2018
		(in thousands)
Land and land improvements		$6,915	$9,406
Mining and other equipment and related facilities	2-20 Years	161,739	153,332
Mine development costs	1-15 Years	7,546	5,954
Coal properties	1-15 Years	27,586	27,652
Construction work in process		10,058	3,199
Total		213,844	199,543
Less accumulated depreciation, depletion and amortization		(82,086)	(60,482)
Net		$131,758	$139,061

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, and amortization expense for intangible assets for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Depreciation expense-mining and other equipment and related facilities	$6,141	$6,063	$18,829	$17,689
Depletion expense for coal properties	160	120	345	359
Amortization of mine development costs	117	51	325	97
Amortization of other assets	15	53	44	53
Total depreciation, depletion and amortization	$6,433	$6,287	$19,543	$18,198

Per an agreement dated April 24, 2019, the Company sold its coal royalty interest in a West Virginia property to a third party for $850,000 and recognized a gain during the second quarter of 2019 of approximately $850,000.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Payroll, bonus and vacation expense	$2,041	$1,529
Non income taxes	2,874	1,943
Royalty expenses	2,266	1,368
Accrued interest	102	152
Health claims	905	868
Workers’ compensation & pneumoconiosis	1,900	1,900
Income taxes (Note 12)	134	134
Consent fee (Note 9)	1,000	-
Other	974	1,252
Total	$12,196	$9,146

8. NOTES PAYABLE – RELATED PARTY

Related party notes payable consist of the following at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(in thousands)
Demand note payable dated March 6, 2015; owed E-Starts Money Co., a related party; interest at 6% per annum	$204	$204
Demand note payable dated June 11, 2015; owed E-Starts Money Co., a related party; non-interest bearing	200	200
Demand note payable dated September 22, 2016; owed E-Starts Co., a related party; non-interest bearing	50	50
Demand note payable dated December 8, 2016; owed to E-Starts Money Co., a related party; non-interest bearing	50	50
Demand note payable dated April 26, 2017; owed to E-Starts Money Co., a related party; non-interest bearing	10	10
Total related party notes payable	$514	$514

The related party notes payable have accrued interest of $52 thousand at September 30, 2019 and $46 thousand at December 31, 2018. The Company expensed $3 and $9 thousand in interest related to the related party loan in the three and nine months, respectively, ended September 30 in both 2019 and 2018.

9. DEBT

Debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Note payable- Financing Agreement	$37,923	$29,048
Note payable- other debt	1,070	522
Note payable to Cedarview	1,500	2,500
Finance lease obligation	7	-
Net unamortized debt issuance costs	(5,607)	(4,121)
Unamortized original issue discount	(527)	(843)
Total	34,366	27,106
Current portion	(5,945)	(3,174)
Long-term debt	$28,421	$23,932

Financing Agreement

On December 27, 2017, the Operating Company, a wholly-owned subsidiary of the Partnership, certain of the Operating Company’s subsidiaries identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide the Borrowers with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). The Partnership has utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement originally had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest originally due on December 27, 2020 (see discussion of fifth amendment below). In addition, the Borrowers must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) of the Partnership and its subsidiaries for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to (i) certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by the Operating Company, and (iii) audit and collateral monitoring fees and origination and exit fees.

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

On July 27, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent included the lenders’ agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders’ agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

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

On February 13, 2019, the Partnership entered into a second amendment (the “Amendment”) to the Financing Agreement. The Amendment provided the Lender’s consent for the Partnership to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed the Partnership to sell its remaining shares of Mammoth Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement.

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

On May 8, 2019, the Partnership entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders’ agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

On August 16, 2019, the Partnership entered into a fourth amendment (the “Fourth Amendment”) to the Financing Agreement. The Fourth Amendment provides a $5.0 million term loan provided by the Lenders to the Partnership under the delayed draw feature of the Financing Agreement, and extends the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On September 6, 2019, the Partnership entered into a fifth amendment (the “Fifth Amendment”) to the Financing Agreement. The Fifth Amendment (i) extends the maturity of the Financing Agreement to December 27, 2022, (ii) provides a $5.0 million term loan provided by the Lenders to the Partnership under the delayed draw feature of the Financing Agreement, (iii) extends the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modifies certain definitions and concepts to account for the Partnership’s recent acquisition of properties from Blackjewel, (v) permits the disposition of the Pennyrile mining complex and (viii) provides for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.00% of the amount of term loans made under the Financing Agreement that is payable at final maturity of the Financing Agreement.

At September 30, 2019, the Partnership had $27.9 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.13%), $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.17%) and $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.06%).

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

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2019 and the year ended December 31, 2018 are as follows:

	Nine months Ended September 30, 2019	Year Ended December 31, 2018
	(in thousands)
Balance at beginning of period, including current portion	$15,067	$15,994
Accretion expense	981	1,277
Adjustments to the liability from annual recosting and other	-	(1,383)
Jewell Valley, LLC acquisition	2,596	-
Reclassification to held for sale	(35)	(522)
Liabilities settled	(66)	(299)
Balance at end of period	18,543	15,067
Less current portion	(465)	(465)
Non-current portion	$18,078	$14,602

11. STOCKHOLDERS’ EQUITY

Royal Activity

At September 30, 2019, the authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.00001 per share, and 5,000,000 shares of Preferred Stock, par value $0.00001 per share. The Company did not issue or cancel any shares of capital stock during the nine months ended September 30, 2019.

Rhino Activity

During the first quarter of 2019, Rhino paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, Rhino paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. Rhino accrued approximately $0.9 million and $1.8 million for distributions to holders of the Series A preferred units for each of the nine months ended September 30, 2019 and 2018.

12. INCOME TAXES

See Note 13 for discussion of income tax contingencies impacting the Company.

The Company’s effective tax rates for the nine months ended September 30, 2019 and 2018 for continuing operations were 17% and 26%, respectively. The effective tax rate increased in the third quarter of 2018 compared to the first two quarters of 2018 due to new tax information impacting the annual effective tax rate.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2019, the Company had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q4	762	13
2020	838	3
2021	120	1

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Company incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Company incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Company incurred no purchase coal expense from coal purchase contracts or expense from OTC purchases for the three and nine months ended September 30, 2019 and 2018.

Leases—The Company leases various mining, transportation and other equipment under operating leases. Please read Note 17 for additional discussion of leases. The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2019 and 2018 are included in Cost of operations in the Company’s unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Lease expense	$1,239	$1,105	$3,621	$2,334
Royalty expense	$3,150	$2,564	$9,602	$8,022

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the unaudited condensed consolidated balance sheets. The Company had no outstanding letters of credit at September 30, 2019. The Company had outstanding surety bonds with third parties of $41.6 million as of September 30, 2019 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Company’s surety bond provider. Of the $41.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. The Company can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor is the Company aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, the Company may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify the Company for damages, including reclamation liabilities, pursuant to the agreements governing the sales of this entity, the Company may not be successful in obtaining any indemnity or any amounts received may be inadequate.

Certain surety bonds for Sands Hill Mining LLC had not been transferred or replaced by the buyer of Sands Hill Mining LLC as was agreed to when the Company sold Sands Hill Mining LLC to the buyer in November 2017. On July 9, 2019, the Company entered into an agreement with a third party for the replacement of the Company’s existing surety bond obligations with respect to Sands Hill Mining LLC. The Company agreed to pay the third party $2.0 million (recorded as selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019) to assume the Company’s surety bond obligations related to Sands Hill Mining LLC. At the time of closing, the third party delivered to the Company confirmation from its surety underwriter evidencing the release and removal of the Company, its affiliates and guarantors, from the surety bond obligations and all related obligations under the Company’s bonding agreements related to Sands Hill Mining LLC, which includes a release of all applicable collateral for the surety bond obligations. Further, such confirmation from the surety underwriter was specifically provided for their acceptance of the third party as a replacement obligor.

Income Tax Contingency

The Company has filed federal but not all of its required state income tax returns for 2014, 2015, 2016, 2017, and 2018, and failed to timely file an application for a change in tax year when it changed its reporting year for external reporting purposes from August 31st to December 31st in 2015. In March 2019, the Company received correspondence from the Internal Revenue Service (“IRS”) that it could not process its 2017 federal income tax filing due to the use of an improper year–end reporting period. The Company has begun communications with the IRS to resolve this matter and subsequently filed a federal income tax return for the fiscal year ended February 28, 2018. In addition, management and third-party specialists have identified certain transactions which are highly complex from an income tax perspective and have not completed the necessary analysis to bring these matters to conclusion. In preparing the financial statements for the nine months ended September 30, 2019 and as of and for the year ended December 31, 2018, management has used its best estimates to compute the Company’s provision for federal and state income taxes based on available information; however, the resolution of certain of the complex tax matters, the ultimate completion of returns for all open tax years and tax positions taken could materially impact management’s estimates. Therefore, the ultimate tax obligations could be materially different from that reflected in the accompanying condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 once these issues are resolved.

Litigation Settlement

On August 6, 2019, Ronald Phillips, a previous executive of the Company, filed a complaint against the Partnership in the Delaware Court of Chancery seeking indemnification and advancement of expenses in regard to attorney’s fees he had incurred and expected to incur in a lawsuit filed by us against Yorktown Partners, LLC, Weston Energy, LLC and related entities and individuals, including Mr. Phillips (the “Yorktown Litigation”). On September 23, 2019, a settlement agreement with Ronald Phillips was reached. Under the terms of the settlement, Mr. Phillips agreed to return up to 450,000 shares of Company stock and relinquish his rights to an additional 50,000 shares of Company stock, and the Partnership agreed to reimburse a portion of Mr. Phillips’ attorney’s fees. Following the return of the shares, Mr. Phillips agreed to dismiss the advancement case against the Partnership and the Partnerhsip agreed to dismiss all claims against Mr. Phillips in the Yorktown Litigation without prejudice to our claims against the remaining defendants. The Company expects to recognize a material amount of settlement income upon the realization of the settlement, which will be deemed to occur upon the actual receipt of the Company shares. After September 30, 2019, Mr. Phillips was able to procure the return of the shares, and the dismissals required by the settlement were filed with the appropriate courts.

Brian Hughs Litigation

On May 9, 2019, the Company terminated Brian Hughs, the Company’s chief commercial officer, for cause. On or about July 25, 2019, Mr. Hughs filed a complaint with the Occupational Safety and Hazard Board, wherein he alleges that his termination as an officer of the Company violated the anti-retaliation provisions of the Sarbanes-Oxley Act, 18 U.S.C. §1514A. In the complaint, Mr. Hughs seeks reinstatement, attorneys and other damages.

On September 17, 2019, Mr. Hughs filed a complaint in the Delaware Court of Chancery seeking indemnification and advancement of expenses in regard to attorneys he hired arising out of an audit/conflicts committee investigation that he requested into certain issues surrounding the Partnership’s sale of Sands Hill Mining, LLC in 2017. The committee has concluded its investigation and determined that no action was necessary. Mr. Hughs also sought advancement of expenses in relation to an allegation that the Federal Bureau of Investigation had contacted certain shareholders of the Company whom he had solicited to invest in the Company. The Company does not believe that Mr. Hughs is entitled to indemnification or advancement for those matters and is defending the case.

14. MAJOR CUSTOMERS

The Company had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30, 2019 Receivable Balance	December 31, 2018 Receivable Balance	Nine months ended September 30, 2019 Sales	Nine months ended September 30, 2018 Sales
	(in thousands)
Javelin Global	$2,261	$4,347	$36,442	$29,267

15. REVENUE

The Company adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements. The disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Company’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 98% to 99.0% of the Company’s total revenues for the three and nine months ended September 30, 2019 and 2018. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% to 2.0% of the Company’s total revenues for the three and nine months ended September 30, 2019 and 2018.

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

In the tables below, the Company has disaggregated its revenue by category as required by ASC Topic 606.

The following table disaggregates revenue by type for the nine and three months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Coal sales:
Steam coal	$27,560	$29,462	$82,291	$78,631
Met coal	14,261	29,875	56,396	64,004
Other revenue	444	1,253	1,834	2,459
Total	$42,265	$60,590	$140,521	$145,094

16. FAIR VALUE MEASUREMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Company’s Financing Agreement was determined based upon a market approach and approximates the carrying value at September 30, 2019. The fair value of the Company’s Financing Agreement is a Level 2 measurement.

As of December 31, 2018, the Company had a recurring fair value measurement relating to its investment in Mammoth Inc. As discussed in Note 9, the Company sold the balance of its Mammoth Inc. shares (104,100 shares) during the first quarter of 2019. The Company’s shares of Mammoth Inc. were classified as an investment on the Company’s unaudited condensed consolidated balance sheets as of December 31, 2018. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth Inc. shares was a Level 1 measurement.

17. LEASES

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

Supplemental information related to leases was as follows:

September 30, 2019
(in thousands)
Operating leases
Operating lease right-of use assets	$11,926

Operating lease liabilities-current	$3,260
Operating lease liabilities-long-term	8,300
Total operating lease liabilities	$11,560

Finance leases
Property Plant and Equipment, gross	$10
Accumulated depreciation	(4)
Total Property, Plant and Equipment, net	$6

Finance leases - current portion	$4
Finance leases - noncurrent portion	3
Total finance lease obligation	$7

Weighted Average Discount rates and Lease Terms

September 30, 2019

Weighted Average Discount Rate
Operating leases	7.0%
Finance leases	7.0%

Weighted Average Lease Term
Operating leases	5.01 years
Finance leases	1.53 years

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,924
Operating cash flows for finance leases	$-
Financing cash flows for finance leases	$3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,267
Finance leases	$10

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
	(in thousands)
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$982	$2
2020	3,730	5
2021	2,908	-
2022	1,895	-
2023	929	-
2024	908	-
Thereafter	2,361	-
Total lease payments	13,713	7
Less: imputed interest	(2,153)	-
Total	$11,560	$7

The components of lease expense were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands)

Operating lease cost	$981	$2,943

Finance lease cost:
Amortization of right-of-use assets	$1	$3
Interest on lease liabilities	-	-
Total finance lease cost	$1	$3

18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $3.6 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 excludes approximately $3.1 million and $1.1 million, respectively, of property, plant and equipment additions which are recorded in accounts payable.

19. SUBSEQUENT EVENTS

On November 7, 2019, Weston filed a claim in the Court of Chancery of the State of Delaware against the Partnership. Weston holds 1,500,000 Series A preferred units representing limited partner interests in the Partnership (“Series A Preferred Units”). The claims allege that the Partnership breached certain representations, covenants and rights contained in the Partnership’s Fourth Amended and Restated Limited Partnership Agreement and the purchase agreement relating to the sale of the Series A Preferred Units to Weston, as a result of the Partnership (i) effecting the $7 million settlement with a third party in June 2019 (see Note 5), which allowed the third party to maintain certain pipelines pursuant to designated permits at the Partnership’s Central Appalachia operations, without Weston’s consent, and (ii) refusing to distribute what Weston, as a holder of Series A Preferred Units, claims is its pro rata share of such settlement. The Partnership believes these claims are without merit and intends to vigorously defend against them.

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

For the three and nine months ended September 30, 2019, we generated revenues from continuing operations of approximately $42.3 million and $140.5 million, respectively, and we generated net losses from continuing operations of approximately $9.2 million and $14.7 million for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, we produced approximately 0.8 million tons of coal from continuing operations and sold approximately 0.7 million tons of coal from continuing operations, of which approximately 85% were sold pursuant to supply contracts. For the nine months ended September 30, 2019, we produced approximately 2.5 million tons of coal from continuing operations and sold approximately 2.3 million tons of coal from continuing operations, of which approximately 87% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of September 30, 2019, our available liquidity was $8.3 million. We also have a delayed draw term loan commitment in the amount of $25 million contingent upon the satisfaction of certain conditions precedent specified in our financing agreement discussed below.

On December 27, 2017, we entered into a financing agreement (“Financing Agreement”), which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. We used approximately $17.3 million of the initial Financing Agreement net proceeds to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below. For more information about our Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

Beginning in the latter part of the third quarter of 2019, we have experienced weak market demand and have seen prices move lower for the qualities of met and steam coal we produce. If we continue to experience weak demand and prices continue to lower for our met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Financing Agreement. If we violate any of the covenants or restrictions in our Financing Agreement, including the fixed-charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders may not be willing to make any loans under the additional commitment available under our Financing Agreement. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders under our Financing Agreement. Although we believe our lenders are well secured under the terms of our Financing Agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments – Rhino

Pennyrile Mine Complex (“Pennyrile”) Asset Purchase Agreement

On September 6, 2019, we entered into an Asset Purchase Agreement (the “Pennyrile APA”) with Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) pursuant to which we sold to Buyer all of the real property, permits, equipment and inventory and certain other assets associated with Pennyrile in exchange for approximately $3.7 million, subject to certain adjustments.

Pursuant to the Pennyrile APA, we retain liability for certain employee claims, subsidence claims arising from pre-closing mining operations, MSHA liabilities and certain other matters. The Pennyrile APA also provides that Buyer shall have the right to conduct diligence on the Pennyrile and may contest the fair market value of the purchased assets or the estimate of the costs of the assumed liabilities following such diligence investigation. In the event Buyer does contest such amounts, the parties will attempt to resolve the dispute and to the extent they cannot, will submit the matter to a third party to make a final determination with respect to such matters, and will adjust the purchase price accordingly.

The parties have made customary representations, warranties and covenants in the Pennyrile APA. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to a number of closing conditions, including, among others, the performance of applicable covenants and accuracy of representations and warranties and absence of material adverse changes in the condition of Pennyrile. Subject to the satisfaction of closing conditions, the transaction contemplated by the Pennyrile APA is expected to close in the fourth quarter of 2019.

Coal Supply Asset Purchase Agreement

On September 6, 2019, we entered into an Asset Purchase Agreement with the Buyer and Buyer Parent for the sale and assignment of certain coal supply agreements associated with Pennyrile (the “Coal Supply APA”) in exchange for approximately $7.3 million. The Coal Supply APA includes customary representations of the parties thereto, and indemnification for losses arising from the breaches of such representations and for liabilities arising during the period in which the relevant parties were not party to the coal supply agreements. The transactions contemplated by the Coal Supply APA closed upon the execution thereof.

Discontinued Operations

The Pennyrile operating results for the three and nine months ended September 30, 2019 and 2018 are recorded as discontinued operations, including a $28.0 million impairment loss associated with the sale.

Blackjewel Assignment Agreement

On August 14, 2019, our new wholly-owned subsidiary Jewell Valley Mining LLC, entered into a general assignment and assumption agreement and bill of sale (the “Assignment Agreement”) with Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC (together, “Blackjewel”) to purchase certain assets from Blackjewel for cash consideration of $850,000 plus an additional royalty of $250,000 that is payable within one year from the date of the purchase, as well as the assumption of associated reclamation obligations. The assets that are subject of the Assignment Agreement consist of three underground mines in Virginia that were actively producing coal prior to Blackjewel’s filing for relief under Chapter 11 of the United States Bankruptcy Code, along with a preparation plant, rail loadout facility, related mineral and surface rights and infrastructure and certain purchase contracts to be assumed at our option. We are in the process of hiring employees and refurbishing the assets before we begin mining operations. We plan to resume mining operations at one of the mines in the fourth quarter of 2019

Financing Agreement

On September 6, 2019, we entered into a fifth amendment (the “Fifth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”). The Fifth Amendment (i) extends the maturity of the Financing Agreement to December 27, 2022, (ii) provides a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, (iii) extends the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modifies the certain definitions and concepts to account for our recent acquisition of properties from Blackjewel, (v) permits the disposition of the Pennyrile Mining Complex and (viii) provides for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.0% of the amount of term loans made under the Financing Agreement that is payable at the maturity of the Financing Agreement.

On August 16, 2019, we entered into a fourth amendment (the “Fourth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with the Lenders. The Fourth Amendment provides a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, and extends the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders’ agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increased the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed below and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

On February 13, 2019, we entered into a second amendment (“Amendment”) to the Financing Agreement. The Amendment provided the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed us to sell our remaining shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK)(“Mammoth Inc.”) and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

Settlement Agreement

On June 28, 2019, we entered into a settlement agreement with a third party which allows the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement requires the third party to pay us $7.0 million in consideration. We received $4.2 million on July 3, 2019 with the balance of $2.8 million due on or before February 29, 2020. We recorded a gain of $6.9 million during the second quarter of 2019 related to this settlement agreement.

Distribution Suspension

Pursuant to the Partnership’s limited partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended September 30, 2019, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of September 30, 2019, we had accumulated arrearages of $848.7 million.

Recent Developments - Royal

Sale of Royalty Interest

Per an agreement dated April 24, 2019, we agreed to sell our coal royalty interest in a West Virginia property to a third party for $850,000. We had no book basis in this interest, so substantially all of the proceeds were recognized as a gain during the second quarter of 2019.

Termination of Officer and Removal of Director, and Subsequent Litigation

On May 9, 2019, the Company terminated Brian Hughs, the Company’s chief commercial officer, for cause. On the same date, shareholders holding a majority of the voting power of the Company executed a written consent to remove Mr. Hughs as a director for cause. The written consent provided that the removal would be effective twenty-one (21) days after the Company sent an information statement to the shareholders pursuant to SEC Rule 14c-2. The information statement was sent on May 30, 2019. Therefore, Mr. Hugh’s removal from the Company’s board was effective as of June 20, 2019.

On or about July 25, 2019, Mr. Hughs filed a complaint with the Occupational Safety and Hazard Board, wherein he alleges that his termination as an officer of the Company violated the anti-retaliation provisions of the Sarbanes-Oxley Act, 18 U.S.C. §1514A. In the complaint, Mr. Hughs seeks reinstatement, attorneys and other consequential damages.

On September 17, 2019, Mr. Hughs filed a complaint in the Delaware Court of Chancery seeking advancement of expenses in regard to attorneys he hired arising out of an audit/conflicts committee investigation into certain issues surrounding the Partnership’s sale of Sands Hill Mining, LLC in 2017. Mr. Hughs also sought advance of expenses in relation to an allegation that the Federal Bureau of Investigation had contacted certain shareholders of the Company whom he had solicited to invest in the Company. The Company does not believe that Mr. Hughs is entitled to indemnification or advancement for those matters and is defending the case.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of September 30, 2019, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q4	762	13
2020	838	3
2021	120	1

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues. The following table presents revenues and coal revenues per ton for the three months ended September 30, 2019 and 2018:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues:
Steam coal revenue	$27.6	$29.5	$(1.9)	(6.2)%
Met coal revenue	14.3	29.9	(15.6)	(52.3)%
Total coal revenues	41.9	59.4	(17.5)	(29.4)%
Other revenues	0.4	1.2	(0.8)	(66.7)%
Total revenues	$42.3	$60.6	$(18.3)	(30.2)%

Steam tons sold	591.3	671.8	(80.5)	(12.0)%
Met tons sold	147.4	264.0	(116.6)	(44.2)%
Total tons sold (in thousands except %)	738.7	935.8	(197.1)	(30.2)%

Coal revenues per steam ton	$46.59	$43.73	$2.85	6.5%
Coal revenues per met ton	96.75	113.16	(16.41)	(14.5)%
Coal revenues per ton*	$56.61	$63.41	$(6.80)	(10.7)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues. Our coal revenues for the three months ended September 30, 2019 decreased to $41.9 million from $59.4 million on September 30, 2018, a decrease of $17.5 million or 29.4%. Coal revenues per ton was $56.61 for the three months ended September 30, 2019, a decrease of $6.80, or 10.7%, from $63.41 per ton for the three months ended September 30, 2018. The decrease in coal revenues and coal revenues per ton was primarily the result of fewer tons sold and lower contracted sale prices for coal sold from our coal operations during the third quarter of 2019 compared to the same period in 2018.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the three months ended September 30, 2019 and 2018:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$38.0	$46.8	$(8.8)	(18.8)%
Freight and handling costs	1.4	5.9	(4.5)	(76.5)%
Depreciation, depletion and amortization	6.4	6.3	0.1	2.3%
Selling, general and administrative	5.5	3.0	2.5	83.2%
Loss/(gain) on sale/disposal of assets-net	-	(0.3)	0.3	(100.0)%

Tons sold	738.7	935.8	(197.1)	(21.1)%
Cost of operations per ton*	$51.40	$49.98	$1.42	2.8%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations was $38.0 million for the three months ended September 30, 2019 as compared to $46.8 million for the three months ended September 30, 2018. Our cost of operations per ton was $51.40 for the three months ended September 30, 2019, an increase of $1.40, or 2.8%, from the three months ended September 30, 2018. The decrease in total cost of operations was primarily due to fewer tons produced and sold from our coal operations during the third quarter of 2019 compared to the same period in 2018. Cost of operations per ton increased as fewer tons were sold resulting in fixed costs being allocated to fewer tons sold during the current period.

Freight and Handling. Total freight and handling cost decreased to $1.4 million for the three months ended September 30, 2019 as compared to $5.9 million for the three months ended September 30, 2018. The decrease in freight and handling costs was primarily the result of fewer export sales that require us to pay railroad transportation to the port of export during the third quarter of 2019. We also incurred $0.9 million in demurrage charges during the three months ended September 30, 2018.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended September 30, 2019 was $6.4 million as compared to $6.3 million for the three months ended September 30, 2018. The increase was due to depreciation of fixed assets put in service since the third quarter of 2018.

Selling, General and Administrative. SG&A expense for the three months ended September 30, 2019 increased to $5.5 million as compared to $3.0 million for the three months ended September 30, 2018 as we experienced an increase to corporate overhead expense. SG&A was also impacted by a $2.0 million expense recorded as the result of an agreement reached with a third-party to assume the surety bonds associated with Sands Hill Mining LLC that had not been transferred from our bond portfolio by the purchaser of Sands Hill Mining LLC as required by the sale agreement executed with the purchaser in November 2017.

Loss/(gain) on sale/disposal of assets-net. In the third quarter of 2019 we recorded an immaterial gain as compared to a gain of $0.3 million in 2018.

Interest and other expense/(income): The following table presents interest and other (income) expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	$(1.9)	$(2.9)
Gain on sale of equity securities	-	-
Total interest and other (expense)/income	$(1.9)	$(2.9)

Interest Expense. Interest expense for the three months ended September 30, 2019 decreased to $1.9 million as compared to $2.9 million for the three months ended September 30, 2018. This decrease was primarily due to the lower average outstanding debt balance during the three months ended September 30, 2019 compared to the same period in 2018.

Net Loss From Continuing Operations. Net loss from continuing operations was $9.2 million for the three months ended September 30, 2019 compared to net loss of $1.7 million for the three months ended September 30, 2018. The increase in net loss was primarily due to the decrease in coal revenue as discussed above.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the three months ended September 30, 2019 decreased by $8.5 million to $(2.7) million from $5.8 million for the three months ended September 30, 2018. The decrease was primarily due to the decrease in net income for the three months ended September 30, 2019. Including net loss from discontinued operations of approximately $29.5 million, which related to the assets sold at our Pennyrile operation in September 2019, our net loss was $38.7 million and Adjusted EBITDA was $(5.6) million for the three months ended September 30, 2019. Including net loss from discontinued operations of approximately $2.6 million, which also relates to Pennyrile, our net loss was $4.3 million and Adjusted EBITDA was $4.3 million for the three months ended September 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income/(loss).

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

Revenues. The following table presents revenues and coal revenues per ton for the nine months ended September 30, 2019 and 2018:

	Nine months	Nine months
	Ended	ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	%*
	(in millions, except per ton data and %)
Total
Coal revenues:
Steam coal revenues	$82.3	$78.6	$3.6	4.6%
Met coal revenues	56.4	64.0	(7.6)	(11.9)%
Total coal revenues	138.7	142.6	(3.9)	(2.8)%
Other revenues	1.8	2.5	(0.7)	(28.0)%
Total revenues	$140.5	$145.1	$(4.7)	(3.2)%

Steam tons sold	1,755.1	1,835.7	(80.6)	(4.4)%
Met tons sold	523.1	628.2	(105.1)	(16.7)%
Total tons sold (in thousands except %)	2,278.2	2,463.9	(185.7)	(7.5)%

Coal revenues per steam ton	$46.88	$42.84	$4.04	9.4%
Coal revenues per met ton	107.81	101.88	5.93	5.8%
Coal revenues per ton*	$60.88	$57.89	$2.99	5.2%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Revenues. Our coal revenues for the nine months ended September 30, 2019 decreased by approximately $3.9 million, or 2.8%, to approximately $138.7 million from approximately $142.6 million for the nine months ended September 30, 2018. Coal revenues per ton were $60.88 for the nine months ended September 30, 2019, an increase of $2.99, or 5.2%, from $57.89 per ton for the nine months ended September 30, 2018. The decrease in coal revenues was primarily the result of fewer tons of coal sold during the nine months ended September 30, 2019. The increase in coal revenues per ton was primarily due to an increase in the contracted sale prices across all operations for the nine months ended September 30, 2019 compared to the same period in 2018.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton for the nine months ended September 30, 2019 and 2018:

	Nine months	Nine months
	Ended	ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	%*
	(in millions, except per ton data and %)
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$124.0	$120.3	$3.7	3.1%
Freight and handling costs	4.3	8.2	(3.9)	(47.7)%
Depreciation, depletion and amortization	19.5	18.2	1.3	7.4%
Selling, general and administrative	12.3	11.1	1.1	10.3%
Loss/(gain) on sale/disposal of assets-net	(7.0)	(0.2)	(6.8)	3714.8%

Tons sold	2,278.2	2,463.9	(185.7)	(7.5)%
Cost of operations per ton*	$54.42	$48.82	$5.60	11.5%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of Operations. Total cost of operations increased by $3.7 million or 3.1% to $124.0 million for the nine months ended September 30, 2019 as compared to $120.3 million for the nine months ended September 30, 2018. Our cost of operations per ton was $54.42 for the nine months ended September 30, 2019, an increase of $5.60, or 11.5%, from the nine months ended September 30, 2018. The increase in cost of operations and cost of operations per ton was primarily due to increases in costs at several of our operations for labor, contract services and equipment maintenance for the nine months ended September 30, 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost decreased to $4.3 million for the nine months ended September 30, 2019 as compared to $8.2 million for the nine months ended September 30, 2018. The decrease in freight and handling costs was primarily the result of fewer export sales that require us to pay railroad transportation to the port of export during the nine months ended September 30, 2019. We also incurred $1.1 million in demurrage charges during the nine months ended September 30, 2018.

Depreciation, Depletion and Amortization. Total DD&A expense for the nine months ended September 30, 2019 was $19.5 million as compared to $18.2 million for the nine months ended September 30, 2018. The increase was due to depreciation of fixed assets put in service since the third quarter of 2018.

Selling, General and Administrative. SG&A expense for the nine months ended September 30, 2019 increased to $12.3 million as compared to $11.1 million for the nine months ended September 30, 2018. SG&A was impacted by a $2.0 million expense recorded as the result of an agreement reached with a third-party to assume the surety bonds associated with Sands Hill Mining LLC that had not been transferred from our bond portfolio by the purchaser of Sands Hill Mining LLC as required by the sale agreement executed with the purchaser in November 2017. SG&A also decreased in 2019 due to stock compensation expense of approximately $1.7 million in 2018 incurred through a certain severance agreement with a former executive.

Loss/(gain) on sale/disposal of assets-net. In the second quarter of 2019 we recorded a gain of $6.9 million related to a settlement previously discussed and a gain of $0.9 million on a disposal of a royalty interest.

Interest and other expense/(income): The following table presents interest and other (income) expense for the nine months ended September 30, 2019 and 2018:

	Nine months Ended September 30,
	2019	2018
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	$(5.6)	$(7.0)
Gain on sale of equity securities	0.4	6.5
Total interest and other (expense)/income	$(5.2)	$(0.5)

Interest expense. Interest expense for the nine months ended September 30, 2019 decreased to $5.6 million as compared to $7.0 million for the nine months ended September 30, 2018. This decrease was primarily due to the lower outstanding debt balance for the nine months ended September 30, 2019 compared to the same period in 2018.

Net Loss From Continuing Operations. Net loss was $14.7 million for the nine months ended September 30, 2019 compared to net loss of $9.6 million for the nine months ended September 30, 2018. Our net loss increased during the nine months ended September 30, 2019 compared to 2018 primarily due the decrease in tons sold and an increase in operating costs including labor, contract services and equipment maintenance at several of our operations.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2019 decreased by $6.2 million to $8.2 million from $14.4 million for the nine months ended September 30, 2018. Adjusted EBITDA from continuing operations decreased period over period primarily due to the increase in net loss as discussed above. Including net loss from discontinued operations of approximately $34.1 million, which related to the assets sold at our Pennyrile operation in September 2019, our net loss was $48.8 million and Adjusted EBITDA, which excludes the impairment loss, was $3.2 million for the nine months ended September 30, 2019. Including net loss from discontinued operations of approximately $5.7 million, which also relates to Pennyrile, our net loss was $15.4 million and Adjusted EBITDA was $12.8 million for the nine months ended September 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net income (loss)	$(9.2)	$(1.7)	$(14.7)	$(9.6)
DD&A	6.4	6.3	19.5	18.2
Interest expense	1.9	2.9	5.6	7.0
Income tax provision (benefit)	(1.9)	(2.2)	(3.0)	(3.4)
EBITDA from continuing operations†*	(2.8)	5.3	7.4	12.2
Plus: loss from sale of non-core assets (1)	0.1	-	0.8	-
Plus: Provision for doubtful accounts	-	0.3	-	0.3
Stock compensation	-	0.2	-	1.9
Adjusted EBITDA from Continuing Operations†*	(2.7)	5.8	8.2	14.4
Adjusted EBITDA from discontinued operations	(30.9)	(1.3)	(33.0)	(1.5)
Plus: Loss on impairment of assets (2)	28.0	-	28.0	-
Adjusted EBITDA†	$(5.6)	$4.3	$3.2	$12.8

(1)	During the three and nine months ended September 30, 2019, we sold parcels of land owned in western Colorado for proceeds less than our carrying value of the land that resulted in losses of approximately $0.1 million and $0.8 million, respectively. This land is a non-core asset that we chose to monetize despite the loss incurred. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	We recorded an impairment loss of $28.0 million associated with the sale of our Pennyrile assets for the three and nine months ended September 30, 2019. The impairment loss of $28.0 million is recorded in discontinued operations for the three and nine months ended September 30, 2019.

* Totals may not foot due to rounding.

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of September 30, 2019, our available liquidity was $8.3 million. We also have a delayed draw term loan commitment in the amount of $25 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. We used approximately $17.3 million of the initial Financing Agreement net proceeds to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

Beginning in the latter part of the third quarter of 2019, we have experienced weak market demand and have seen prices move lower for the qualities of met and steam coal we produce. If we continue to experience weak demand and prices continue to lower for our met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Financing Agreement. If we violate any of the covenants or restrictions in our Financing Agreement, including the fixed-charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ may not be willing to make any loans under the additional commitment available under our Financing Agreement. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders under our Financing Agreement. Although we believe our lenders are well secured under the terms of our Financing Agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and taking steps to improve productivity and control costs, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2019 as compared to net cash provided by operating activities of $6.1 million for the nine months ended September 30, 2018. This decrease in cash provided by operating activities was the result of a higher net loss and negative working capital changes primarily due to the increase in our inventory during the nine months ended September 30, 2019.

Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2019 as compared to net cash used in investing activities of $3.9 million for the nine months ended September 30, 2018. The increase in cash provided by investing activities was primarily due to an increase in proceeds from the sale of assets during the nine months ended September 30, 2019 and a decrease in capital expenditures during the first nine months of 2019 compared to the same period in 2018.

Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2019 and net cash used in financing activities was $19.3 million for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to proceeds from our Financing Agreement. Net cash used in financing activities for the nine months ended September 30, 2018 was primarily attributable to deposits paid on our workers’ compensation and surety bond programs and repayments on our Financing Agreement. The periods ending September 30, 2019 and 2018 were both impacted by payment of the distribution on the Series A preferred units.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2019 were approximately $6.3 million. This amount was primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2019 were approximately $4.3 million, which were primarily related to the construction of a new airshaft at our Hopedale mining complex in Northern Appalachia and the purchase of the Virginia assets from Blackjewel that was discussed above.

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

Fourth Amended and Restated Partnership Agreement of Limited Partnership

On December 30, 2016, our general partner entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (“Amended and Restated Partnership Agreement”) to create, authorize and issue the Series A preferred units.

The holders of the Series A preferred units are entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in our partnership agreement as (i) the total revenue of our Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for our Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by us from our Central Appalachia business segment. If we fail to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and we will not be permitted to pay any distributions on our partnership interests that rank junior to the Series A preferred units, including our common units.

We will have the option to convert the outstanding Series A preferred units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A preferred unit exceeds $10.00 per unit. Each Series A preferred unit will convert into a number of common units equal to the quotient (the “Series A Conversion Ratio”) of (i) the sum of $10.00 and any unpaid distributions in respect of such Series A Preferred Unit divided by (ii) 75% of the volume-weighted average closing price of the common units for the preceding 90 trading days (the “VWAP”); provided however, that the VWAP will be capped at a minimum of $2.00 and a maximum of $10.00. On December 31, 2021, all outstanding Series A preferred units will convert into common units at the then applicable Series A Conversion Ratio.

During the first quarter of 2019, we paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, we paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. We have accrued approximately $0.9 million for distributions to holders of the Series A preferred units for the nine months ended September 30, 2019.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide us with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). We have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement originally had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest originally due on December 27, 2020 (see discussion of fifth amendment below). In addition, we must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to (i) certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

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

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent included the lenders’ agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders’ agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

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

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders’ agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

On August 16, 2019, we entered into a fourth amendment (the “Fourth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with the Lenders. The Fourth Amendment provides a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, and extends the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On September 6, 2019, we entered into a fifth amendment (the “Fifth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”). The Fifth Amendment (i) extends the maturity of the Financing Agreement to December 27, 2022, (ii) provides us with a $5.0 million term loan provided by the Lenders under the delayed draw feature of the Financing Agreement, (iii) extends the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modifies the certain definitions and concepts to account for our recent acquisition of properties from Blackjewel, (v) permits the disposition of the Pennyrile Mining Complex and (viii) provides for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.0% of the amount of term loans made under the Financing Agreement that is payable upon the maturity of the Financing Agreement.

At September 30, 2019, we had $27.9 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.13%), $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.17%) and $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.06%).

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

As of September 30, 2019, we had $7.9 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $41.6 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $4.9 million serves as collateral for our self-insured workers’ compensation program. Of the $41.6 million in surety bonds, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyers of Deane Mining LLC as was agreed to by the parties as part of the transaction. We can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of this entity, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

Certain surety bonds for Sands Hill Mining LLC had not been transferred or replaced by the buyer of Sands Hill Mining LLC as was agreed to when we sold Sands Hill Mining LLC to the buyer in November 2017. On July 9, 2019, we entered into an agreement with a third party for the replacement of our existing surety bond obligations with respect to Sands Hill Mining LLC. We agreed to pay the third party $2.0 million to assume our surety bond obligations related to Sands Hill Mining LLC. At the time of closing, the third party delivered to us confirmation from its surety underwriter evidencing the release and removal of us, our affiliates and guarantors, from the surety bond obligations and all related obligations under our bonding agreements related to Sands Hill Mining LLC, which includes a release of all applicable collateral for the surety bond obligations. Further, such confirmation from the surety underwriter was specifically provided for their acceptance of the third party as a replacement obligor.

We had no letters of credit outstanding as of September 30, 2019.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018. We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of September 30, 2019.

We adopted ASU 2016-02- Leases (Topic 842) and all related clarification standards on January 1, 2019 using the transition method to apply the standard prospectively. The standard had a material impact on our unaudited condensed consolidated Balance Sheets, but did not have an impact on our unaudited condensed consolidated statements of operations. Please refer to Note 17 of the notes to the unaudited condensed consolidated financial statements for further discussion of the standard and the related disclosures.

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

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2019 at the reasonable assurance level.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Yorktown and Weston Litigation

On May 3, 2019, we (the “Plaintiffs”) filed a complaint in the Court of Chancery in the State of Delaware against Rhino Resource Partners Holdings LLC (“Holdings”), Weston Energy LLC (“Weston”), Yorktown Partners LLC and certain Yorktown funds (collectively, the “Yorktown entities”), as well as Mr. Ronald Phillips, Mr. Bryan H. Lawrence and Mr. Bryan R. Lawrence (the “Yorktown Litigation”).

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

The Yorktown entities filed an answer to the lawsuit on May 31, 2019, followed by a Motion for Judgment on the Pleadings and Motion to Dismiss. A hearing will be held on the Motion for Judgment on the Pleadings on April 7, 2020.

On November 7, 2019, Weston filed a claim in the Court of Chancery of the State of Delaware against the Partnership. Weston holds 1,500,000 Series A preferred units representing limited partner interests in the Partnership (“Series A Preferred Units”). The claims allege that the Partnership breached certain representations, covenants and rights contained in the Partnership’s Fourth Amended and Restated Limited Partnership Agreement and the purchase agreement relating to the sale of the Series A Preferred Units to Weston, as a result of the Partnership (i) effecting the previously reported $7 million settlement with a third party in June 2019, which allowed the third party to maintain certain pipelines pursuant to designated permits at the Partnership’s Central Appalachia operations, without Weston’s consent, and (ii) refusing to distribute what Weston, as a holder of Series A Preferred Units, claims is its pro rata share of such settlement. The Partnership believes these claims are without merit and intends to vigorously defend against them.

Ronald Phillips Litigation

On August 6, 2019, Ronald Phillips filed a complaint against the Partnership in the Delaware Court of Chancery seeking indemnification and advancement of expenses in regard to attorney’s fees he had incurred and expected to incur in the Yorktown Litigation. On September 23, 2019, we entered into a settlement agreement with Mr. Phillips. Under the terms of the settlement, Mr. Phillips agreed to return up to 450,000 shares of Company stock and relinquish his rights to an additional 50,000 shares of Company stock, and the Partnership agreed to reimburse a portion of Mr. Phillips’ attorney’s fees. Following the return of the shares, Mr. Phillips agreed to dismiss the advancement case against the Partnership and we agreed to dismiss all claims against Mr. Phillips in the Yorktown Litigation without prejudice to our claims against the remaining defendants. After September 30, 2019, Mr. Phillips was able to procure the return of all the shares, and the dismissals required by the settlement were filed with the appropriate courts.

Brian Hughs Litigation

On May 9, 2019, the Company terminated Brian Hughs, the Company’s chief commercial officer, for cause. On or about July 25, 2019, Mr. Hughs filed a complaint with the Occupational Safety and Hazard Board, wherein he alleges that his termination as an officer of the Company violated the anti-retaliation provisions of the Sarbanes-Oxley Act, 18 U.S.C. §1514A. In the complaint, Mr. Hughs seeks reinstatement, attorneys and other damages.

On September 17, 2019, Mr. Hughs filed a complaint in the Delaware Court of Chancery seeking indemnification and advancement of expenses in regard to attorneys he hired arising out of an audit/conflicts committee investigation that he requested into certain issues surrounding the Partnership’s sale of Sands Hill Mining, LLC in 2017. The committee has concluded its investigation and determined that no action was necessary. Mr. Hughs also sought advancement of expenses in relation to an allegation that the Federal Bureau of Investigation had contacted certain shareholders of the Company whom he had solicited to invest in the Company. The Company does not believe that Mr. Hughs is entitled to indemnification or advancement for those matters and is defending the case.

ITEM 1A: Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which risks could materially affect our business, financial condition or future results. Except as stated below, there has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2018. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. We have updated certain income tax risks below due to the unique nature of these items.

Risks Inherent in an Investment in Us

We are subject to litigation by a former officer of the Company, which could have a materially adverse impact on our business if it is determined adversely to us.

Brian Hughs, a former officer of the Company and a former director of the Partnership, has filed two lawsuits us. One is an administrative action filed with Occupational Safety and Hazard Board, wherein he contends that his termination as an officer of the Company violated the anti-retaliation provisions of the Sarbanes-Oxley Act, 18 U.S.C. §1514A. In the complaint, Mr. Hughs seeks reinstatement, attorneys and other consequential damages. On September 17, 2019, Mr. Hughs filed a complaint in the Delaware Court of Chancery seeking advancement of expenses in regard to attorneys he hired arising out of an audit/conflicts committee investigation into certain issues surrounding the Partnership’s sale of Sands Hill Mining, LLC in 2017. Mr. Hughs also sought advancement of expenses in relation to an allegation that the Federal Bureau of Investigation had contacted certain shareholders of the Company whom he had solicited to invest in the Company. The Company does not believe that Mr. Hughs is entitled to indemnification or advancement for those matters and is defending the case. In the event either or both cases are resolved unfavorably to us, the liability could have a material adverse impact on the Company.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2019 is included in Exhibit 95.1 to this report.

ITEM 5: Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

2.1	General Assignment and Assumption Agreement and Bill of Sale, dated as of August 14, 2019, by and among Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC and Jewell Valley Mining LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on August 20, 2019.

2.2	Asset Purchase Agreement (Riveredge Mine Assets) dated September 6, 2019, by and among Rhino Energy LLC, Pennyrile Energy LLC, CAM Mining LLC, Castle Valley Mining LLC, and Rhino Services LLC as Sellers, Rhino Resource Partners LP, the Seller’s parent, Alliance Coal, LLC as Buyer, and Alliance Resource Partners, L.P., as Buyer’s parent dated September 6, 2019, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

2.3	Asset Purchase Agreement (Coal Supply Agreements) dated September 6, 2019, by and among Rhino Energy LLC and Pennyrile Energy LLC, as Seller, Rhino Resource Partners LP, Seller’s parent, Alliance Coal, LLC as Buyer, and Alliance Resource Partners, L.P., as Buyer’s parent, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

10.1	Fourth Amendment to Financing Agreement dated as of August 16, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34892) filed on August 20, 2019.

10.2	Fifth Amendment to Financing Agreement dated as of September 6, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended June 30, 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal Energy Resources. Inc.

Date: November 13, 2019	By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ W. Scott Morris
W. Scott Morris
Chief Financial Officer
(Principal Financial Officer)

