Form 10-K/A
period 2018-12-31
Royal Energy Resources, Inc.
filed 2019-12-06
CIK 1102392

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Royal Energy Resources, Inc. (the “Company”) on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original 10-K”), which was originally filed on March 29, 2019.

We are filing this amendment to amend Items 1 and 2 of the original 10-K in order to provide additional information about our mining properties as required by Industry Guide 7, and in response to comments to the Original 10-K received from the staff of the Division of Corporate Finance of the Securities and Exchange Commission.

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

Coal Operations

Mining and Leasing Operations

As of December 31, 2018, the Partnership operated two mining complexes located in Central Appalachia (Tug River and Rob Fork). In addition, during 2018, the Partnership operated one mining complex located in Northern Appalachia (Hopedale). The other Northern Appalachia mining complex, Sands Hill Mining, was sold in November 2017. In the Western Bituminous region, the Partnership operated one mining complex located in Emery and Carbon Counties, Utah (Castle Valley). The Partnership also operated a mining complex in the Illinois Basin, the Riveredge mine at its Pennyrile mining complex. (See Note 4 of the consolidated financial statements included elsewhere in this annual report for further information on the disposition of Sands Hill Mining)

The Partnership defines a mining complex as a central location for processing raw coal and loading coal into railroad cars, barges or trucks for shipment to customers. These mining complexes include five active preparation plants and/or loadouts, each of which receive, blend, process and ship coal that is produced from one or more of our active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits.

The following map shows the location of the Partnership’s coal mining and leasing operations as of December 31, 2018 (Note: the McClane Canyon mine in Colorado was permanently idled at December 31, 2013):

STATE OF COLORADO
Not to Scale
Grand Junction
Denver
Colorado Springs
McCLANE CANYON
STATE OF UTAH
Not to Scale
SALT LAKE CITY
CASTLE VALLEY
PRICE
HUNTINGTON
STATE OF INDIANA
STATE OF ILLINOIS
STATE OF KENTUCKY
Not to Scale
Springfield
TAYLORVILLE FIELD
Pennyrile Complex
Madisonville
PENNSYLVANIA
OHIO
WEST VIRGINIA
KENTUCKY
VIRGINIA
TENNESSEE
NORTH CAROLINA
MD
LEESVILLE FIELD
HOPEDALE COMPLEX
SPRINGDALE FIELD
RICH MOUNTAIN FIELD
RHINO EASTERN FIELD
TUG RIVER COMPLEX
CAM MINING
ROB FORK COMPLEX
HEADQUARTERS OFFICE
Akron
Youngstown
New Castle
Canton
Pittsburgh
Steubenville
Wheeling
Washington
Uniontown
Morgantown
Fairmont
Clarksburg
Elkins
Columbus
Zanesville
Chillicothe
Parkersburg
Ashland
Huntington
Charleston
Beckley
Lexington
Morehead
Prestonsburg
Pikeville
Hazard
Roanoke
OHIO RIVER
KANAWHA RIVER
ALLEGHENY
MONONGAHELA
N
LEGEND
APPROXIMATE LIMIT OF COAL MEASURES
COAL OPERATIONS AND RESERVES
INTERSTATE ROADS
RAILROADS
NAVIGABLE WATERWAYS (+9 FT.)
RHINO RESOURCE PARTNERS LP
COAL OPERATIONS AND RESERVES
NORTHERN AND CENTRAL APPALACHIA,
WESTERN BITUMINOUS REGION,
AND ILLINOIS BASIN

The Partnership’s surface mines include area mining and contour mining. These operations use truck and wheel loader equipment fleets along with large production tractors and shovels. The Partnership’s underground mines utilize the room and pillar mining method. These operations generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars, roof bolters, feeder and other support equipment. The Partnership currently owns most of the equipment utilized in the Partnership’s mining operations. The Partnership employs preventive maintenance and rebuild programs to ensure that the Partnership’s equipment is modern and well-maintained. The rebuild programs are performed either by an on-site shop or by third-party manufacturers.

The following table summarizes the Partnership’s mining complexes and production from continuing operations by region as of December 31, 2018.

Region	Preparation Plants and Loadouts	Transportation to Customers (1)	Number and Type of Active Mines (2)	Tons Produced for the Year Ended December 31, 2018 (3)	Tons Produced for the Year Ended December 31, 2017 (3)	Tons Produced for the Year Ended December 31, 2016 (3)
				(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Tug Fork & Jamboree(4)	Truck, Barge, Rail (NS)	2S	1.2	0.9	0.4
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	1U,1S	0.5	0.6	0.3
Northern Appalachia(5)
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	0.4	0.4	0.3
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—	—	—
Pennyrile Complex (KY)	Preparation plant & river loadout	Barge	1U	1.3	1.3	1.3
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	1.0	1.0	0.9
McClane Canyon Mine (CO)(6)	n/a	Truck	—	—	—	—
Total			4U,3S	4.4	4.2	3.3

(1)	NS = Norfolk Southern Railroad; CSX = CSX Railroad; OHC = Ohio Central Railroad; WLE = Wheeling & Lake Erie Railroad.

(2)	Numbers indicate the number of active mines. U = underground; S = surface. All of the Partnership’s mines as of December 31, 2018 were company-operated.

(3)	Total production based on actual amounts and not rounded amounts shown in this table.

(4)	Jamboree includes only a loadout facility.

(5)	The Sands Hill Mining complex was previously included in the Partnership’s Northern Appalachia region and was sold in November 2017.

(6)	The McClane Canyon mine was permanently idled as of December 31, 2013.

The following table provides the number of coal acres leased and owned, the mineralization and power source for each of the Partnership’s mining complexes by region as of December 31, 2018.

	Coal Acres	Coal Acres	Coal Acres	Formation		Power
Region	Owned	Leased	Total	Age	Rock Types	Source
Central Appalachia
Tug River Complex - CAM Mining LLC (WV)	3,178	4,582	7,761	Pennsylvanian	sandstone, siltstone, shale, coal	Appalachian Power Company
Rob Fork Complex - CAM Mining LLC (KY)	2,160	3,342	5,502	Pennsylvanian	sandstone, siltstone, shale, coal	Kentucky Power Company
Rhino Eastern Complex - Rhino Eastern LLC (WV)	-	13,183	13,183	Pennsylvanian	sandstone, siltstone, shale, coal	Appalachian Power Company
Rich Mountain - Springdale Land Company (WV)	3,161	-	3,161	Pennsylvanian	sandstone, siltstone, shale, coal	MonPower
Total Central Appalachia	8,499	21,108	29,607
Northern Appalachia
Cadiz Field - Hopedale Mining LLC (OH)	1,063	3,622	4,685	Pennsylvanian	sandstone and shale, coal	American Electric Power
Leesville Field - Leesville Land Company (OH)	-	-	-	Pennsylvanian	sandstone and shale, coal	South Central Power Company
Springdale Field - Springdale Land Company (PA)	3,998	-	3,998	Pennsylvanian	sandstone and shale, coal	PPL Electric
Total Northern Appalachia	5,061	3,622	8,683
Illinois Basin
Taylorville Field - Taylorville Mining LLC (IL)	-	15,930	15,930	Pennsylvanian	sandstone and shale, coal	Ameren Illinois
Riveredge Mine Complex - Pennyrile Energy LLC (KY)	44	6,890	6,934	Pennsylvanian	sandstone and shale, coal	Kenergy Corporation
Total Illinois Basin	44	22,821	22,864
Western Bituminous
Castle Valley Complex - Castle Valley Mining LLC (UT)	-	1,658	1,658	Upper Cretaceous	sandstone and shale, coal	Rocky Mountain Power
McClane Canyon Mine - McClane Canyon LLC (CO)	18	848	866	Upper Cretaceous	sandstone and shale, coal	Grand Valley Power
Total Western Bituminous	18	2,506	2,524
Grand Total	13,622	50,056	63,678

Central Appalachia. For the year ended December 31, 2018, the Partnership operated two mining complexes located in Central Appalachia consisting of one active underground mine and three surface mines. For the year ended December 31, 2018, the mines at the Partnership’s Tug River and Rob Fork mining complexes produced an aggregate of approximately 1.2 million tons of steam coal and an estimated 0.5 million tons of metallurgical coal.

Tug River Mining Complex. The Partnership’s Tug River mining complex is located in Kentucky and West Virginia bordering the Tug River. This complex produces coal from two company-operated surface mines, which includes one high-wall mining unit. Coal production from these operations is delivered to the Tug Fork preparation plant for processing and then transported by truck to the Jamboree rail loadout for blending and shipping. Coal suitable for direct-ship to customers is delivered by truck directly to the Jamboree rail loadout from the mine sites. The Tug Fork plant is a modern, 350 tons per hour preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train, batch weigh loadout. This mining complex produced approximately 1.0 million tons of steam coal and approximately 0.2 million tons of metallurgical coal for the year ended December 31, 2018.

Rob Fork Mining Complex. The Partnership’s Rob Fork mining complex is located in eastern Kentucky and produces coal from one company-operated surface mine and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers’ needs. The Rob Fork mining complex produced approximately 0.2 million tons of steam coal and 0.3 million tons of metallurgical coal for the year ended December 31, 2018.

Northern Appalachia. For the year ended December 31, 2018, the Partnership operated one mining complex located in Northern Appalachia consisting of one company-operated underground mine. For the year ended December 31, 2018, the mine produced an aggregate of approximately 0.4 million tons of steam coal. The Partnership sold the Partnership’s Sands Hill Mining operation in November 2017, which consisted of one company-operated surface mine.

Hopedale Mining Complex. The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is cleaned at the Partnership’s Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad and then shipped by train or truck to the Partnership’s customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 0.4 million tons of steam coal for the year ended December 31, 2018.

Western Bituminous Region. The Partnership operate one mining complex in the Western Bituminous region that produces coal from an underground mine located in Emery and Carbon Counties, Utah. The Partnership also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon) that was permanently idled at the end of 2013.

Castle Valley Mining Complex. The Partnership’s Castle Valley mining complex includes one underground mine located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. The Partnership produced approximately 1.0 million tons of steam coal from one underground mine at this complex for the year ended December 31, 2018.

Illinois Basin. The Partnership operates one mining complex in the Illinois Basin region that produces coal from an underground mine located in Daviess and McLean counties in western Kentucky contiguous to the Green River. The Partnership also have an estimated 111.1 million of proven and probable reserves in the Taylorville Field area in the Illinois Basin that remain undeveloped.

Pennyrile Mining Complex. In mid-2014, the Partnership completed the initial construction of a new underground mining operation on the purchased property, referred to as the Partnership’s Pennyrile mining complex, which includes one underground mine, a preparation plant and river loadout facility. The property is adjacent to a navigable waterway, which allows for exports to non-U.S. customers. The Partnership produced approximately 1.3 million tons of steam coal from this mine for the year ended December 31, 2018. The Partnership believe the possibility exists to expand production up to 2.0 million tons per year with further development of the mine at the Pennyrile complex.

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

Coal Reserves and Non-Reserve Coal Deposits

Reserves are defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are further classified as proven or probable according to the degree of certainty of existence. The terms and criteria utilized to estimate reserves for this study are based on United States Geological Survey Circular 891 and in general accordance with SEC Industry Guide 7, and are summarized as follows:

●	Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; and grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

●	Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The outside expert performs an independent pro forma economic analysis using industry-accepted guidelines and this is used, in part, to classify tonnage as either reserve or resource, based on current market conditions. The outside expert reviews updated coal market sales price data provided by another third party, along with mine operating cost information supplied by us. Economic feasibility is considered to classify a coal deposit as either a reserve or a resource by evaluating coal thickness, overburden thickness, coal quality, costs of mining, processing, transportation, and expected selling price, among other factors. For the surface mining resource areas, the mining costs are estimated using the surface mining overburden ratios provided in the reserve evaluation. Direct mining costs are estimated for labor, blasting, fuel and lubrication supplies, repairs and maintenance, operating supplies, and other costs. The pro forma mining cost estimates for underground mining areas begin with the computation of representative total seam thickness for each area evaluated. The clean-tons-per-foot of mining advance is calculated to support mine production and productivity calculations. All underground and highwall miner coal resources is expected to require washing to remove coal partings and out-of-seam contamination. Preparation plant yield is calculated by multiplying the in-seam recovery, out-of-seam contamination, and plant efficiency factors. In-seam recovery factors is obtained from summaries of the available laboratory analyses and coal quality data. Direct mining costs are estimated for labor, supplies, maintenance and repairs, mine power and other direct mining costs. Sales, general and administration and environmental cost allocations are based on values typically observed by the third party expert. Sales variable costs for royalty payments, black lung excise tax and reclamation fees are calculated, along with cost components for other indirect mining costs and depreciation, depletion and amortization. Coal reserves are considered to be economically recoverable at a price in excess of the cash costs to mine the coal.

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

Substantially all of our reserves in the Central Appalachia and Western Bituminous regions are marketable as compliance coal under Phase II of the Federal Clean Air Act, while our reserves in the Northern Appalachian and Illinois Basin are not marketable as compliance coal. Compliance coal is defined by Phase II of the Federal Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.

Coal Reserves

The following table provides information as of December 31, 2018 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves (1)
Region	Total (3)	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam (2)	Metallurgical (2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	23.0	19.8	3.2	18.8	4.3	9.2	13.8	13.0	10.0
Rob Fork Complex (KY)	14.0	12.9	1.1	14.0	-	6.4	7.6	11.6	2.4
Rhino Eastern Field (WV) (3)	33.9	19.4	14.4	29.1	4.7	-	33.9	-	33.9
Rich Mountain Field (WV)	8.2	2.7	5.5	-	8.2	8.2	-	-	8.2
Total Central Appalachia (5)	79.1	54.8	24.2	61.9	17.2	23.8	55.3	24.6	54.5
Northern Appalachia
Hopedale Complex (OH)	18.6	15.2	3.5	18.6	-	4.0	14.6	18.6	-
Leesville Field (OH)	-	-	-	-	-	-	-	-	-
Springdale Field (PA)	13.7	8.8	4.9	-	13.7	13.7	-	13.7	-
Total Northern Appalachia (5)	32.3	24.0	8.4	18.6	13.7	17.7	14.6	32.3	-
Illinois Basin
Taylorville Field (IL)	111.1	38.9	72.3	-	111.1	-	111.1	111.1	-
Pennyrile Complex (KY)	24.9	14.1	10.7	24.9	-	0.2	24.7	24.9	-
Total Illinois Basin (5)	136.0	53.0	83.0	24.9	111.1	0.2	135.8	136.0	-
Western Bituminous
Castle Valley Complex (UT)	14.9	11.3	3.6	14.9	-	-	14.9	14.9	-
McClane Canyon Mine (CO) (4)	6.2	4.1	2.1	6.2	-	0.1	6.1	6.2	-
Total Western Bituminous (5)	21.1	15.4	5.7	21.1	-	0.1	21.0	21.1	-
Total (5)	268.5	147.2	121.3	126.5	142.0	41.8	226.7	214.0	54.5
Percentage of total (5)		54.8%	45.2%	47.1%	52.9%	15.6%	84.4%	79.7%	20.3%

(1)	Represents recoverable tons. The recoverable tonnage estimates take into account mining losses and coal wash plant losses of material from both mining dilution and any non-coal material found within the coal seams. Except for coal expected to be processed and sold on a direct-shipped basis, a specific wash plant recovery factor has been estimated from representative exploration data for each coal seam and applied on a mine-by-mine basis to the estimates. Actual wash plant recoveries vary depending on customer coal quality specifications.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. All other coal reserves are defined as steam coal. However, some of the reserves in the metallurgical category can also be used as steam coal.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2018.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	Percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

The majority of our leases have an initial term denominated in years but also provide for the term of the lease to continue until exhaustion of the “mineable and merchantable” coal in the lease area so long as the terms of the lease are complied with. Some of our leases have terms denominated in years rather than mine-to-exhaustion provisions, but in all such cases, we believe that the term of years will allow the recoverable reserves to be fully extracted in accordance with our projected mine plan. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine those reserves. Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun. These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

The following table provides information on particular characteristics of our coal reserves as of December 31, 2018:

	As Received Basis (1)				Proven and Probable Coal Reserves (2)
						Sulfur Content
Region	% Ash	% Sulfur	Btu/lb.	S02/mm Btu	Total	<1%	1-1.5%	>1.5%	Unknown
					(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	9.42%	1.19%	13,145	1.80	23.0	9.9	9.7	2.5	0.9
Rob Fork Complex (KY)	5.41%	1.26%	13,527	1.87	14.0	6.5	4.3	1.6	1.6
Rhino Eastern Field (WV) (3)	4.17%	0.67%	14,035	0.96	33.9	28.8	4.9	-	0.2
Rich Mountain Field (WV)	7.28%	0.60%	13,235	0.91	8.2	8.2	-	-	-
Total Central Appalachia	6.24%	0.91%	13,611	1.34	79.1	53.4	18.9	4.1	2.7
Northern Appalachia
Hopedale Complex (OH)	6.66%	2.26%	13,738	3.30	18.6	-	-	18.6	-
Springdale Field (PA)	7.08%	1.91%	13,337	2.87	13.7	-	-	13.7	-
Total Northern Appalachia	6.84%	2.11%	13,568	3.11	32.3	-	-	32.3	-
Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.1	-	-	111.1	-
Pennyrile Complex (KY)	7.79%	2.53%	11,475	4.42	24.9	-	-	24.9	-
Total Illinois Basin	7.76%	3.35%	11,133	6.01	136.0	-	-	136.0	-
Western Bituminous
Castle Valley Complex (UT)	10.58%	0.90%	12,055	1.49	14.9	5.3	9.6	-	-
McClane Canyon Mine (CO) (4)	11.19%	0.57%	11,241	1.01	6.2	6.2	-	-	-
Total Western Bituminous	10.76%	0.80%	11,814	1.36	21.1	11.5	9.6	-	-
Total (5)	7.45%	2.29%	12,194	3.76	268.5	64.9	28.5	172.4	2.7
Percentage of total (5)						24.2%	10.6%	64.2%	1.0%

(1)	As received basis represents average quality on a moist basis.

(2)	Represents recoverable tons.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2018.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

Non-Reserve Coal Deposits

The following table provides information on our non-reserve coal deposits as of December 31, 2018:

	Non-Reserve Coal Deposits
		Total Tons
Region	Total Tons	Owned	Leased
	(in million tons)
Central Appalachia	38.0	10.7	27.3
Northern Appalachia	60.6	55.8	4.8
Illinois Basin	35.9	-	35.9
Western Bituminous	29.6	-	29.6
Total	164.1	66.5	97.6
Percentage of total		40.52%	59.48%

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Filed previously with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original 10-K”), which was originally filed on March 29, 2019, and which are incorporated herein by reference.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

EXHIBIT LIST

Exhibit Number	Description	Filer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)	Royal

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Royal

The registrant incorporates by reference all exhibits filed with the Original 10-K or incorporated by reference to other reports therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL ENERGY RESOURCES, INC.

By:	/s/ Richard A. Boone
Richard A. Boone
Chief Executive Officer

Date: December 06, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Boone	Chief Executive Officer and Director (Principal Executive Officer)	December 06, 2019
Richard A. Boone

/s/ Wendell S. Morris	Chief Financial Officer (Principal Financial and Accounting Officer)	December 06, 2019
Wendell S. Morris

/s/ William L. Tuorto	Director	December 06, 2019
William L. Tuorto

